Form 10KSB
period 1999-12-31
IMX PHARMACEUTICALS INC
filed 2000-04-13
CIK 1051059

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              REPORT ON FORM 10-KSB
(Mark one)

/X/ Annual Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the fiscal year ended December 31, 1999 or

/ / Transition Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from _________to ___________.

                          Commission File No. ________

                            IMX PHARMACEUTICALS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

             Utah                                      87-0394290
-------------------------------          ---------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

2295 Corporate Boulevard, Suite 131, Boca Raton, Florida                33431
--------------------------------------------------------              ---------
(Address of Principal Executive Offices)                              (Zip Code)

561.998.5660
------------
(Issuer's Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value per share.

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation SB is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10SKB or any other amendment to this Form 10SKB. / /

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of a specified date within the past 60 days: $3,636,433 based upon the bid of $.6875 and asked of $.875 on March 10, 2000.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,623,556.

         Documents Incorporated By Reference: None.

================================================================================

                                     PART I

Item 1.  Description of Business

General

         IMX Pharmaceuticals, Inc. (the "Company") is engaged in the development and marketing of health and beauty aids and related products for the skin care, cosmetic and health care industries. The Company was organized under the laws of the State of Utah in June of 1982, originally for the purpose of engaging in the acquisition, exploration and development of natural resources. For a period of time commencing in January 1984, the Company was engaged in the business of importing and brokering various products and merchandise.

         From 1991 until September 1995, the Company had only conducted limited business and had virtually no assets or liabilities.

         In September 1995, the Company entered into an agreement whereby it acquired the exclusive marketing and distribution rights in the United States for certain pharmaceutical products manufactured by Meyer-Zall Laboratories of South Africa ("Meyer-Zall"). The products included an over-the-counter psoriasis medication developed by Meyer-Zall, Exorex(TM). In connection with the agreement, the Company also entered into an agreement with Meyer-Zall which gave the Company certain rights of first refusal for distribution rights in the United States for new pharmaceutical products developed or manufactured by Meyer-Zall. (See Item 12. "Certain Relationships and Related Transactions").

         Primarily utilizing capital raised during the first six months of 1996 in a private placement, the Company began to market and distribute the Exorex psoriasis product line. In 1997 and 1998 product marketing intensified through capital raised in connection with two subsequent private placements and the Company also launched its line of Exorex eczema medications.

         Effective September 30, 1997, the Company entered into an exclusive supply agreement with IGI, Inc. and its affiliates ("IGI"). Under the agreement, the Company acquired the exclusive rights to market IGI's line of therapeutic topical skin care products utilizing its Novasome(R) technology to mass merchandisers and through multi-level marketing, direct response advertising and/or electronic media marketing in the United States, Canada and Puerto Rico. However, as of December 31, 1998, the Company canceled this product line due to limited sales. In August 1999, the Company entered into an agreement with IGI, whereby the Company agreed to register shares of common stock of the Company held by IGI for resale, and IGI agreed to return shares of the Company it holds according to a schedule, commencing upon the sale of products using Novasome(R) technology. No assurances can be given that any products using Novasome(R) technology will be commercially acceptable.

         In June of 1998, the Company completed the formation of a joint venture, the Exorex Company, LLC (the "LLC") with Medicis Pharmaceutical Corporation of Phoenix, Arizona ("Medicis"). The LLC, in which the Company received a 49% interest, acquired from the Company all of the Company's rights to market the Exorex product line. The LLC also acquired the use of substantially all of the Company's executive office and warehouse facilities in Boca Raton, Florida and nearly all of the Company's current staff, including the Company's Helpline, which is comprised of health care professionals providing a toll-free 800 service to sufferers of psoriasis and eczema.

         In June 1999, the Company sold its interest in the LLC in return for $3.6 million in cash and the assumption of all liabilities of the Company in the LLC and certain inventory of the LLC with a shelf life of less than 12 months which the Company has the right to sell abroad, subject to certain restrictions.

         As of the date of this report, the Company continues to develop lines of health and beauty products which the Company believes will offer superior benefits to consumers. In the second quarter of fiscal 1999, the Company launched its Mother 2 Be(R) line of products, and recently launched two (2) additional product lines, Proctozone(TM) and Podiatrx(TM), in the first quarter of fiscal 2000. Another product line, Deep(TM), is to be launched in the second half of fiscal year 2000. In addition, the Company is actively seeking to acquire one or more product lines or businesses. No assurances can be given that any such acquisitions will be consummated, or if consummated, that they will be profitable.

         Sale of Joint Venture Interest

         In June 1999, the Company sold its interest in the LLC in return for $3.6 million in cash and the assumption of all liabilities of the Company in the LLC and certain inventory of the LLC with a shelf life of less than 12 months which the Company has the right to sell abroad subject to certain restrictions. In addition, certain ancillary agreements entered into in connection with the formation of the LLC were terminated, with the exception of the Facility Agreement (which relates to the leasing of substantially all of the Company's office and warehouse), which remained in effect until December 31, 1999. See "Item 2. Description of Property".

         The determination of the Board of Directors to sell the Company's interest in the LLC was based principally upon its conclusion that the LLC was not operating in a manner that was in the best interests of the Company and the cash infusion to be received by the Company on the closing of such sale. Management believed that the cash infusion will assist the Company in the marketing and development of the Company's other products. See "Item 6. Management's Discussion and Analysis of Results of Operations".

         Products

         Mother 2 Be(TM). Through its wholly-owned subsidiary, Sarah J., Inc., the Company has developed and launched in the second quarter of fiscal 1999 (see "Sales and Marketing") a line of pregnancy skin care products under the Company's Mother 2 Be brand name, which contains natural, safe and effective biodegradable ingredients, including Lactoferrenate(TM), (Lactoferrin), a natural component also found in mother's milk. In nature, Lactoferrin has the characteristics of an antioxidant to help protect the skin, as well as the natural anti-inflammatory and antibacterial properties needed to help maintain the health and beauty of the skin. This unique blend of ingredients helps soothe, heal and protect an expectant mother's skin. All Mother 2 Be products are hypoallergenic, making them ideal for sensitive skin.

         The Mother 2 Be line presently consists of the following products:
Calm(TM), a cream to relieve itchy abdominal conditions associated with pregnancy which helps relieve dryness, inflammation and irritation; Soothe(TM), an areola and nipple restorative cream; Restore(TM), a breast firming cream; Minimize(TM), a stretch-mark minimizer; Rejuvenate(TM), a soothing gel that refreshes tired legs and feet; Indulge(TM), a unique blend of all-natural ingredients designed to help relieve and relax the stress associated with the aches and pains common during pregnancy; and Balance(TM), which helps regulate oil production by absorbing excess oil, while moisturizing dry facial areas.

         Podiatrx(TM). Through its wholly-owned subsidiary, Podiatrix, Inc., the Company has been working with a leading podiatrist in the development of foot care products that offer greater comfort and efficacy in the treatment of foot fungal conditions. As the result of such collaboration, the Company has developed a line of over-the-counter anti-fungal foot care products, which includes topical ointments and bath soaks under the brand name Podiatrx(TM).

         Podiatrx is a unique two (2) product system designed to increase the exfoliation and relieve dryness of the foot, which prepares the skin surface for better delivery of anti-fungal medication. Podiatrx TFM, tri-fective moisturizer, is a self-terminating exfoliator which gently removes the upper surface skin when fungal conditions exist, to make the skin more receptive for Podiatrx AF, antifungal cream, 2% Miconazole Nitrate, to combat fungal conditions.

         The Podiatrx product line takes advantage of the new C2P Technology(TM) developed at the Company, where over-the-counter active drug substances are delivered in a cream base that dries to a creamy powder. This new delivery system, which contains a skin protectant (kaolin), has soothing and calming effects on the skin and remains in place without significant rub-off.

         The Company plans to market the Podiatrx line through podiatrists, and recently commenced marketing Podiatrx products during the first quarter of fiscal 2000. See "Sales and Marketing".

         Proctozone(TM). Through its wholly owned subsidiary, Proctozone, Inc., the Company has been working in conjunction with a leading analrectal surgeon to develop the Proctozone line of over-the-counter anorectal anti-inflammatory and anesthetic drug products. Available in two active forms, the Proctozone line will offer soothing and non-messy alternatives for physicians to recommend to their patients for post-surgical treatment and general inflammation and associated pain of the anorectal area. Proctozone, which uses the Company's proprietary

C2P delivery system, is unlike most greasy competitive ointments on the market today.

         The Company plans to market the Proctozone line through pharmaceutical wholesalers, and recently commenced marketing Proctozone products during the first quarter of fiscal 2000. See "Sales and Marketing".

         Deep(TM). Deep(TM) is a line of over-the-counter, temporary topical analgesic products for minor arthritis and sore muscle pain with the active ingredient, Capsaicin. The Company plans to market these products through physicians. While the Company has not marketed any Deep products as of the date of this report, it plans to launch the line of temporary pain reliever products in the second half of fiscal year 2000. See "Sales and Marketing".

         Sales and Marketing

         In the second quarter of fiscal 1999, the Company launched its Mother 2 Be product line, which is being marketed and sold to spas, salons, specialty retailers and catalogue companies, both domestically and abroad, and continues to develop referrals by professional birthing consultants, such as nurses, mid-wives, La Leche League instructors, lactation consultants, child birth educators, Lamaze International instructors, general practice physicians, gynecologists, as well as prenatal specialty stores. In order to further develop its professional referrals, the Company has developed a "Physician Script Program" which facilitates the recommendation of Mother 2 Be products by physicians and ordering of such products by patients, as well as direct mail and conventional retail marketing programs. In addition, the Company intends to market the Mother 2 Be product line abroad, principally through foreign distributors.

         The Company has commenced marketing its Podiatrx and Proctozone products lines during the first quarter of fiscal 2000, and anticipates marketing the Deep line of topical analgesic products in the second half of fiscal 2000. The Company plans to market these products through physicians using a Physician Script Program which facilitates the recommendation of such products by physicians and ordering of such products by patients from their local pharmacies, or through toll-free helpline telephone numbers being established by the Company.

         The Company has previously marketed over-the-counter products to conventional retail outlets, first on its own in November 1996, when the Company launched its national retail sales program for Exorex products, and secondly, through the LLC commencing in June 1998. Through the efforts of the Company's executive sales personnel and a number of independent national sales representatives, the Exorex products were carried by several major national and regional Drugstore chains and national wholesalers, as well as independent pharmacies and health food stores.

         However, management recognizes that the Company does not have the financial resources to sustain a major national advertising campaign to market its products to conventional retail outlets. There can be no assurance that the Company will be able to achieve widespread commercial acceptance of any of the Company's products. Conventional retail distribution is a very difficult medium for products without significant consumer brand recognition. Shelf space at retail outlets is at a premium, returns can be significant, payment terms are extended, and offsets, credits against invoices and allowances are the norm. Without significant brand recognition, the Company will not have any meaningful conventional retail distribution.

         In August 1999, the Company announced that it launched its Mother 2 Be web site, www.mother2be.com, which permits consumers to purchase the Mother 2 Be products over the Internet, as well as providing information regarding skin care during pregnancy. In addition, the Company intends to market additional products through its web site over the Internet. Although there have been numerous statements and reports concerning the potential of the Internet as a vehicle for commercial transactions, its potential has yet to be properly and successfully exploited to any significant degree by any health and beauty company. Some anticipated problems include limited Internet access by certain consumers, unreliable technology, and the reluctance of consumers to provide their credit card numbers over the Internet to consummate sales. No assurances can be given that Internet marketing will be successful to any degree.

         In addition, the Mother 2 Be product line is also being marketed over the internet at three (3) other websites, ibaby.com, a subsidiary of iVillage, Inc., www.babystyle.com, which is owned by eStyle, Inc. and www.babycenter.com, a maternity website of Baby Center, Inc., San Francisco.

         During fiscal year ended December 31, 1999 one (1) customer, Pea in the Pod, accounted for 24% of net sales. During fiscal year ended December 31, 1998, Walgreen's accounted for 10.1% of net sales.

         Manufacturing and Supplies

         All of the Company's products are presently manufactured exclusively for the Company by independent third parties in the United States. Although the Company does not own a factory or production plant, it acts as a general contractor, and supervises each stage of production from the creation of the product, design and creation of the packaging, filling of same and packing, all as performed by various subcontractors. Management believes that its relationships with such subcontractors are good, and that there are sufficient alternate subcontractors should one or more subcontractors become unavailable.

         In addition, the Company has commenced manufacturing its samples of its products in its warehouse facilities.

         All raw materials and packaging components for the Company's product lines are readily available to the Company.

         Inventory

         At December 31, 1999, the Company maintained inventory valued at approximately $558,000, as compared to approximately $160,000 at December 31, 1998. The low level of inventory maintained by the Company resulted from sale of substantially all of the Company's inventory to the LLC in June 1998.

         The Company has generally delivered its orders within one (1) day of the date orders are booked. As a result thereof, the Company had no backlog of firm booked orders at December 31, 1999 or December 31, 1998. The business of the Company is not seasonal.

         As the result of the cash infusion of $3.6 million from the sale of its interest in the LLC, management does not anticipate any difficulty in financing foreseeable inventory requirements within the next twelve (12) months.

         Competition

         The health and beauty market in which the Company operates is characterized by intense competition and there are numerous prescription and non-prescription drugs available from which consumers may choose. The Company competes against established pharmaceutical and consumer product companies which market products with equivalent or functionally similar ingredients and which have national and/or regional brand name recognition. Most of the Company's competitors possess substantially greater financial, technical and other resources than the Company. Moreover, these companies possess greater marketing capabilities than the Company, including the ability to implement extensive advertising campaigns.

         Management recognizes that the Company does not have the financial resources to sustain a major national advertising campaign to market its products to conventional retail outlets. There can be no assurance that the Company will be able to achieve widespread commercial acceptance of any of the Company's products.

         The Company's success will be dependent upon its ability to demonstrate the effectiveness of its products and the acceptance of the Company's method of treatment, as well as the Company's distribution plans. There can be no assurance that the Company will be able to compete successfully.

         Government Regulation

         Under the Federal Food, Drug and Cosmetic Act ("FDA Act"), an over-the-counter non-prescription pharmaceutical product may not be commercialized or otherwise distributed in the United States without the prior approval of the FDA, upon submission to it of a new drug application or abbreviated new drug application, unless the combination of active ingredients in such products have been determined to be recognized as generally safe and effective for uses under the conditions prescribed, recommended or suggested in the FDA prescribed labeling in accordance with final monograph rules promulgated by the FDA and the labeling is in compliance therewith. The Company presently intends to market non-prescription products which contain active ingredients in the products that have been recognized as generally safe and effective for the recommended uses by panels of medical experts appointed by the government in the monograph rule making proceedings.

         In addition, each of the Mother 2 Be products is also a "cosmetic" as that term is defined under the FDA Act, and must comply with the labeling requirements of the FDA Act, the Fair Packaging and Labeling Act, and the regulations thereunder.

         Advertising of the Company's products is also subject to the review of the Federal Trade Commission ("FTC") pursuant to the authority of the FTC to monitor and prevent unfair and deceptive trade practices.

         Management believes that its products are in compliance with all applicable regulatory requirements.

         Licenses, Patents and Trademarks

         The Company is the owner of the registered trademark, Mother 2 Be(R), and trademark applications have been filed for the, Podiatrx, Proctozone, and Deep product lines as well as for C2P Technology, the Company's proprietary cream to powder over-the-counter drug delivery system.

         Research and Development

         During fiscal 1999, the Company's research and development program completed development of the Mother 2Be product line, and the Podiatrx, Proctozone and Deep product lines.

         The Company has on file with the U.S. Patent and Trademark Office, a provisional patent application for a method of delivering ingredients to the body through the lips. The Company believes that this unique delivery system may have several applications in the cosmetic and drug fields.

         Several of the Company's product lines incorporate the new C2P delivery technology developed at the Company, where over-the-counter active drug substances are delivered in a cream base that dries to a creamy powder. This new delivery system, which contains a skin protectant (kaolin), has soothing and calming effects on the skin and remains in place without significant rub-off. Management believes that C2P drug delivery technology has capabilities for several new over-the-counter drug applications.

         Developmental efforts are continuing for other personal care/cosmetic products. These efforts include product formulation, packaging design and prototypes, product safety and stability testing, along with certain efficacy studies to support product claims. However, no assurances can be given that any commercially acceptable products will be developed.

         The Company has contracted with R.F. Technology Consultants, Inc. ("RFTC") to conduct its research and development program. The principal of RFTC is Ray Figueroa. From 1994 to the present, he has been the President and Technology Director of RFTC, which provides product development services to cosmetic and dermatological marketers, with specialization in topical dosage forms for therapeutic and personal care applications. Mr. Figueroa has twenty-five (25) years of experience in topical care management as a formulation chemist with several fortune 500 companies. From 1990 through 1994, he was the Vice President of Research and Development for Baker Cummins Dermatological, Inc. He previously worked for Richardson Vicks, Proctor & Gamble, IVAX Pharmaceuticals, Estee Lauder, Almay and Revlon International. Mr. Figueroa has an A.A.S. degree in medical technology and a B.S. Degree in Chemistry.

         The Company has entered into a series of product development agreements with RFTC, which provides for compensation to RFTC in the form of cash, options to purchase shares of the Company's common stock which vest as products are developed, royalties based upon net sales of products, a royalty based upon the sale of the rights to the products developed and an interest in any patents granted on products developed by RFTC for the Company.

         Preliminary Agreement

         The Company has entered into a preliminary agreement with a view towards a potential acquisition of a multi-level marketing and manufacturing company. The preliminary agreement provides that any transaction is subject to a formal, definitive acquisition agreement, corporate approvals, as well as any appropriate regulatory filings. In addition, the Company is presently negotiating Operating Agreements, pursuant to which the Company will manage the company and purchase product from the manufacturer for resale to the independent distributors. Such proposed acquisition would also be contingent upon the Company securing financing. At the present time no assurances can be given that either Operating Agreements or a definitive acquisition agreement will be signed, financing will be raised on favorable terms or at all, or that the proposed acquisition will be consummated.

         In accordance with the terms of the preliminary agreement, the Company has made a $400,000 refundable deposit, the return of which has been personally guaranteed by the principal of the other company. The Company has the right to the return of the deposit if a definitive agreement has not been signed by April 15, 2000.


         Employees

         As of the date of this report, the Company had twenty-four (24) full-time employees. The Company believes that its relationship with its employees is good.

Item 2.  Description of Property

         The Company leases a total of 3,590 square feet of office space in Boca Raton, Florida pursuant to leases, all of which terminate on March 31, 2001. In addition, the Company leases approximately 3,000 square feet of warehouse space in Boca Raton, Florida pursuant to a month-to-month lease. Monthly lease payments are approximately $5,400 and $2,100, respectively.

         In connection with the organization of the LLC, the Company entered into a Facility Agreement, whereby the Company subleased to the LLC, substantially all of its office space, furniture, computer hardware, all utilities, including telephone and fax services and warehouse facilities, and equipment leased and owned and occupied by the Company for substantially the Company's cost. From June 1998 through June 1999, the LLC paid a substantial portion of the office rent and warehouse rent.

         In connection with the sale of the Company's equity interest in the LLC, the Company entered into a Transition Services Agreement, whereby the LLC continued to sublease the Company's premises for a period not to exceed six (6) months. As of December 31, 1999, the LLC no longer subleased the Company's premises

Item 3.  Legal Proceedings

         There are no material pending legal proceedings to which the Company is a party, or to which any of its properties or assets are subject, except as set forth below.

         In November 1999, Bioglan Pharma PLC and Bioglan Pharma, Inc. (collectively, "Bioglan") commenced an arbitration against the Company, Medicis and the LLC in which Bioglan claims damages for breach of various contractual obligations arising out of the sale of the LLC and the Exorex product line to Bioglan (American Arbitration Association, Case #50 133 00398 99).

         Specifically, Bioglan claims that Medicis, the LLC and the Company breached an Asset Purchase Agreement by transferring inventory to Bioglan which
(a) had a remaining shelf life which was less than 12 months and (b) was otherwise unmarketable. It is remote that the Company would bear any responsibility with regard to the first claim. The Asset Purchase Agreement specified that Bioglan was to take title to all inventory which had a shelf life greater than 12 months and the Company was to take title to inventory which had a shelf life of 12 months or less. However, the products were warehoused together. Management of the Company believes that Medicis, under an interim management agreement with Bioglan, filled Bioglan orders with the Company's inventory. In addition, the Company has filed a counterclaim in the arbitration against Bioglan for damages relating to the conversion of this property.

         In the second claim, Bioglan seeks unspecified damages from the Company, Medicis and the LLC because it claims that the inventory which it received had not been properly stored and was therefore unmarketable. Bioglan alleges that the products should have been kept in cold storage. Management of the Company is of the belief that this claim does not have any merit, as the management was never advised by the manufacturer, Meyer-Zall Laboratories of

South Africa, of any requirement of cold storage for the product. The Company intends to vigorously defend this matter. However, management cannot asses the likelihood of an unfavorable outcome, or the range of potential loss, if any, which might result from this claim.

Item 4.  Submissions Of Matters To A Vote Of Security Holders

         Not  applicable.

                                     PART II

Item 5.  Market For Common Equity and Related Stockholder Matters

         The Company's shares of Common Stock are traded over-the-counter and quoted in the over-the-counter Electronic Bulletin Board on a limited and sporadic basis and the symbol for the Common Stock is "IMXN".

         The reported high and low bid prices for the Common Stock are as shown below for fiscal years ended December 31, 1999 and December 31, 1998. The quotations reflect inter-dealer prices and do not include retail mark-ups, mark-downs or commissions. The prices do not necessarily reflect actual transactions.

--------------------------------------------------------------------------------
                                  High Bid              Low Bid
--------------------------------------------------------------------------------
1999
    First Quarter                $  3 1/2              $  1
    Second Quarter               $  2 1/8              $  1 1/2
    Third Quarter                $  2 1/8              $  1 1/4
    Fourth Quarter               $  1 3/8              $    5/16
--------------------------------------------------------------------------------

1998
    First Quarter                $  5 1/2              $  4
    Second Quarter               $  5 1/2              $  3
    Third Quarter                $  4                  $  1 1/4
    Fourth Quarter               $  1 7/8              $    5/8
--------------------------------------------------------------------------------

         The closing bid and asked prices of the Company's Common Stock on March 10, 2000, were$.6875 and $.875 respectively, as quoted on the over-the-counter Electronic Bulletin Board. As of the February 15, 2000, there were 353 shareholders of record of the Company's Common Stock.

         Dividends

         The Company has never paid cash dividends on its Common Stock. The Company presently intends to retain future earnings to finance the expansion of its business and does not anticipate that any cash dividends will be paid in the foreseeable future. The future dividend policy will depend on the Company's earnings, capital requirements, expansion plans, financial condition and other relevant factors.

         Shares of Series A Preferred Stock were issued in July 1997, which accrued an annual 8% dividend, which the company paid in additional shares of Preferred Stock. Each of the shares of Preferred Stock were converted into ten
(10) shares of Common Stock and ten (10) warrants to purchase Common Stock in March 1999.

Recent Sales of Unregistered Securities

         1996 Private Placement

         In July 1996, the Company issued an aggregate of 580,000 shares of Common Stock and 580,000 Warrants to purchase common stock to forty-three (43) investors, pursuant to the terms of a private placement memorandum dated February 9, 1996 (the "1996 Private Placement"). Each investor warranted and represented to the Company in connection with their subscriptions for the aforementioned securities that they were purchasing the securities for investment and not with a view towards distribution. The offering was conducted without a general solicitation or advertisement, was made solely to sophisticated investors or accredited investors (as defined in Rule 501 of Regulation D) and accordingly, the Company relied upon the exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) of the Securities Act and Regulation D, promulgated thereunder.

         In connection with 1996 Private Placement, Euro-Atlantic Securities, Inc. acted as the placement agent on a best efforts basis. The Company raised gross proceeds of $1,450,000, paid placement agent commissions of $145,000, and issued 58,000 warrants to Euro-Atlantic Securities, Inc. to purchase 58,000 shares of Common Stock and 58,000 warrants to purchase common stock.

         1997 Preferred Stock Private Placement

         On February 28, 1997, the Company offered to sell, through a private placement, 200 units at a price of $25,000 per unit without any requirement that a specified number of units be sold (the "1997 Preferred Stock Private Placement"). Each unit consisted of 1,000 shares of Series A Convertible Preferred Stock ("Preferred Stock"), $.001 par value, with a price of $25 per share. Each share of Preferred Stock was convertible into 10 shares of Common Stock and 10 Common Stock Purchase Warrants. Each warrant is exercisable until July 10, 2002 and entitles the holder to purchase one share of Common Stock at a price of $6.50 per share. As of July 10, 1997, the Company sold 76,750 shares of Preferred Stock and received gross proceeds of $1,918,750 less costs of approximately $217,000. On March 31, 1999, each of the outstanding shares of this series was converted on a mandatory basis into ten shares of Common Stock and ten warrants to purchase Common Stock.

         Each investor warranted and represented to the Company in connection with their subscriptions for the aforementioned securities that they were purchasing the securities for investment and not with a view towards distribution. The offering was conducted without a general solicitation or advertisement, was made solely to accredited investors (as defined in Rule 501 of Regulation D) and accordingly, the Company relied upon the exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) of the Securities Act and Regulation D, promulgated thereunder.

         In connection with 1997 Preferred Stock Private Placement, the Company issued to Delta Equity Services Corporation and Roundhill Securities, Inc., the placement and selling agents and their affiliates (fifteen (15) persons), warrants to purchase 7,586.25 shares of Convertible Preferred Stock with an exercise price of $30 per share, which are exercisable for the five year period ending July 2002. Each share of Preferred Stock is convertible into 10 shares of Common Stock at $3.50 per share, and 10 warrants, each warrant to purchase one share of Common Stock at $6.50 per share.

         Financial Advisor  Warrants

         During July 1997, in connection with an agreement with a financial advisor, the Company issued warrants to six (6) persons to purchase an aggregate of 50,000 shares of Common Stock at $4.75 per share, exercisable for the period ending July 2002.

         October 1997 Private Placement

         From December 1997 through February 1998, the Company issued an aggregate of 310,941 shares of Common Stock, pursuant to the terms of a private placement memorandum dated October 30, 1997 (the "October 1997 Private Placement"). Each investor warranted and represented to the Company in connection with their subscriptions for the aforementioned securities that they were purchasing the securities for investment and not with a view towards distribution. The offering was conducted without a general solicitation or advertisement, was made solely to accredited investors (as defined in Rule 501 of Regulation D) and accordingly, the Company relied upon the exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) of the Securities Act and Regulation D, promulgated thereunder.

         In connection with October 1997 Private Placement, the Company raised gross proceeds of $1,088,300. Placement agent commissions aggregated $113,188. Brookstreet Securities Corporation and Delta Equity Services Corporation acted as placement agents. In addition, the Company issued 20,180 warrants issued to placement agents and their affiliates (four (4) persons) in the 1997 October Private Placement on February 28, 1998.

         1998 Sale to Medicis

         As a condition of the Joint Venture Agreement (See Business, Item 1), in June 1998 Medicis purchased 400,000 shares of Common Stock at the estimated fair value of $2.50 per share. Medicis was an accredited investor, and warranted and represented to the Company in connection with its purchase of the aforementioned securities that it was purchasing the securities for investment and not with a view towards distribution. The offering was conducted without a general solicitation or advertisement and accordingly, the Company relied upon the exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) of the Securities Act and Regulation D, promulgated thereunder.

         1998 Miscellaneous

         On July 29, 1998, the Company issued 14,286 shares of its Common Stock to Dr. Marta Rendon in connection with her services as a finder for the Company. On or about that same date, the Company granted to Dr. Spencer Kellogg 5,000 stock options at an exercise price of $3.00 per share, with all options expiring 2003 in connection with his services to the Company's subsidiary, Sarah J., Inc. In addition, the Company granted 6,000 stock options to R.F. Technology Consultants, which options are exercisable at $2.00 per share for a period of five years, with 3,000 stock options vesting upon the completion of each of the products listed in an agreement between the Company and R.F. Technology Consultants. These options were granted in connection with R.F. Technology Consultants' preparation and development of seven products for the Company's subsidiary, Sarah J., Inc. The foregoing issuances were conducted without a general solicitation or advertisement to sophisticated investors, and accordingly, the Company relied upon the exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) of the Securities Act and Regulation D, promulgated thereunder.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

         General

         The Company is engaged in the development of lines of health and beauty products which the Company believes will offer superior benefits to consumers. In the second quarter of fiscal 1999, the Company launched its Mother 2 Be(R) line of products, and recently launched two (2) additional product lines, Proctozone(TM) and Podiatrx(TM), in the first quarter of fiscal 2000. Another product line, Deep(TM), is to be launched in the second half of fiscal year 2000. In addition, the Company is actively seeking to acquire one or more product lines or businesses. No assurances can be given that any such acquisitions will be consummated, or if consummated, that they will be profitable.

         Results of Operations

         During 1997 and for the first six (6) months of 1998, the Company's business consisted of primarily marketing its Exorex product line, utilizing capital raised during 1996 and 1997 in private placement financings. However, commencing in June 1998, the Company completed the formation of a joint venture, the Exorex Company, LLC (the "LLC") with Medicis Pharmaceutical Corporation of Phoenix, Arizona ("Medicis"). The LLC, in which the Company received a 49% interest, acquired from the Company all of the Company's rights to market the Exorex product line.

         For fiscal 1999, consolidated net sales were approximately $203,000, as compared to approximately $3.9 million for the preceding year. The decrease of approximately $3.7 million resulting primarily from the Company's conveyance of the Exorex product line to the LLC in June 1998. As the owner of a 49% interest in the LLC, the Company did not record any sales made by the LLC.

         Management is of the belief that the market experienced intense competition for over-the-counter drugs in general, and psoriasis medication in competition with the Exorex line in particular. The Company competed against established pharmaceutical and consumer product companies which market numerous prescription and non prescription drugs products with equivalent or functionally similar ingredients and which have national and/or regional brand name recognition, from which consumers may choose.

         Management initially believed that aligning the Company with Medicis, a substantially larger pharmaceutical concern, would assist the Company in bringing its products to market, building brand recognition and gaining widespread commercial acceptance. Accordingly, in June 1998 the Company acquired its interest in the LLC in return for conveyance of all of the Company's interest in the Exorex product line. However, management's expectations for the marketing of the Exorex line by the LLC and Medicis were not met during the first year of the LLC's operations, and therefore, the Company sold its interest in the LLC for $3.6 million in cash and other consideration. Management intends to use the cash received from the sale of the Company's interest in the LLC for development of the Company's proprietary brands.

         During April 1999, the Company launched its line of pregnancy skin care products under the Company's Mother 2 Be brand name. Net sales of this new line beginning in May 1999 were approximately $203,000. The Company recently introduced two (2) new lines during the first quarter of fiscal 2000, Proctozone, an over-the-counter line of medications for various anal-rectal aliments and Podiatrx, an over-the-counter line of medications for various foot ailments. Another product line, Deep, an over-the-counter, temporary topical analgesic products for minor arthritis and sore muscle pain with the active ingredient, Capsaicin, is to be launched in the second half of fiscal 2000.

         Management is also actively pursuing the development and/or acquisition of new product lines and technologies in order to expand its lines of health and beauty products. However, no assurances can be given that any new products or lines of products will be developed or acquired, or if developed or acquired, that they will be profitable.

         Gross profit margin decreased to 61% of net sales for fiscal 1999, as compared to 72% of net sales in 1998. Gross profit margins fluctuated with the changes in the Company's product mix.

         Selling, general and administrative expenses incurred by the Company decreased to approximately $3.1 million in fiscal 1999 from $5.1 million 1998.The decrease from 1998 to 1999 reflects the absorption of a significant amount of overhead as the result of the conveyance of the Exorex product line to the LLC. Such decrease for fiscal 1999 as compared to fiscal 1998 included a decrease in selling and advertising expenses of approximately $1,089,000 from approximately $2,602,000 to $1,573,000.

         For fiscal 1999, net income was approximately $503,000, as compared to net loss of approximately $(2,186,000) for the preceding year. The results for fiscal 1999 include a gain of approximately $3.4 million on the sale of the Company's interest in the LLC. For 1999, the Company had a loss of $(3.0) million from operations, exclusive of such gain, compared to a loss from operations of approximately $(2.2) million for 1998.

         As the Company anticipates developing additional product lines, it will necessarily incur additional expenses normally associated with start-up of new lines. Further, substantial time may be necessary to build brand awareness and sales. Accordingly, the likelihood of the success of the Company's operations must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation and development of a new business, the commencement and expansion of operations and the regulatory and competitive environment in which the Company will operate. As a result of the foregoing, operating losses are anticipated for fiscal 2000.

         Liquidity and Capital Resources

         At December 31, 1999, the Company's financial condition included working capital of approximately $2.8 million, as compared to approximately $2.1 million at December 31, 1998. In June 1999, the Company sold its interest in the LLC in return for approximately $3.6 million in cash and other consideration. It is management's intention that the cash received from the sale of the Company's interest in the LLC is to be used in connection with development of the Company's proprietary brands.

         During 1997 and 1998, the Company raised capital from investors to finance its capital requirements. In 1997 the Company commenced a private placement offering, which was extended to February 1998, at which time the Company raised net proceeds of approximately $947,000. In June 1998 and in connection with the Company's acquisition of its equity interest in the LLC, Medicis purchased 400,000 shares of Common Stock for $1,000,000 or $2.50 per share, the estimated fair market value at the time of such sale.

         At the present time and for the foreseeable future, the Company's short-term capital requirements are expected to be met by available cash. For fiscal 1999, operating activities used cash of approximately $3.09 million.

         The Company intends to develop and market through various channels, its proprietary over-the-counter drugs and health and beauty products. However, management recognizes that the Company does not have the financial resources to sustain a major national advertising campaign to market its products to conventional retail outlets. Further, in the event of a significant increase in capital requirements, the Company may require additional financing. However, no assurances can be given that the Company will be able to raise sufficient capital should the need arise. In the absence of such additional financing, there can be no assurance that the Company will be able to achieve widespread commercial acceptance of any of the Company's products.

         Year 2000 Readiness

         Many currently installed computer systems and software products are coded to accept or recognize only 2-digit entries in the date code field. Such systems and software products will need to accept 4-digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies and governmental agencies may need to be upgraded to comply with such Year 2000 requirements or risk system failure or miscalculations, causing disruptions of normal business activities.

         We have made an assessment of the Year 2000 readiness of our operating and administrative systems. Our assessment plan consisted of testing of our internally developed information and computing systems with special attention to their representation and manipulation of calendar dates. We have confirmed that our software avoids Year 2000 concerns. In addition, in our assessment plan, we contacted third-party vendors, which have indicated that the products and services used by us are currently Year 2000 compliant.

         To date, we have not incurred any material costs in identifying or evaluating Year 2000 compliance issues. Most of our expenses have related to, and are expected to continue to relate to, the operating costs associated with time spent by employees in the evaluation process and Year 2000 compliance matters generally. We do not presently anticipate that such expenditures will be material.

         While, based on our assessment to date, we believe that our internal systems are Year 2000 compliant and will not produce erroneous results, fail to function or interrupt performance, despite our testing, our systems may contain undetectable errors or defects associated with Year 2000 and operational difficulties may result. In addition, while vendors of our material software, hardware and services have indicated that they are in compliance, we cannot assure you that third-party software, hardware or services incorporated into our systems upon which we are reliant will not need to be revised or replaced, which could be time consuming and expensive.

         In addition, no assurances can be given that governmental agencies, utility companies, Internet access companies, third-party service provides and others outside of our control will be Year 2000 compliant. The failure by such entities to be Year 2000 compliant could result in a systematic failure beyond our control, such as telecommunications or electrical failure, which could also prevent us from producing or delivering our products, which would have a material adverse effect on our business, results of operations and financial condition.

         The likely worse-case Year 2000 scenario is a systematic failure beyond our control, such as a prolonged telecommunications or electrical failure. Such a failure could prevent us from operating our business. We believe that the primary business risks, in the event of such a failure, would include delays in product production, lost revenue, increased operating costs, or other business interruptions of a material nature, as well as claims of mismanagement, misrepresentation or breach of contract, any of which could have a material adverse effect on our business, results of operations and financial condition. We have not made any contingency plans to address such worse-case scenario.

         As of the date of this report, the Company has not experienced any Year 2000 problems.

         Inflation

         Inflation rates in the U.S. have not had a significant impact on operating results for the periods presented.

         Cautionary Statement Regarding Forward-Looking Statements

         Certain statements contained in this item and elsewhere in this report regarding matters that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. All statements which address operating performance, events or developments that management expects or anticipates to incur in the future, including statements relating to sales and earnings growth or statements expressing general optimism about future operating results, are forward-looking statements. The forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained in management's forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, competitive pressures, inadequate capital, unexpected costs, lower revenues and net incomes and forecasts, the possibility of fluctuation and volatility of the Company's operating results and financial condition, inability to carry out marketing and sales plans, and loss of key executives, among other things.

Item 7. Financial Statements.

        The required financial statements commence on page F-1.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not applicable.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

        The following table sets forth the names, positions with the Company and ages of the executive officers and directors of the Company. All directors serve until the next annual meeting of the Company's shareholders or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

--------------------------------------------------------------------------------
                    Name                               Position
--------------------------------------------------------------------------------
William A. Forster                      Chairman of the Board, President and
                                        Chief Executive Officer
--------------------------------------------------------------------------------

David A. Gross, M.D.                    Director
--------------------------------------------------------------------------------

Eugene Miller                           Director
--------------------------------------------------------------------------------

Michael F. Holick, Ph.D., M.D.          Director
--------------------------------------------------------------------------------

Sanfurd Bluestein, M.D.                 Director
--------------------------------------------------------------------------------

Westby J. Rogers                        Director
--------------------------------------------------------------------------------

Lawrence D. Russell                     Director
--------------------------------------------------------------------------------

Gary P. Spielfogel                      Executive Vice President
--------------------------------------------------------------------------------

Marc Falkin                             Senior Vice President
--------------------------------------------------------------------------------

Leonard F. Kaplan                       Chief Financial Officer
--------------------------------------------------------------------------------

         Mr. Forster has served as a Director of the Company since 1987. Dr. Gross and Mr. Miller were elected Directors by the shareholders at a shareholder's meeting held in November 1995. Dr. Holick was elected to the Board in January 1996, Dr. Bluestein was elected in November 1997, Mr. Rogers was elected to the Board in June 1999 and Mr. Russell was appointed to the Board in October 1999. All Directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. During 1998, the Compensation Committee of the Board of Directors consisted of Messrs. Eugene Miller and David Natan, a former director. David Walt, a former director was a member of the Compensation Committee until September 1998. In October 1999, the membership of the Compensation Committee was changed to consist of Lawrence D. Russell, Westby J. Rogers and David A. Gross, M.D. The Audit Committee consists of Lawrence D. Russell, Eugene Miller and Sanfurd Bluestein, M.D.

         Marc Falkin, the Company's Senior Vice President, is the son-in-law of William Forster, the Company's Chairman of the Board, President and Chief Executive Officer. Apart from this relationship, there is no family relationship between any of the officers and directors of the Company.

         The following sets forth biographical information as to the business experience of each executive officer and director of the Company for at least the past five (5) years.

         William A. Forster, age 54, a Director, has been the Chairman of the Board since 1987, and is also President and Chief Executive Officer and founder of the Company. From September 1992 until May 1994, he was the President and Chief Executive Officer of MBF U.S.A., a publicly held marketer of infection control products. He is also actively involved in many city, state, national and international non-profit organizations.

         Dr. David A. Gross, M.D., F.A.P.A., age 52, has been a Director since November 1995, is a physician in private practice, the Director of the Palm Beach Evaluation Center and was previously Chairman of the IMX Medical Advisory Panel. He is a Fellow, American Psychiatric Association, listed in Best Doctors in America 1995, Southeastern Edition, and was commissioned by then Florida Governor, Lawton Chiles, to the Physicians Input Panel. He is also President-Elect of the Florida Psychiatric Society. Dr. Gross was appointed by President William Clinton to the Executive Advisory Panel to the Office of National Drug Control. He also serves on the Advisory Panel on Community Health Care Purchasing Alliance. He holds degrees from the University of Rochester (A.B. Magna Cum Laude), the University of Florida College of Medicine (M.D.) and has completed his residency at Yale University School of Medicine.

         Eugene Miller, age 73, has been a Director since November 1995, is an Executive-in-Residence and Adjunct Professor of the College of Business at Florida Atlantic University and a director of MFRI, Inc., a publicly held company. Prior to affiliating with Florida Atlantic University, he served as Vice-Chairman and Chief Financial Officer of USG Corporation (formerly United States Gypsum Company), Senior Vice President of the New York Stock Exchange, Senior Vice President of CNA Financial Corporation and Vice President of McGraw-Hill, Inc. He holds degrees from Bethany College (A.B.), Georgia Tech (B.S.), Columbia University (M.S.) New York University (M.B.A.)
and Bethany College (hon. LL.D).

         Dr. Michael F. Holick, Ph.D., M.D., age 53, has been a Director since January 1996, is a Professor of Dermatology and Physiology since 1990 and a Professor of Medicine since 1987 at the Boston University School of Medicine. He is also Chief of the Endocrinology, Diabetes and Metabolism Section of Boston University School of Medicine. Since 1987, he has served as a Director of the Bone Health Clinic at the Boston University Medical Center Hospital, a Director of the Vitamin D, Skin and Bone Research Laboratory and Program Director of the General Clinical Research Center at the Boston University School of Medicine. Prior to that, he was a Professor of Nutrition, Medicine and Physiology at Tufts University Medical School and a Director of the Vitamin D, Skin and Bone Research Laboratory, USDA/Human Nutrition Research Center On Aging at Tufts University. From 1982 to 1985, he was the Associate Director of the Clinical Research Center at the Massachusetts Institute of Technology. From 1981 to 1985 he was Associate Professor of Medicine and Associate Professor of Nutritional Biochemistry at Harvard Medical School. From 1978 to 1981 he was Assistant Professor of Medicine at Harvard Medical School and from 1979 to 1981, a lecturer at the Massachusetts Institute of Technology. From 1976 to 1978 he was a Clinical Fellow in Medicine at Harvard Medical School. He holds degrees from Seton Hall University (B.S.) and the University of Wisconsin (M.S. Ph.D. and M.D.). He completed his residency at the Massachusetts General Hospital.

         Dr. Sanfurd Bluestein, M.D., age 78, has been a Director since November 1997, is a Director of Pharmachem Corp. in Allentown, Pennsylvania and a member of the Medical

Advisory Counsel of Mark Solutions in Bloomfield, New Jersey. Presently retired from the practice of medicine, Dr. Bluestein is a partner of Estate Associates, a privately held company. He has also served as the Chairman and Director of Radiology Barnert Hospital in Patterson, New Jersey, and as Chairman and Director of Radiology, Chilton Hospital in Pompton Plains, New Jersey. He is a member emeritus of the Passaic County Medical Society and a member emeritus of the American Medical Association. He holds degrees from Lafayette College (B.A.), Yale Medical School (M.D.) and has completed his residency at Mt. Sinai Hospital in New York City, New York.

         Westby J. Rogers, age 57, has been a Director since June 1999. Mr. Rogers is the District Manager of Florida for Metronic Inc. From 1987 through May 1999, Mr. Rogers was the President of Implant Specialties of Fort Lauderdale, Florida, and was responsible for sales, marketing and financial aspects of such business.

         Lawrence D. Russell, age 41, was appointed as a Director in October 1999. From December 1996 to the present, Mr. Russell has been the President of Freedom Management Group, a corporate consulting firm. In addition, from January 1998 to the present, Mr. Russell has also been a registered representative with Brookstreet Securities, an investment banking firm. From January 1997 through January 1998, Mr. Russell was a registered representative with Delta Equity Services, an investment banking firm. In addition, for the five year period ending December 1996, Mr. Russell was the Senior Vice President at Euro-Atlantic Securities, a stock brokerage firm.

         Gary P. Spielfogel, age 44, has 20 years of business management experience in the chain drug industry. Before joining the Company in March 1997 as a Senior Vice President, Mr. Spielfogel served as President and Chief Operating Officer of Medicap Pharmacy Express, the Florida master franchisee of Medicap Pharmacies, Inc. the 12th largest U.S. drug chain. Prior to Medicap, for 5 years until 1990, Mr. Spielfogel served as President of Austin Drugs, a $42 million regional drug chain. In addition, for 10 years until 1987, Mr. Spielfogel acted as Vice President of Interstate Cigar Company, a national wholesale drug distributor, and had oversight of a $40 million division responsible for sales and purchasing. Mr. Spielfogel became the Company's Executive Vice President in September of 1998.

         Marc Falkin, age 28, joined the Company in September of 1996 and is the Senior Vice President. Prior to that, and from August, 1993, he was Project Manager of International Sales for Taylor Environmental International, a New Jersey based environmental wastewater management company. His responsibilities included managing environmental industrial wastewater treatment projects worldwide and building a distribution network of international representatives. He graduated from George Washington University in 1993, with a Bachelor of Business Administration in international business.

         Leonard F. Kaplan, age 52, a C.P.A., has been the Company's Chief Financial Officer since July 1, 1999, and was the company's controller from September 1998 through June 1999. From February 1998 through August 1998, Mr. Kaplan was the controller of Southern Service Corp., and from July 1983 through March 1998, he was the owner of a printing company.

Section 16(a) Beneficial Ownership Reporting Compliance

         During fiscal year ended December 31, 1999, the following persons failed to timely file the following reports under Section 16(a):

         1. Meyer-Zall Laboratories (pty), Ltd., a 10% shareholder, Auckland Park, South Africa - failed to file Form 3.

         2.       Eugene Miller, a Director, filed his Form 3 approximately two
                  (2) weeks late. (Mr. Miller was out of the country)

         3. Each of William A. Forster, David A. Gross, M.D., Eugene Miller, Michael F. Holick, Ph.D., M.D., Sanfurd Bluestein, M.D. and Lawrence D. Russell, omitted in their respective initial Forms 3, to include the grant of one option, as the Company did not prepare option agreements or provide specific notice of such grants to such persons until shortly prior to the filing of this report. An amended Form 3 for each such person disclosing such grant was recently filed.

Item 10.  Executive Compensation

         Cash Compensation

         The following table sets forth a summary of all compensation awarded to, earned by or paid to, the Company's Chief Executive Officer and the other executive officer of the Company whose compensation exceeded $100,000 per annum for services rendered in all capacities to the Company and its subsidiaries during fiscal years ended December 31, 1999, December 31, 1998 and December 31, 1997:

                           SUMMARY COMPENSATION TABLE


                                                      Annual Compensation                       Long Term Awards
                                ------------------------------------------------------- ---------------------------------
                                                                                          Securities
Name and                                                              Other Annual        Underlying       All other
Principal Position                Year     Salary       Bonus       Compensation ($)       Options        Compensation
------------------------------- --------- ---------- ------------- -------------------- --------------- -----------------

William A. Forster, Chief         1999     227,250       -0-            44,328(1)            5,000             -0-
Executive Officer
                                  1998     226,600     166,852          36,800(2)           20,000(4)          -0-

                                  1997     100,000      36,126           7,200(3)             -0-              -0-
------------------------------- --------- ---------- ------------- -------------------- --------------- -----------------

Gary Spielfogel, Executive        1999     125,000     144,000          38,183(5)             -0-              -0-
Vice President
                                  1998     112,500       1,875           9,000(3)           50,000(4)          -0-

                                  1997      59,375      10,000           4,500(3)          150,000             -0-
------------------------------- --------- ---------- ------------- -------------------- --------------- -----------------

Marc Falkin,                      1999      80,000     114,012          37,995(6)             -0-              -0-
Senior Vice President
                                  1998      74,116       3,283           7,750(3)             -0-(4)           -0-

                                  1997      46,200      10,000           6,000(3)          150,000             -0-
------------------------------- --------- ---------- ------------- -------------------- --------------- -----------------


     Option Grants in the Last Fiscal Year


              The following table sets forth certain information relating to stock option grants during Fiscal 1999 to the Company's Chief Executive Officer and the other executive officer of the Company whose compensation exceeded $100,000 per annum for services rendered in all capacities to the Company and its subsidiaries during Fiscal 1999:


--------

(1) Consists of a non accountable automobile allowance of $12,000 and $32,328 realized from the exercise of an option to purchase shares of common stock of Medicis Corporation ("Medicis Option") granted in connection with the formation of the Exorex Company LLC and the subsequent sale of the shares issued upon exercise of the Medicis Option. The balance of the unexercised Medicis Option, 80%, is being held for the benefit of the Company.
(2) Consists of a non accountable automobile allowance of $11,800 and $25,000 for life insurance premiums.
(3) Consist of a non accountable automobile allowance.
(4) Does not include the Medicis Option.
(5) Consists of a non accountable automobile allowance of $12,000 and $26,183 realized in 2000 from the exercise of a Medicis Option and the subsequent sale of the shares issued upon exercise of the Medicis Option. The balance of the unexercised Medicis Option, 80%, is being held for the benefit of the Company.
(6) Consists of a non accountable automobile allowance of $12,000 and $25,995 realized in 2000 from the exercise of a Medicis Option and the subsequent sale of the shares issued upon exercise of the Medicis Option. The balance of the unexercised Medicis Option, 80%, is being held for the benefit of the Company.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                                                                                       Potential Realized Value
                                                                                          at Assumed Annual
                                                                                           Rates of Stock
                                                                                         Price Appreciation
                                       Individualized Grants                             for Options Terms
----------------------------------------------------------------------------------------------------------------
                              Number of     % of Total
           Name              Securities    Options/SARs    Exercise or    Expiration    Five (5%)   Ten (10%)
                             Underlying     Granted to      Base Price       Date        Percent     Percent
                               Options     Employees in       ($/Sh)                       ($)         ($)
                             Granted (#)    Fiscal Year
----------------------------------------------------------------------------------------------------------------
William A. Forster          5,000           25              1.4375         8.31.09       11,708      18,643
----------------------------------------------------------------------------------------------------------------

Gary Spielfogel             -0-             -0-             NA             NA            NA          NA
----------------------------------------------------------------------------------------------------------------

Marc Falkin                 -0-             -0-             NA             NA            NA          NA
----------------------------------------------------------------------------------------------------------------

Option Exercises and Holdings

         The following table sets forth certain information relating to option exercises effected during Fiscal 1999, and the value of options held as of such date by each of the Chief Executive Officer and the other executive officer of the Company whose compensation exceeded $100,000 per annum for services rendered in all capacities to the Company and its subsidiaries during Fiscal 1999:

     AGGREGATE OPTION EXERCISES FOR FISCAL 1999
     AND YEAR END OPTION VALUES

                                                            -----------------------------------------------
                                                             Number of Unexercised  Value(1) of Unexercised
                                                                   Options at            In-the-Money
                                                             December 31, 1999 (#)        Options at
                                                                                    December 31, 1999 ($)
-----------------------------------------------------------------------------------------------------------

               Name          Shares Acquired    Value ($)        Exercisable/           Exercisable/
                               on Exercise      Realized(2)     Unexercisable          Unexercisable
-----------------------------------------------------------------------------------------------------------

William A. Forster                 -0-             -0-         505,000/15,000               -0-
-----------------------------------------------------------------------------------------------------------

Gary Spielfogel                    -0-             -0-         245,500/12,500               -0-
-----------------------------------------------------------------------------------------------------------

Marc Falkin                        -0-             -0-         200,000/-0-                  -0-
-----------------------------------------------------------------------------------------------------------


1 Total value of unexercised options is based upon the fair market value of the Common Stock as reported by the over-the-counter Bulletin Board of $.625 on December 31, 1999.
2 Value realized in dollars is based upon the difference between the fair market value of the Common Stock on the date of exercise, and the exercise price of the option.

         Executive Employment Agreements

         Mr. Forster currently serves as the Company's Chief Executive Officer, President and Chairman of the Board of Directors under a 3-year Employment Agreement entered into as of July 1, 1998, which superseded a prior employment contract. Under the Agreement,

Mr. Forster receives an annual base salary of $225,000 (effective as of January 1, 1998), and at the discretion of the Company's Board of Directors, he may be awarded annual bonuses up to an amount of 100% of his base salary depending upon his performance and certain other factors. In the event the Company does not renew his agreement for an additional term of 2 years, Mr. Forster will receive an amount equal to his base salary for the third year of the term of the agreement, plus the annual cash value of all other benefits provided to him in that third year, payable in full at the time of expiration of the Agreement. For fiscal year 2000, Mr. Forster agreed to reduce his compensation by $50,000.

         As of July 1, 1998, the Company entered into a 3-year Employment Agreement with Gary P. Spielfogel relating to his services as the Company's Executive Vice President. This Agreement superseded a prior employment agreement. Mr. Spielfogel receives an annual base salary of $125,000. In connection with the sale of the Company's interest in the LLC in June 1999, Mr. Spielfogel received bonus compensation of $144,000.

         As of August 1, 1998, the Company entered into a 3-year Employment Agreement with Marc Falkin, relating to his service as the Company's Senior Vice President. This Agreement superseded a prior employment agreement. Mr. Falkin receives an annual base salary of $80,000. In connection with the sale of the Company's interest in the LLC in June 1999, Mr. Falkin received bonus compensation of $114,012.

Board of Directors

         In September 1998, each current member of the board of directors was granted options to purchase twenty thousand (20,000) shares of Common Stock at a price equal to $1.75, one hundred percent (100%) of the fair market value as of the date of grant. In addition, each member of the board of directors elected subsequently, as of the date of his or her election, shall be granted automatically options to purchase twenty thousand (20,000) shares of Common Stock at a price equal to one hundred percent (100%) of the fair market value as of the date of grant. On each year anniversary of the each such grant, each member of the board of directors shall be entitled to an automatic grant of options to purchase five thousand (5,000) shares of Common Stock, at a price equal to one hundred percent (100%) of the Fair Market Value as of the date of grant. The shares subject to the options granted to board members are exercisable over a period of 10 years from the date of grant, and vest over a 2-year period.

                                    Part III

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information, as of March 22, 2000 with respect to the beneficial ownership of the Company's Common Stock by (a) each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company's outstanding Common Stock, (b) the executive officers and directors of the Company and (c) the directors and officers of the Company as a group. The address of each of the persons set forth below is 2295 Corporate Boulevard, Suite 131, Boca Raton, Florida 33431, except as otherwise noted.

   ------------------------------------------------------------------------------------------------------

          Name and Address of Beneficial Owner              Amount and Nature of        Percent of
                                                          Beneficial Ownership (1)       Class (1)
   ------------------------------------------------------------------------------------------------------

   William A. Forster                                            2,506,261 (2)              40.1%
   ------------------------------------------------------------------------------------------------------

   Meyer-Zall Laboratories (PTY), Ltd.                             645,544 (3)              11.0%
   JCC House, First Floor
   27 Owl Street
   Auckland Park, Johannesburg 2192
   Private Bag X7
   Auckland Park, 2008 South Africa
   ------------------------------------------------------------------------------------------------------

   East Asia Development, Ltd.                                     400,000 (3)               7.1%
   Passage Max Meuron 1
   Neuchatel, Switzerland 2001
   ------------------------------------------------------------------------------------------------------

   Tandilly Company Ltd.                                           400,000 (3)               7.1%
   c/o Primeway S.A.
   7, Rue Du Rhone
   GH-1204 Geneva, Switzerland
   ------------------------------------------------------------------------------------------------------

   Medicis Pharmaceuticals Corporation                             400,000                   7.1%
   4343 E. Camelback, Suite 250
   Phoenix, Arizona 85018
   ------------------------------------------------------------------------------------------------------

   Benson Holdings Limited                                         389,268 (3)               6.9%
   P.O. Box 932
   Suite 932, Europort, Gibraltar
   ------------------------------------------------------------------------------------------------------

   Sanfurd G. Bluestein, M.D.                                      332,700 (4)               5.6%
   309 Upper Mountain Avenue
   Upper Mountain, New Jersey 07043
   ------------------------------------------------------------------------------------------------------

   David A. Gross, M.D.                                            159,548 (5)               2.6%
   16244 S. Military Trail, #610
   Delray Beach, Florida 33484
   ------------------------------------------------------------------------------------------------------


   ------------------------------------------------------------------------------------------------------
   Michael Holick, Ph.D, M.D.                                      117,980 (6)               2.0%
   Boston University Medical Center
   80 Concord St. M-1013
   Boston, Massachusetts 02118
   ------------------------------------------------------------------------------------------------------

   Eugene Miller                                                   107,516 (7)               1.8%
   7351 Ballantrae Court
   Boca Raton, Florida 33496
   ------------------------------------------------------------------------------------------------------

   Westby J. Rogers                                                148,068 (8)               2.6%
   2881 East Oakland Park Boulevard
   Ft. Lauderdale, FL 33306
   ------------------------------------------------------------------------------------------------------

   Lawrence D. Russell                                             206,480 (9)               3.3%
   800 Palm Trail, No. 200
   Delray Beach, FL 33483
   ------------------------------------------------------------------------------------------------------
   Marc Falkin                                                     210,558 (10)              3.6%
   ------------------------------------------------------------------------------------------------------

   Gary Spielfogel                                                 258,000 (11)              4.4%
   ------------------------------------------------------------------------------------------------------

   Leonard F.  Kaplan                                               11,200 (12)            Less than 1%
   ------------------------------------------------------------------------------------------------------

   All officers and directors                                    4,058,313 (13)              54.5%
    as a group (10 persons)
   ------------------------------------------------------------------------------------------------------

(1) Based upon information furnished to the Company by the security holders or obtained from the stock transfer books of the Company. Other than indicated in the notes, the Company has been informed that such persons have sole voting and dispositive power with respect to their shares. Certain options disclosed hereunder may not have been fully vested as of the date of this report.

(2) Consists of 609,741 shares held directly; 31,100 shares held by Mr. Forster's wife; 15,551 shares held by Mr. Forster in trust for a minor child; 530,000 shares which may be acquired pursuant to the exercise of vested stock options; and 19,869 warrants to purchase shares of Common. In addition, Mr. Forster has an Irrevocable Limited Proxy and is deemed to have shared voting power of an additional 1,300,000 shares.

(3) Meyer-Zall Laboratories, East Asia Development, Ltd., Tandilly Company, Ltd. and Benson Holdings Limited are shareholders of Interderm Limited, the company that previously licensed exclusive marketing and distribution rights to the Meyer-Zall products to the Company. As such, they may be deemed affiliates and the beneficial owners of each others shares of Common Stock.

(4) Consists of 147,850 shares held directly, options to purchase 30,000 shares and warrants to purchase 154,850 shares.

(5) Consists of options to purchase 137,500 shares, 11,490 shares indirectly as a beneficiary of a profit sharing plan and warrants to purchase 10,558 shares.

(6) Consists of 61,490 shares held directly, options to purchase 45,000 shares and warrants to purchase 11,490 shares. (Includes 50,000 shares in the process of being transferred from Meyer-Zall).

(7) Consists of 16,990 shares held indirectly as a trust beneficiary, options to purchase 55,000 shares and warrants to purchase 35,526 shares.

(8) Consists of 75,000 shares held directly, an option to purchase 5,000 shares and warrants to purchase 68,068 shares.

(9) Consists of 10,000 shares held jointly with his spouse, options to purchase 20,000 shares and warrants to purchase 176,480 shares.

(10) Consists of options to purchase 200,000 shares and warrants to purchase 10,558 shares.

(11)     Consists of options to purchase 258,000 shares.

(12)     Consists of options to purchase 10,000 shares.

(13) Consists of 968,922 shares held directly or indirectly, and options and warrants to purchase 1,744 389 shares of Common Stock. In addition, Mr. Forster has an Irrevocable Limited Proxy and is deemed to have shared voting power of an additional 1,300,000 shares.

Item 12.  Certain Relationships and Related Transactions

         The Exorex Company, L.L.C.

         Formation of Joint Venture. Effective June 1998, the Company and Medicis Partners Incorporated, a wholly-owned subsidiary of Medicis Pharmaceutical Corporation ("Medicis") formed a joint venture pursuant to the terms of a Joint Venture Agreement, the purpose of which was to develop and market skin care products through Medicis Consumer Products Company, L.L.C., which was subsequently known as The Exorex Company, L.L.C. (the "LLC"). On the closing date of the Joint Venture Agreement, Medicis Partners contributed to the LLC cash in the sum of $4,000,000, and received a 51% interest in the LLC. The Company contributed all assets and property and associated rights and interest used in connection with the development, manufacture, marketing and sale of the Exorex Product Line and the Helpline and product fulfillment center (the "Contributed Assets"). The assets included certain of the Company's receivables and inventory relating to the Exorex Product Line. In consideration for the Contributed Assets, except for the inventory and the receivables, the Company received a 49% interest in the LLC with a basis valuation of $4,000,000. As consideration for the Receivables and the Inventory, the LLC paid to the Company approximately $2,258,000 and $1,367,000, respectively. In connection with the transfer of the Contributed Assets, the LLC did not assume any of the Company's liabilities, except for certain of the liabilities related to the business of the Contributed Assets incurred in the ordinary course of the business.

         As an additional condition to the Company's participation in the joint venture, at the closing, Medicis purchased 400,000 shares of the Company's Common Stock at $2.50 per share for a total purchase price of $1,000,000.

         Certain ancillary agreements were entered into in connection with the Joint Venture. The Company entered into a Consulting, Confidentiality and Non-Compete Agreement under the terms of which the LLC agreed to pay to the Company a fee equal to 6% of the LLC's net sales. In addition, pursuant to the terms of a Facility Agreement, the Company subleased to the LLC, the office space, furniture, computer hardware, all utilities, including telephone and fax services and warehouse facilities, and equipment leased and owned and occupied by the Company for substantially the Company's cost.

         For the period from inception, June 18, 1998 through the date of its sale, June 30, 1999, Medicis Partners was responsible for the day-to-day operations of the LLC and it entered into a Service Agreement to provide additional support services to the LLC. The support services may include the following: general and administrative support, financial reporting, provision of manufacturing facilities, provision of warehousing facilities, product distribution, sales support, customer service and product research and development. The compensation paid Medicis Partners under the Service Agreement was a fee in an amount equal to 6% of the LLC's net sales and include reimbursement of its actual costs.

         Medicis Options. In connection with the acquisition in June 1998 of the Company's interest in the LLC, Medicis Corporation granted options to purchase shares of its common stock (collectively the "Medicis Options") to William A. Forster, President, Marc Falkin, Senior Vice President ("Falkin") and Gary Spielfogel, Executive Vice President ("Spielfogel"), and others which vested ratably over a five (5) year period. Subsequent to ratification by the Board of Directors of the Company of the receipt of the Medicis Options and the exercise of the vested portion of the Medicis Options by Forster, Falkin and Spielfogel, in March 2000, each of Forster, Falkin and Spielfogel have agreed to relinquish all interest in the balance of the unexercised Medicis Options, which are now being held by each of Forster, Falkin and Spielfogel as nominees for the Company.

Sale of Joint Venture Interest

         In June 1999, the Company sold its interest in the LLC in return for $3.6 million in cash and the assumption of all liabilities of the Company in the LLC and certain inventory of the LLC with a shelf life of less than 12 months which the Company has the right to sell abroad, subject to certain restrictions. In addition, certain ancillary agreements entered into in connection with the formation of the LLC were terminated, with the exception of the Facility Agreement (which relates to the leasing of substantially all of the Company's office and warehouse), which will remain in full force and effect. See "Item 3. Description of Property".

         Meyer-Zall

         During fiscal year December 31, 1998, the Company purchased inventory from Meyer-Zall in the approximate amount of $569,000.

         On or about July 15, 1998, the Company loaned $120,000 to Meyer-Zall, which loan was secured by all of Meyer-Zall's accounts receivable in sales of products to the LLC and 900,000 shares of common stock of the Company. In addition, the Company reserved the right, pursuant to the terms of the Loan Agreement, at any time within 6 months of execution of the Agreement, to convert all of the principal amount of the loan into 2% of Meyer-Zall's outstanding voting securities. Initially, interest at a rate of 18% per annum was due on the principal amount of the loan from the Company to Meyer-Zall, and the principal was in four equal monthly installments of $30,000 to be paid commencing February 1, 1999. However, after November 11, 1998, interest no longer accrued, and repayment of the principal amount was postponed indefinitely. In September 1999, Meyer-Zall returned to the Company 76,000 shares of the Company's Common Stock which Meyer-Zall held, in return for cancellation of the outstanding debt of $125,400, inclusive of accrued interest.

         Recapitalization Agreement

         On October 16, 1997, the Company entered into a Recapitalization Agreement with Meyer-Zall, Tandilly Company Ltd., East Church Limited, Omaha Investments Ltd., Interderm Limited, Benson Holdings Ltd., William A. Forster, Gary Spielfogel, Marc Falkin and Adele Folk. Under the terms of the Agreement, in consideration of a payment in the aggregate amount of $200,000 and certain commitments with respect to registration of a portion of their remaining shares, Meyer-Zall, East Asia, Tandilly, East Church, Omaha, Interderm and Benson, who in the aggregate held 5,828,013 shares of the Company's Common Stock, agreed to a redemption and cancellation of an aggregate of 3,524,557 shares. As part of the Recapitalization Agreement, which closed in February 1998, a prior voting trust agreement with William A. Forster and certain other agreements were terminated.

         In addition, as part of the Recapitalization Agreement, William Forster, Gary Spielfogel, Marc Falkin and Adele Folk agreed to a cancellation of an aggregate of 400,000 stock options and Mr. Forster has agreed to amend certain bonus provisions in his prior employment agreement.

         Loans To and From Officers and Directors

         The Company made a loan in the sum of $23,700 to a corporation controlled by William A. Forster, the Chief Executive Officer and Chairman of the Board. Repayment of the loan, together with interest at the rate of ten (10%) percent per annum, is due and payable prior to December 31, 2000.

         In November 1997, the Company received an aggregate of $550,000 of short-term bridge loans. $100,000 of the loans came from a family partnership of Dr. Sanford G. Bluestein, a Director of the Company, $100,000 of the loans came from Westby Rogers, who became a Director in June 1999, $125,000 of the loans came from William A. Forster, the Company's Chief Executive Officer, President and Chairman of the Board, $50,000 came from

Eugene Miller, a Director and $25,000 came from Marc Falkin, Senior Vice President. Dr. Bluestein's loan was repaid to him together with 18% interest in December 1997, Mr. Rogers loan was repaid to him together with 18% interest in June 1998, Mr. Forster's loan was repaid to him together with 18% interest in February 1998 and June 1998, Mr. Miller's loan was repaid to him with 18% interest in June 1998 and Mr. Falkin's loan was repaid to him together with 18% interest in June 1998. In addition, each bridge lender received warrants to purchase shares of common stock at a purchase price of $3.50 per share at any time up to June 2003. The amount of Warrants was based on the period of time in which the loan was outstanding. Dr. Bluestein received 7,000 warrants, Mr. Rogers received 48,068 warrants, Mr. Forster received 19,869 warrants, Mr. Miller received 24,036 warrants and Mr. Falkin received 10,558 warrants.

         In December 1997, the Company advanced approximately $17,800 to companies affiliated with the President, which was repaid during 1998.

         Issuances of Unregistered Securities

         In connection with 1997 Preferred Stock Private Placement, the Company issued to Delta Equity Services Corporation and Roundhill Securities, Inc., the placement and selling agents and their affiliates, warrants to purchase 7,586.25 shares of Convertible Preferred Stock were issued to placement and selling agents, with an exercise price of $30 per share, and are exercisable for the five year period ending July 2002. Each share of Preferred Stock is convertible into 10 shares of Common Stock at $3.50 per share, and 10 warrants, each warrant to purchase one share of Common Stock at $6.50 per share. Mr. Lawrence D. Russell, who is presently a Director of the Company, was a registered representative of Delta Equity Services Corporation, and received 2,152.50 warrants.

         During July 1997, in connection with an agreement with a financial advisor, the Company issued warrants to six (6) persons purchase an aggregate of 50,000 shares of Common Stock at $4.75 per share, exercisable for the period ending July 2002. Mr. Lawrence D. Russell, who is presently a Director of the Company, received 25,750 warrants.

         In connection with October 1997 Private Placement, the Company raised gross proceeds of $1,088,300. Placement agent commissions aggregated $113,188. Brookstreet Securities Corporation and Delta Equity Services Corporation acted as placement agents. Mr. Lawrence D. Russell, who is presently a Director of the Company, was a registered representative of the placement agents. In addition, the Company issued 20,180 warrants issued to placement agents and their affiliates (four (4) persons) in the 1997 October Private Placement on February 28, 1998. Mr. Russell received 6,180 warrants.

                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K.


         The financial statements and supplementary data are included herein.

         Financial Statements and Exhibits

         The following consolidated financial statements of the Company, include the audited balance sheet at December 31, 1999 and the related audited statements of operations, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1999.

                            IMX PHARMACEUTICALS, INC.

                                    CONTENTS
                                                                            Page
                                                                            ----
Reports of Independent Certified Public Accountants                          F-1

Consolidated Balance Sheets                                                  F-3

Consolidated Statements of Operations                                        F-5

Consolidated Statements of Stockholders' Equity                              F-6

Consolidated Statements of Cash Flows                                        F-7

Notes to Consolidated Financial Statements                                   F-9

(a)  Exhibits

         The following documents are incorporated by reference to the Company's Registration Statement, no. 000-30294.

Exhibit No.         Description
-----------         -----------
  3.1               Restated Articles of Incorporation
  3.2               Amended and Restated By-Laws
  4.1               Long Term Incentive Plan
 10.1               Agreement dated September 18, 1995 between Interderm Limited and IMX Corporation
 10.1.1             Amendment Agreement dated September 18, 1995 among Meyer-Zall
                    Laboratories, Interderm Limited and IMX Corporation
 10.2               First Refusal Agreement dated October 13, 1995 between Meyer-Zall Laboratories (PTY), Ltd. and
                    IMX Corporation

10.2.1              Amendment Agreement between Meyer-Zall Laboratories (PTY), Ltd. and IMX Pharmaceuticals, Inc.
                    dated January 15, 1998
10.3                Exclusive Supply Agreement dated as of September 30, 1997 among IGI, Inc., IGEN, Inc.,
                    Immunogenetics, Inc. and IMX Pharmaceuticals, Inc.
10.3.1              Amendment to Exclusive Supply Agreement dated March 20, 1998 among IGI, Inc., IGEN, Inc.,
                    Immunogenetics, Inc. and IMX Pharmaceuticals, Inc.
10.3.2              Letter Agreement dated August 3, 1999 between IGI, Inc. and IMX Pharmaceuticals, Inc.
10.4                Joint Venture Agreement between (sic) Medicis Pharmaceutical Corporation, Medicis Consumer
                    Products Company, LLC and IMX  Pharmaceuticals, Inc. dated June 12, 1998
10.4.1              Limited Liability Company Agreement of Medics Consumer Products Company, LLC dated as of June 18,
                    1998
10.4.2              New Products Agreement between Medicis Pharmaceutical Corporation and IMX  Pharmaceuticals, Inc.
                    dated as of June 18, 1998
10.4.3              Facility Agreement between Medics Consumer Products Company, LLC and IMX  Pharmaceuticals, Inc.
                    dated as of June 18, 1998
10.5                Asset Purchase Agreement by and among The Exorex Company, LLC, Bioglan Pharma PLC, Medicis
                    Pharmaceutical Corporation and IMX  Pharmaceuticals, Inc.
10.5.1              Sale and Transfer Agreement by and between Medicis Pharmaceutical Corporation and IMX
                    Pharmaceuticasl, Inc.
10.5.2              Transition Services Agreement by and among The Exorex
                    Company, LLC, Bioglan Pharma PLC, Medicis Pharmaceutical
                    Corporation and IMX Pharmaceutical, Inc.
10.6                Lease dated March 29, 1996 between Aspen Realty and Management Co. and IMX
                    Corporation
10.6.1              Addendum to Lease dated March 11, 1997 between Aspen Realty and Management Co. and IMX Corporation
10.6.2              Addendum to Lease dated August 28, 1997 between Aspen Realty and Management Co. and IMX Corporation
10.7                Lease Agreement between Lewis Rental Properties and IMX Corporation dated December 18, 1998
10.8                Employment Agreement by and between IMX Pharmaceuticals, Inc. and William A. Forster dated as of
                    July 1, 1998
10.9                Employment Agreement by and between IMX Pharmaceuticals, Inc. and Gary Spielfogel dated as of
                    July 1, 1998
10.10               Employment Agreement by and between IMX Pharmaceuticals, Inc. and Marc Falkin dated as of August
                    1, 1998
21                  Subsidiaries


         The following exhibits are filed herewith:

Exhibit No.          Description
-----------          -----------
10.11                Agreement among IMX Pharmaceuticals, Inc., William A. Forster, et al., dated March 19, 2000

(b) Reports on Form 8-K. The Company filed a current report on Form 8-K (date of event -January 24, 2000), disclosing Items 4 and 7.

                            IMX PHARMACEUTICALS, INC.

                                AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED

                           DECEMBER 31, 1999 AND 1998

                            IMX PHARMACEUTICALS, INC.

                                AND SUBSIDIARIES




                                TABLE OF CONTENTS

Reports of Independent Certified Public Accountants:
       For the year ended December 31, 1999 .......................         F-1
       For the year ended December 31, 1998 .......................         F-2

Balance Sheets ....................................................   F-3 - F-4

Statements of Operations ..........................................         F-5

Statements of Changes in Stockholders' Equity .....................         F-6

Statements of Cash Flows ..........................................   F-7 - F-8

Notes to Financial Statements .....................................  F-9 - F-31

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of
Directors and Stockholders
IMX Pharmaceuticals, Inc.
Boca Raton, Florida

We have audited the balance sheet of IMX Pharmaceuticals, Inc., and Subsidiaries (the "Company") a Florida corporation, as of December 31, 1999 and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of IMX Pharmaceuticals, Inc. as of December 31, 1998 and for the year then ended was audited by other auditors whose report dated April 21, 1999, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1999 financial statements referred to above present fairly, in all material respects, the financial position of IMX Pharmaceuticals, Inc. as of December 31, 1999 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.





MIAMI, FLORIDA                            BERENFELD, SPRITZER, SHECHTER & SHEER


March 3, 2000

Report of Independent Certified Public Accountants


To the Board of Directors of
IMX Pharmaceuticals, Inc.
Boca Raton, Florida

We have audited the accompanying consolidated balance sheet of IMX Pharmaceuticals, Inc. and subsidiaries (the "Company") as of December 31, 1998 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of IMX Pharmaceuticals, Inc. and subsidiaries at December 31, 1998, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

West Palm Beach, Florida                                       BDO Seidman, LLP
April 21, 1999

                            IMX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                     ASSETS

                                                     1999            1998
                                                  ------------    ------------

CURRENT ASSETS:

  Cash and cash equivalents                        $2,497,791       $ 623,860
  Securities available for sale                        30,463       1,689,200
  Accounts receivable (net of allowance for
    doubtful accounts of  $27,494 and $13,647)        110,525         194,405
  Other receivables                                    31,153               0
  Inventories                                         557,593         160,152
  Loan receivable - related party                           0         120,000
  Vendor deposits                                      50,000               0
  Prepaid expenses and other                           46,731          38,858
                                                  ------------    ------------

Total Current Assets                                3,324,256       2,826,475
                                                  ------------    ------------


PROPERTY AND EQUIPMENT:

  Property and equipment (net of accumulated
    depreciation of $179,216 and $111,261)            105,913         119,176
                                                  ------------    ------------

OTHER ASSETS:

  Deposits and other                                   67,646          42,720
  Licensing and supply agreements, net                      0          44,598
  Investment in and advances to unconsolidated
    subsidiary                                              0         348,016
                                                  ------------    ------------

Total Other Assets                                     67,646         435,334
                                                  ------------    ------------

TOTAL ASSETS                                       $3,497,815      $3,380,985
                                                  ============    ============

See accompanying notes to the consolidated financial statements.

                            IMX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                                        1999            1998
                                                    ------------    ------------

CURRENT LIABILITIES:

  Accounts payable                                    $ 436,398       $ 267,208
  Accrued expenses and other current
    liabilities                                          49,700         214,414
  Capital lease payable, current portion                  2,896               0
  Recourse obligation                                         0         269,705
                                                    ------------    ------------

Total Current Liabilities                               488,994         751,327
                                                    ------------    ------------


LONG-TERM LIABILITIES:

  Capital lease payable, non-current portion              4,896               0
                                                    ------------    ------------



Redeemable common stock                                       0          70,000
                                                    ------------    ------------


STOCKHOLDERS' EQUITY:

  Series A convertible preferred stock, $.001 par
    value, 1,000,000 shares authorized,
    0 and 86,424 shares issued and outstanding                0              86
  Common stock, $.001 par value, 50,000,000
    shares authorized, 9,634,707 and 8,728,108
    shares issued, 5,811,076 and 5,003,351 shares
    outstanding                                           9,635           8,728
  Additional paid-in capital                          7,943,050       7,780,988
  Retained earnings (deficit)                        (4,348,955)     (4,883,487)
  Treasury stock, at cost - 3,823,631 and
    3,724,757 shares                                   (578,054)       (357,657)
  Accumulated other comprehensive income (loss)         (21,751)         11,000
                                                   ------------    ------------

Total Stockholders' Equity                            3,003,925       2,559,658
                                                   ------------    ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                 $3,497,815      $3,380,985
                                                   ============    ============


See accompanying notes to the consolidated financial statements.
                                                                             F-4

                            IMX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 1999 AND 1998

                                                       1999             1998
                                                   ------------    -------------


NET SALES                                            $ 203,334      $ 3,942,371

COST OF SALES                                           80,466        1,106,261
                                                   ------------    -------------

GROSS PROFIT                                           122,868        2,836,110
                                                   ------------    -------------

OPERATING EXPENSES:

  Selling                                            1,337,485        1,594,588
  Advertising                                          181,709        1,006,557
  General and administrative                         1,486,261        1,412,841
  Supply agreement impairment loss                           0          884,199
  Depreciation and amortization                         67,956          172,106
                                                   ------------    -------------

Total Operating Expenses                             3,073,411        5,070,291
                                                   ------------    -------------

LOSS FROM OPERATIONS                                (2,950,543)      (2,234,181)


OTHER INCOME (EXPENSES):

  Equity in earnings (loss) of unconsolidated
    subsidiary                                         (12,887)          81,474
  Gain on sale of investment in
    unconsolidated subsidiary                        3,357,807                0
  Other                                                183,555          135,664
                                                   ------------    -------------

Income (Loss)
  Before Income Taxes                                  577,932       (2,017,043)

Provision for Income Taxes                                   0                0
                                                   ------------    -------------

Net Income (Loss)                                      577,932       (2,017,043)

Dividends on preferred stock                           (43,400)        (168,850)
                                                   ------------    -------------

Net income (loss) available to
  common stockholders                                $ 534,532     $ (2,185,893)
                                                   ============    =============



--------------------------------------------------------------------------------
Weighted average number of shares of
 common stock outstanding:
    Basic                                            4,998,508        4,879,622
    Diluted                                          5,329,256        4,879,622

--------------------------------------------------------------------------------
Net income (loss) per common share:
    Basic                                               $ 0.11          $ (0.45)
    Diluted                                             $ 0.10          $ (0.45)

--------------------------------------------------------------------------------



See accompanying notes to the consolidated financial statements.
                                                                             F-5

                            IMX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                         CHANGES IN STOCKHOLDERS' EQUITY


                                                       PREFFERED STOCK                     COMMON STOCK
                                               ----------------------------    ----------------------------------
                                                  NUMBER                             NUMBER
                                                OF SHARES         AMOUNT           OF SHARES           AMOUNT
                                               -------------    -----------    ------------------   -------------

Balance - December 31, 1997                          76,750             77             7,741,166           7,741
Comprehensive income:
  Net loss
  Other comprehensive income -
    unrealized gain on securities available
    for sale

Total comprehensive income (loss)

Preferred stock dividend declared                     9,674              9
Purchase of treasury stock
Compensation - fair value of common
  stock options issued to non-employees
Issuance of common stock for
 consulting services                                                                      24,286              24
Issuance of common stock to
  settle supply agreements payable                                                       271,714             272
Original issue discount for fair value of
  warrant issued with notes payable
Net proceeds from sale of common stock                                                   710,941             711
Reclassification of redeemable common stock                                              (19,999)            (20)
                                               -------------    -----------    ------------------   -------------

Balance - December 31, 1998                          86,424             86             8,728,108           8,728

Comprehensive Income:
  Net income
  Change in other comprehensive income

Total comprehensive income
Preferred stock dividend declared                     1,736              2
Compensation - fair value of common
  stock options issued to non-employees
Conversion of preferred stock to
  common stock                                      (88,160)           (88)              881,600             882
Exercise of common stock options                                                           5,000               5
Transfer of redeemed common stock to
  treasury stock                                                                          19,999              20
Conversion of loan receivable to
  treasury stock
Purchase of treasury stock
                                               -------------    -----------    ------------------   -------------

Balance - December 31, 1999                               0     $        0             9,634,707         $ 9,635
                                               =============    ===========    ==================   =============



                                                                                                       ACCUMULATED
                                                ADDITIONAL                                                OTHER            TOTAL
                                                  PAID-IN                             TREASURY        COMPREHENSIVE    STOCKHOLDERS'
                                                  CAPITAL          (DEFICIT)            STOCK             INCOME          EQUITY
                                               --------------   ----------------   ---------------   --------------   --------------

Balance - December 31, 1997                        4,662,168         (2,697,594)         (200,000)               0        1,772,392
Comprehensive income:
  Net loss                                                           (2,017,043)                                         (2,017,043)
  Other comprehensive income -
    unrealized gain on securities available
    for sale                                                                                                11,000           11,000
                                                                                                                      --------------
Total comprehensive income (loss)                                                                                        (2,006,043)

Preferred stock dividend declared                    168,841           (168,850)                                                  0
Purchase of treasury stock                                                               (157,657)                         (157,657)
Compensation - fair value of common
  stock options issued to non-employees               78,332                                                                 78,332
Issuance of common stock for
 consulting services                                  96,176                                                                 96,200
Issuance of common stock to
  settle supply agreements payable                   950,727                                                                950,999
Original issue discount for fair value of
  warrant issued with notes payable                  108,595                                                                108,595
Net proceeds from sale of common stock             1,786,129                                                              1,786,840
Reclassification of redeemable common stock          (69,980)                                                               (70,000)
                                               --------------   ----------------   ---------------   --------------   --------------

Balance - December 31, 1998                        7,780,988         (4,883,487)         (357,657)          11,000        2,559,658

Comprehensive Income:
  Net income                                                            577,932                                             577,932
  Change in other comprehensive income                                                                     (32,751)         (32,751)
                                                                                                                      --------------
Total comprehensive income                                                                                                  545,181
Preferred stock dividend declared                     43,398            (43,400)                                                  0
Compensation - fair value of common
  stock options issued to non-employees               44,483                                                                 44,483
Conversion of preferred stock to
  common stock                                          (794)                                                                     0
Exercise of common stock options                       4,995                                                                  5,000
Transfer of redeemed common stock to
  treasury stock                                      69,980                              (70,000)                                0
Conversion of loan receivable to
  treasury stock                                                                         (125,400)                         (125,400)
Purchase of treasury stock                                                                (24,997)                          (24,997)
                                               --------------   ----------------   ---------------   --------------   --------------

Balance - December 31, 1999                       $7,943,050       $ (4,348,955)   $     (578,054)   $     (21,751)     $ 3,003,925
                                               ==============   ================   ===============   ==============   ==============

                            IMX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 1999 AND 1998


                                                               1999             1998
                                                           ------------   ---------------

OPERATING ACTIVITIES:

  Net income  (loss)                                         $ 577,932      $ (2,017,043)
  Adjustments to reconcile  net income (loss)
    to net cash (used) provided by operating activities:
    Depreciation and amortization                               67,956           172,106
    Provision for doubtful accounts                             13,847             3,647
    Amortization of original issue discount                          0           185,437
    Compensation, fair value of stock, stock options
      and warrants                                              44,483           174,532
    Equity in income (loss) - net of accretion of
      unconsolidated subsidiary                                 28,452            (3,628)
    Gain on sale of investment in
      unconsolidated subsidiary                             (3,357,734)                0
    Impairment loss on supply and licensing agreement           44,598           884,199
    Changes in assets and liabilities:
      Decrease in accounts receivable                           38,880         1,166,456
      Decrease (increase) in inventories                      (397,441)        1,204,235
      (Increase) in prepaid expenses                            (7,873)          (15,530)
      Decrease (increase) in deposits                          (20,864)          104,704
      Decrease (increase) in other assets                      (54,062)           17,839
      (Decrease) increase in accounts payable
         and accrued expenses                                    4,476          (672,361)
                                                           ------------   ---------------

Net cash (used) provided by operating activities            (3,017,350)        1,204,593
                                                           ------------   ---------------


Investing Activities:

  Purchase of furniture and equipment                          (54,692)          (65,022)
  Unrealized loss on securities available for sale             (21,751)                0
  Loan to related party                                        120,000          (120,000)
  Decrease in investment in and advances to
    unconsolidated subsidiary                                  348,016                 0
  Proceeds from sale of investment in
    unconsolidated subsidiary                                3,189,281                 0
                                                           ------------   ---------------

Net cash (used) provided by investing activities             3,580,854          (185,022)
                                                           ------------   ---------------

                            IMX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
                               FOR THE YEARS ENDED
                           DECEMBER 31, 1999 AND 1998


                                                                                           1999                     1998
                                                                                     ------------------     ---------------------
Financing Activities:

  Net proceeds (repayments) of notes payable                                                         0                  (372,000)
  Proceeds from sale of common stock                                                                 0                 1,786,840
  Net proceeds from capital lease payable                                                        7,792
  Conversion of loan receivable to treasury stock                                             (125,400)                        0
  Purchase of securities available for sale                                                    (30,463)               (1,678,200)
  Proceeds from maturity of securities available for sale                                    1,678,200                         0
  Release from recourse obligation                                                            (269,705)                        0
  Transfer of redeemed common stock to treasury stock                                           70,000                         0
  Proceeds from exercise of common stock options                                                 5,000                         0
  Purchase of treasury stock                                                                   (24,997)                 (157,657)
                                                                                     ------------------     ---------------------

Net cash (used) provided by financing activities                                             1,310,427                  (421,017)
                                                                                     ------------------     ---------------------

Net increase in cash and cash equivalents                                                    1,873,931                   598,554

Cash and cash equivalents - beginning of year                                                  623,860                    25,306
                                                                                     ------------------     ---------------------

Cash and cash equivalents - end of year                                              $       2,497,791       $           623,860
                                                                                     ==================     =====================




--------------------------------------------------------------------------------

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
--------------------------------------------------------------------------------

  Cash paid for interest                                                             $          13,584       $            38,265
  Cash paid for income taxes                                                         $          19,264       $                 0

--------------------------------------------------------------------------------



--------------------------------------------------------------------------------

SUPPLEMENTAL SCHEDULE OF NON CASH ACTIVITIES
--------------------------------------------------------------------------------

  Common stock issued to settle supply agreement payable                             $               0       $           950,999
  Dividends on preferred stock:
  Preferred stock issued in lieu of cash for dividends payable
    on preferred stock                                                                          43,400                   168,850
  Contribution of non cash assets to unconsolidated subsidiary                                       0                     5,194
  Conversion of loan receivable to treasury stock                                              125,400                         0
  Conversion of preferred stock to common stock                                                    882                         0

--------------------------------------------------------------------------------

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 1 -    NATURE OF BUSINESS

            IMX Pharmaceuticals, Inc. (the "Company"), formerly IMX Corporation, was organized under the laws of the State of Utah on June 2, 1982. The Company changed its name to IMX Pharmaceuticals, Inc. on June 30, 1997. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

            In 1995, the Company entered into an acquisition agreement (the "Agreement"), with Interderm, Ltd., ("Interderm") for the assignment of the exclusive marketing and distribution rights in the United States for certain pharmaceutical products manufactured by Meyer-Zall Laboratories of South Africa ("Meyer-Zall"). The products included Exorex, an over-the-counter psoriasis medication.

            In connection with the Agreement, the Company also acquired the right of first refusal for distribution rights in the United States for new pharmaceutical products developed or manufactured by Meyer-Zall.

            During 1996 and 1997, the Company began to market and distribute Exorex and other related products in the retail market using capital raised from private placements.

            Effective June 24, 1998, the Company entered into an agreement (the "Joint Venture Agreement") with various affiliates of Medicis Pharmaceutical Corporation ("Medicis") to form a joint venture Medicis Consumer Products Company, LLC ("LLC") to develop and market skin care products.

            Under the terms of the Joint Venture Agreement, Medicis contributed cash of $4,000,000 to the joint venture in return for a 51% interest in the LLC. The Company contributed all of the assets, property and associated rights in connection with the Exorex product line, with an unamortized cost of approximately $5,200 in return for a 49% interest in the LLC (Note 8).

            Effective June 30, 1999, the Company entered a Sale and Transfer Agreement ("Sale Agreement") with Medicis, whereby the Company sold its 49% interest in the LLC to Medicis (Note 9) in return for $3,600,000.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Cash and Cash Equivalents

            For purposes of reporting cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

            Securities Available for Sale

            Securities available for sale are carried at estimated market value. Unrealized holding gains and losses on securities available for sale are reported as a net amount in a separate component of stockholders' equity until realized. Gains and losses realized from the sale of investment securities are computed using the specific-identification method.

            Inventories

            Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.

            Property and Equipment

            Property and equipment are recorded at cost. Depreciation and amortization are computed using methods that approximate the straight-line method over the assets' estimated useful lives.

            Licensing and Supply Agreements

            Licensing and supply agreements are recorded at cost, including the estimated fair value of common stock issued by the Company to acquire the agreements. The agreements are amortized over their estimated useful lives from 5 to 20 years.

            The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable.

            Investment in Unconsolidated Subsidiary

            The Company's 49% interest in the LLC was accounted for using the equity method.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

            Revenue Recognition

            Sales are generally recorded upon shipment of goods to customers, except for goods shipped to certain retail customers under holdback arrangements. Under such holdback arrangements, the Company has agreed to allow these retail customers to hold payment for goods shipped until a review of the retail sales of the Company's products has been performed. Goods shipped under the holdback arrangements are accounted for as consigned inventories until the holdback payment is received, at which time sales are recorded.

            Production Development Costs

            Costs incurred for the development of new product lines are expensed as incurred as specified by SOP 98-5 issued by the American Institute of Certified Public Accountants (Note 3).

            Stock-Based Compensation

            The Company accounts for stock based compensation as set forth in Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and discloses the proforma effect on net income (loss) and income (loss) per share of adopting the full provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation". Accordingly, the Company has elected to continue using APB Opinion 25 and has disclosed in the footnotes proforma income (loss) and income (loss) per share information as if the fair value method had been applied.

            Income Taxes

            The Company files consolidated Federal and State of Florida income tax returns. Income taxes are calculated using the liability method specified by SFAS No. 109, "Accounting for Income Taxes".

            Net Income (Loss) Per Common Share

            Net income (loss) per common share is calculated according to Accounting SFAS No.128, "Earnings Per Share" which requires companies to present basic and diluted earnings per share. Net income (loss) per common share-- basic is based on the weighted average number of common shares outstanding during the year. Net income (loss) per common share -- diluted is based on the weighted average number of common shares and dilutive potential common shares outstanding during the year.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

            Net Income (Loss) Per Common Share (Cont'd)

            Convertible preferred stock, certain common stock options and common stock warrants were excluded from the computations of net loss per share for the years ended December 31, 1998 and 1999 because the effect of their inclusion would be anti-dilutive.

            Fair Value of Financial Instruments

            SFAS No. 107 requires the disclosure of the fair value of financial instruments. The estimated fair value amounts have been determined by the Company's management using available market information and other valuation methods. However, considerable judgment is required to interpret market data in developing the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.

            The following methods and assumptions were used in estimating the fair value disclosure for financial instruments:

            Cash and Cash Equivalents, Accounts and Loan Receivable, Accounts Payable, Accrued Expenses and Notes Payable - the carrying amounts reported in the consolidated balance sheets approximate fair value because of the short maturity of those instruments.

            Securities Available for Sale - the fair values are based on quoted market prices at the reporting date of those or similar investments (Note 5).

            Accounting Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 -    RECENT ACCOUNTING

            In June, 1997, the Financial Accounting Standards Board (the Pronouncements "FASB") issued SFAS No. 130, "Reporting Comprehensive Income" which became effective in 1998. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted SFAS No.130 on January 1, 1998.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 3 -    RECENT ACCOUNTING (CONT'D)

            In June, 1997 the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" which became effective in 1998. SFAS No. 131 establishes standards for the way public enterprises are to report operating segments in annual financial statements and requires reporting of selected information about operating segments in interim reports. The Company's adoption of SFAS No. 131 did not affect the Company's consolidated financial statements.

            In April,1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, "Reporting for the Costs of Start-Up Activities", ("SOP 98-5"). The Company is required to expense all start-up costs related to new operations as incurred. In addition, all start-up costs that were capitalized in the past must be written off when SOP 98-5 is adopted. The Company's adoption of SOP 98-5 did not have a material impact on its financial position or results of operations.

            In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company is required to adopt SFAS 133, as amended by SFAS 137, for the year ending December 31, 2001. SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because the Company currently holds no derivative financial instruments and does not currently engage in hedging activities, adoption of SFAS 133 is expected to have no material impact on the Company's financial condition or results of operations.

NOTE 4 -    EXOREX PRODUCT LINE PROFORMA INFORMATION

            The following consolidated proforma statement of operations for the year ended December 31, 1998 illustrates the effect on the statement of operations if the Joint Venture Agreement of June 24, 1998 (Note
            1), and the Consulting Agreement (Note 9) occurred effective January 1, 1998. The proforma statement of operations sets out revenues and expenses related to the Exorex product line for the period from January 1, 1998 to June 24, 1998, and adjusts for the equity in earnings from unconsolidated subsidiary that the LLC would have contributed to the Company during that same period. This statement of operations has been prepared to substantially comply with rules and regulations of the U.S. Securities and Exchange Commission.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 4 -    EXOREX PRODUCT LINE PROFORMA INFORMATION (CONT'D)



Proforma Consolidated Statement of Operations (unaudited)
Year ended December 31, 1998
-----------------------------------------------------------------------------------------------------------------

                                            Historical          Exorex
                                           Statement of         Product
                                            Operations           Line          Adjustments          Pro Forma
                                          ---------------   --------------   ----------------   -----------------

Net sales                                    $ 3,942,371     $ (3,745,994)     $           0           $ 196,377
Cost of sales                                  1,106,261         (953,263)                 0             152,998
                                          ---------------   --------------   ----------------   -----------------

Gross profit                                   2,836,110       (2,792,731)                 0              43,379
                                          ---------------   --------------   ----------------   -----------------

Operating expenses:
  Selling                                      1,594,588         (989,817)                 0             604,771
  Advertising                                  1,006,557         (744,091)                 0             262,466
  General and administrative                   1,412,841         (614,795)                 0             798,046
  Supply agreement impairment loss               884,199                0                  0             884,199
  Depreciation and amortization                  172,106          (30,000)                 0             142,106
                                          ---------------   --------------   ----------------   -----------------

Total operating expenses                       5,070,291       (2,378,703)                 0           2,691,588
                                          ---------------   --------------   ----------------   -----------------

(Loss) from operations                        (2,234,181)        (414,028)                 0          (2,648,209)

Other income (expenses):
  Equity in earnings (loss) of
    unconsolidated subsidiary                     81,474                0           (240,850)           (159,376)
  Other                                          135,664           (2,565)                 0             133,099
                                          ---------------   --------------   ----------------   -----------------

Net (loss)                                    (2,017,043)        (416,593)          (240,850)         (2,674,486)

Dividends on preferred stock                    (168,850)               0                  0            (168,850)
                                          ---------------   --------------   ----------------   -----------------

Net (loss) applicable to
  common stockholders                       $ (2,185,893)      $ (416,593)    $     (240,850)       $ (2,843,336)
                                          ===============   ==============   ================   =================

Weighted average number of shares
  of common stock outstanding                  4,879,622                                               4,879,622
                                          ===============                                       =================

Net loss per common share - basic
  and diluted                                    $ (0.45)                                                $ (0.58)
                                          ===============                                       =================


            The adjustment assumes the provisions of the Joint Venture Agreement were in place for the period January 1, 1998 through June 24, 1998, and includes a 12% management fee expense on net sales ($449,500), management fee income of $224,750 to the Company, and 49% of the equity in loss of the product line, after the $449,500 management fee expense ($16,100), for a total of $240,850.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 5 -    SECURITIES AVAILABLE FOR SALE

            Securities available for sale consists of Federal Home Loan Bank discount notes that matured in January, 1999 and 69,630 shares of common stock in Hydron Technologies, Inc. At December 31, 1998, the estimated market value of $1,689,200 of the Federal Home Loan Bank discount notes securities exceeded their cost basis by $11,000. At December 31, 1999, the cost basis of $52,214 of the common stock in Hydron Tech, Inc. exceeded the market value by $21,751.

NOTE 6 -    INVENTORIES

            Inventories consisted of the following:

                                        December 31,
                                   -----------------------
                                     1999         1998
                                   ----------   ----------

                Finished goods      $ 237,195    $  64,333
                Raw materials          16,969            0
                Packaging supplies    303,429       95,819
                                   ----------   ----------

                Total               $ 557,593      160,152
                                   ==========   ==========


            At December 31, 1999 and 1998 finished goods inventories included approximately $0 and $64,000, respectively, of goods shipped to retail customers on consignment.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 7 -    PROPERTY AND EQUIPMENT

            Property and equipment consisted of the following:

                                                          December 31,
                                                -------------------------------
                                                    1999             1998
                                                --------------   --------------


Computers and office equipment                       $193,997         $163,457
Furniture, fixtures and improvements                   91,132           66,980
                                                --------------   --------------

                                                      285,129          230,437
Less: accumulated depreciation and
             amortization                            (179,216)        (111,261)
                                                --------------   --------------

Property and equipment net of
  accumulated depreciation                           $105,913         $119,176
                                                ==============   ==============


NOTE 8 -    LICENSING AND SUPPLY AGREEMENTS

            On September 30, 1997, the Company entered into an agreement for a term of five years with IGI, Inc. ("IGI") to acquire exclusive rights to market IGI's skin care products in exchange for $50,000 in cash and $950,999 of the Company's Common stock (Note 13). A supply agreement payable of $1,000,999 was recorded as of December 31, 1997, which was paid during March, 1998, with cash and Common stock as described above. During 1998, approximately $116,800 of amortization expense was recorded beginning with the first order of goods in May, 1998. Effective December 31, 1998, due to limited sales of such products, management cancelled this product line and recorded an impairment loss of $884,199. During 1998 the Company contributed its licensing rights to Exorex with an unamortized cost of approximately $5,200 in exchange for a 49% interest in the LLC (Notes 1 and 9).


                                          December 31,
                                  -----------------------------
                                     1999             1998
                                  ----------     --------------


Supply agreements                 $       0      $           0
Licensing agreements                      0             50,000
                                  ----------     --------------

                                          0             50,000
Less: accumulated amortization            0             (5,402)
                                  ----------     --------------

                                  $       0      $      44,598
                                  ==========     ==============

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 9 -    UNCONSOLIDATED SUBSIDIARY

            The Company owned a 49% interest in the LLC (Note 1), a skin care joint venture located in Phoenix, Arizona, which was sold effective June 30, 1999.


                                         December 31,
                               ----------------------------------
                                   1999                1998
                               --------------     ---------------


Company's share of net
loss on LLC                  $             0    $        (96,970)
Investments in LLC                         0             105,792
Advances to LLC              $             0    $        339,194
                            -----------------   -----------------

                             $             0    $        348,016
                            =================   =================


            At December 31, 1998, the unaccreted excess of the Company's equity in the underlying net assets of the LLC over its investment at the date of acquisition was approximately $1,859,000, which was netted against the investment for balance sheet presentation purposes. The excess was being accreted to income over a ten-year period. During 1998 and 1999, approximately $100,600 and $97,700 respectively, of accretion was included in the caption "Equity in Earnings of Unconsolidated Subsidiary" in the accompanying consolidated statements of operations.

            Under the terms of a Consulting Agreement with the LLC, the Company received a management fee from the LLC equal to 6% of the LLC's Net Sales (as defined) for certain consulting services related to their specialized knowledge of the Exorex line. The Company recorded management fee income of approximately

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 9 -    UNCONSOLIDATED SUBSIDIARY (CONT'D)

            $159,000 and $77,000 for the years ended December 31, 1998 and 1999 respectively, of which approximately $77,800 and $37,600 (49%) is included in the caption "Equity in Earnings of Unconsolidated Subsidiary" in the accompanying consolidated statements of operations.

            Effective June 30, 1999, the Company entered into the Sale Agreement with Medicis, whereby the Company sold its 49% interest in the LLC to Medicis. The Company received $3,600,000 on July 1, 1999 for its interest and has recorded a gain of approximately $3,358,000 from the sale, net of the Company's basis of ($36,000) and expenses of approximately $278,000.

NOTE 10 - INCOME TAXES

            The provision for income taxes in the consolidated statements of operations is as follows:

                             December 31,
                -----------------------------------
                     1999                1998
                ---------------     ---------------


Current:
  Federal      $             0     $             0
  State                      0                   0
                ---------------     ---------------
               $             0     $             0
                ---------------     ---------------


Deferred:
  Federal      $             0     $             0
  State                      0                   0
                ---------------     ---------------
               $             0     $             0
                ---------------     ---------------

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 -   INCOME TAXES (CONT'D)

            Applicable incomes taxes for financial reporting purposes differ from the amounts computed by applying the statutory federal and state income tax rates as follows:


                                              December 31,
                                       -------------------------
                                          1999        1998
                                       -----------  ----------


Tax (benefit) at statutory rate          $185,800   $(685,800)
Increase (decrease) in tax
  resulting from:
State income tax, net of federal tax
  benefit                                  31,500     (73,200)
Other                                           0       3,600
Increase (decrease) in
  valuation allowance                    (217,300)    755,400
                                       -----------  ----------

Income taxes                            $       0   $       0
                                       ===========  ==========



            The approximate tax effects of temporary differences that give rise to the deferred tax assets and deferred tax (liabilities) are as follows:


                                              December 31,
                                       --------------------------
                                         1999            1998
                                       ----------      ---------


Supply agreement impairment loss       $       0     $  332,700
Fair value of common stock options and
  warrants                               130,889         95,200
Start-up costs                           139,100         97,200
Depreciation and amortization            (71,700)       (26,600)
Other                                     12,000          6,800
Net operating loss carry forwards        641,700        840,800
                                       ----------    -----------

                                         851,989       1,346,100
Less: valuation allowance               (851,989)     (1,346,100)
                                       ----------    -----------

Total net deferred tax asset           $       0     $        0
                                       ==========    ===========




            At December 31, 1998, the Company had net operating loss carryforwards of approximately $2,234,000 for income tax purposes. Those losses are available for carryforward for periods ranging from fifteen to twenty years, and will expire beginning in 2011. During 1999, the Company utilized approximately $578,000 of the net operating loss carryfowards. Any future significant changes in ownership of the Company may limit the annual utilization of the tax net operating loss carryforwards.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 11 -   RECOURSE OBLIGATION

            Effective June 18, 1998 the Company sold approximately $2,509,000 of accounts receivable related to Exorex to the LLC for cash of approximately $2,259,000 (90%), and Exorex inventories with a cost of approximately $1,367,000. The LLC had the right to assign any accounts receivable not collected by August 18, 1998 back to the Company. As of December 31, 1998, the LLC had made no such assignments. However, the Company recorded a recourse obligation of approximately $269,700 for the amount of accounts receivable that were uncollected. Pursuant to the Sale Agreement (Note 9), the Company was relieved of the recourse obligation effective June 30, 1999.

NOTE 12 -   NOTES PAYABLE

            At December 31, 1997, the Company had notes payable to six individuals totaling $372,000. The notes bear interest at 18% per annum. Included in this amount are two notes to two officers of the Company totaling $75,000 (Note 17). In addition, for each $25,000 borrowed, the Company issued warrants with a five year exercise period from the origination date of the notes, to purchase 1,750 shares of the Company's common stock for $3.50 per share, for each month the notes were outstanding (Note 13). The Company repaid all of the notes during 1998, and 150,598 of such warrants were issued. Using the Black-Scholes option pricing model, the fair market value of the warrants was calculated as $249,700 with the following assumptions: 45% volatility, 5 year expected life, and a 6% risk-free interest rate. The fair value of the warrants represents an original issue discount of which approximately $64,300 and $185,400 were amortized during 1997 and 1998 respectively.

NOTE 13 -   CAPITAL STOCK

            Common stock

            Common stock has one vote per share for the election of directors. All other matters are submitted to a vote of stockholders. Shares of common stock do not have cumulative voting, preemptive, redemption or conversion rights.

            At December 31, 1998 and 1999, the Company had reserved 3,385,856 and 3,538,216 shares of Common stock respectively for issuance relating to unexpired options and warrants.

            On October 30, 1997, and as amended on November 24, 1997, the
            Company

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 13 -   CAPITAL STOCK (CONT'D)

            offered to sell, through a private placement, 100 units at a price of $50,000 per unit (A unit consisted of 14,285 shares of Common stock at $3.50 per share), with no requirement for a minimum number of units to be sold. At December 31, 1997 net proceeds of approximately $160,600 had been received ($162,500 of proceeds less expenses of approximately $1,900). The closing date of the offering was extended to February 28, 1998, at which time the gross proceeds totaled approximately $1,088,000, less offering costs of approximately $141,000.

            On March 20, 1998, the Company completed the supply agreement transaction with IGI (Note 8), for the issuance of 271,714 shares of common stock valued at $3.50 per share to IGI.

            In August, 1999 the Company entered into an agreement with IGI, whereby the Company agreed to register certain shares of common stock of the Company held by IGI for resale, and IGI agreed to return certain other shares of the Company's common stock it holds according to a schedule, commencing upon the sale of certain IGI products by the Company. No assurances can be given that any such products will be commercially acceptable.

            1998 Stock Purchase Agreement

            As a condition of the Joint Venture Agreement (Note 1) in June, 1998, Medicis purchased 400,000 shares of common stock at the estimated fair value of $2.50 per share.

            Rescission Offer

            The State of Maryland requested that the Company offer to repurchase up to 69,998 of the Company's common stock from residents of Maryland that purchased common stock in the 1997 Private Placement. The Company commenced a rescission offer to repurchase these shares for $3.50 per share ending on February 26, 1999. Two stockholders with a total of 19,999 shares accepted the offer by the expiration date and were paid approximately $70,000. At December 31, 1998, $70,000 is reflected as redeemable common stock in the accompanying consolidated balance sheet. During 1999 these shares were transferred to treasury stock.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 13 -   CAPITAL STOCK (CONT'D)

            Preferred Stock

            On February 28, 1997, the Company offered to sell, through a private placement, 200 units at a price of $25,000 per unit without any requirement that a specified number of units be sold. Each unit consisted of 1,000 shares of Series A Convertible Preferred Stock, $.001 par value, with a price of $25 per share. The preferred stock accrued cumulative annual dividends of 8% per annum ($2 per share) payable quarterly. Initial dividends accrued from July 10, 1997, the date of issuance, and are payable in cash or additional shares of preferred stock, at the option of the Company. In the event of liquidation, each holder of preferred stock is entitled to a liquidating distribution of $25 per share, after payment of liabilities. Each share of the preferred stock is convertible at the option of the holder into ten shares of common stock (at a price of $2.50 per share) and ten warrants to purchase common stock. Each warrant is exercisable until July 10, 2002 and entitles the holder to purchase one share of common stock at a price of $6.50 per share. Holders of each share of preferred stock are entitled to ten votes and both the common and preferred classes of stock will vote as a single class. As of July 10, 1997 the Company sold 76,750 shares of preferred stock and received gross proceeds of $1,918,750, less costs of approximately $217,000. On March 31, 1999, each of the outstanding shares of this series was converted into ten shares of common stock and ten warrants to purchase common stock.

            At December 31, 1998, and March 31, 1999, the Company accrued dividends payable on the preferred stock of approximately $169,000, and $43,400 for the years ended December 31, 1998 and 1999, respectively. The Company elected to pay the dividends by issuing additional shares of preferred stock.

NOTE 14 - STOCK OPTIONS

            On January 21, 1996, the Company adopted a stock option plan with 2,000,000 shares of Common stock reserved for the grant of options to key employees, non-employees, officers and directors of the Company. On September 9, 1998, the Company adopted a stock option plan with 1,200,000 shares of common stock reserved for grant of options to key employees, non-employees, officers and directors of the Company. Options under these plans are exercisable over a period of ten years with various vesting terms. All shares granted are subject to significant restrictions as to disposition by the optionee.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 14 - STOCK OPTIONS (CONT'D)

            A summary of the Company's stock option activity is as follows:

                           ------------------------------------------------------
                              1998            1998          1999           1999
---------------------------------------------------------------------------------
                                            Weighted                     Weighted
                                            Average                       Average
                                            Exercise                     Exercise
                             Shares          Price         Shares          Price
---------------------------------------------------------------------------------

Options outstanding,
   beginning of period       1,350,000           $2.72     1,586,975      $2.71
Granted                        246,975            2.73       234,500       1.73
Exercised                            -               -         5,000       1.75
Forfeited/canceled             (10,000)           4.06       (94,500)      4.31
--------------------------------------------------------------------------------

Outstanding at end of
  period                     1,586,975           $2.71     1,721,975      $2.49
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
Exercisable at end of
  period                     1,235,725           $2.49     1,560,100      $2.55

--------------------------------------------------------------------------------
Weighted average fair
  market  value of
  options granted
  period                                         $0.87                    $0.85
--------------------------------------------------------------------------------

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 14 -   STOCK OPTIONS (CONT'D)

            A summary of the Company's fixed stock options outstanding is as follows:

                                                 Weighted
                                                 Average
                                                 Remaining           Weighted                       Weighted
Range of                         Options        Contractual          Average          Options       Average
Exercise Price                 Outstanding      Life in Years      Exercise Price   Exercisable  Exercise Price
-------------------------------------------------------------------------------------------------------------------
December 31, 1998
-------------------------------------------------------------------------------------------------------------------
      $1.00 - 3.00                  1,006,000           7.34               1.60      834,750        $1.56
       3.87 - 4.00                    270,000           8.17               4.00      270,000         4.00
       4.78 - 6.50                    310,975           7.64               5.18      130,975         5.32
-------------------------------------------------------------------------------------------------------------------

      $1.00 - 6.50                  1,586,975           7.54              $2.71    1,235,725        $2.49
-------------------------------------------------------------------------------------------------------------------

December 31, 1999
-------------------------------------------------------------------------------------------------------------------
      $0.75 - 0.99                     20,000           9.75              $0.75       20,000        $0.75
      $1.00 - 3.00                  1,175,500           7.24               1.64    1,021,750         1.62
       3.87 - 4.00                    270,000           7.99               4.00      270,000         4.00
       4.78 - 6.50                    256,475           7.56               5.03      248,350         4.97
-------------------------------------------------------------------------------------------------------------------

      $0.75 - 6.50                  1,721,975           7.44               2.49    1,560,100         2.55
-------------------------------------------------------------------------------------------------------------------


       SFAS No. 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro forma information regarding net income
       (loss) and income (loss) per share as if compensation cost for the Company's employee stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each option at the grant date by using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998 and 1999, expected volatility ranging from 45% to 46%; risk-free interest rates ranging from 4.35% to 6% and expected lives ranging from 2 to 10 years.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 14 -   STOCK OPTIONS (CONT'D)

            Under the accounting provisions of SFAS 123, the Company's net income (loss) and income (loss) per share would have changed to the pro forma amounts indicated below:

                                              For the year ended
                                                 December 31,
                                     --------------------------------
                                         1999              1998
                                     -------------    ---------------


Net income (loss) applicable to
  common stockholders
   As reported                           $534,532     $(2,185,893)
   Pro forma                             $264,499      (2,555,000)

Income (loss) per  share - basic
   As reported                              $0.11          $(0.45)
   Pro forma                                $0.05          $(0.52)

Income (loss) per  share - basic
   As reported                              $0.10          $(0.45)
   Pro forma                                $0.05          $(0.52)



NOTE 15 -   STOCK WARRANTS

            In connection with a 1996 private placement offering of common stock, the Company issued 580,000 warrants, each redeemable for one share of common stock, at any time during a period of three years, commencing on July 9, 1996 for $5.00 per share. The warrants may be redeemed by the Company with 30 days prior notice at a price of ten cents per warrant at any time during the warrant exercise period, under certain conditions (as defined). During July 1999, the Company extended the exercise period one year to July 9, 2000.

            In addition, 58,000 warrants, each to purchase one share of common stock for $3.00 per share, and exercisable for the three year period ending July 9, 1999, were issued to placement agents in connection with the 1996 Private Placement. During July 1997, in connection with a financial advisory agreement with the placement agents, the exercise price of the 58,000 warrants was reduced to $2.50 per share, and the exercise period was extended to February 9, 2001. The Company recorded approximately $71,000 as deferred consulting expense for the estimated fair value of warrants which is being amortized over the two year term of the agreement.

            On March 31, 1999, in connection with the Company's 1997 Private Placement of convertible preferred stock (Note 13), 88,160 (76,750 original

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 15 -   STOCK WARRANTS (CONT'D)

            shares, plus 11,410 shares issued in lieu of cash as preferred stock dividends) shares outstanding at March 31, 1999 were converted into ten shares of common stock and warrants to purchase ten shares of common stock at any time during the period ending July 2002 for $6.50 per share. As of December 31, 1999 no warrants to purchase common stock have been exercised.

            In addition to warrants issued to investors in the February 1997 Private Placement, warrants to purchase 7,586.25 shares of Convertible Preferred Stock were issued to placement and selling agents with an exercise price of $30 per share, and are exercisable for the five year period ending July 2002. Each share of preferred stock is convertible into 10 shares of common stock at $3.50 per share and 10 warrants, each warrant to purchase one share of common stock at $6.50 per share. Prior to the March 31, 1999 conversion, no warrants to purchase preferred stock had been exercised.

            During July, 1997, in connection with an agreement with a financial advisor, the Company issued warrants to purchase 50,000 shares of common stock at $4.75 per share, exercisable for the period ending July 2002. The Company recorded approximately $67,000 as deferred consulting expense for the estimated fair value of the warrants, which is being amortized over the two year term of the agreement.

            In connection with notes payable issued during 1997 (Note 12), as of December 31, 1998, warrants to purchase 85,120 shares of common stock have been issued. Also, in connection with February, 1998 closing of the October 1997 Private Placement, warrants to purchase 20,180 shares of common stock were issued to placement and selling agents. Each of the warrants mentioned above has an exercise price of $3.50 per share, and expires five years from the date of issuance. As of December 31, 1998 and 1999, no warrants have been exercised.

            The aggregate number of common shares reserved for issuance upon the exercise of warrants is 1,816,241 as of December 31, 1999. The expiration date and exercise prices of the outstanding warrants are as follows:

                        Outstanding   Expiration  Exercise
                          Warrants     Date        Price
                        -----------   --------    --------

                          580,000      2000     $     5.00

                           58,000      2001           2.50

                        1,007,463      2002      3.00-6.50

                          170,778      2003           3.50

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 16 -   NET INCOME (LOSS) PER COMMON SHARE

            The following table sets forth the computation of basic and diluted net income (loss) per common share:

                                                   Year ended                Year ended
                                                December 31, 1999        December 31, 1998
                                              ----------------------    ---------------------


Numerator:
Numerator for basic and diluted
  Earnings per share-income (loss) available
    to common stockholders                              $   534,532              $(2,185,893)
                                              ----------------------    ---------------------

Denominator:
  Denominator for basic earnings per
    share-weighted-average shares                         4,998,508                4,879,622
  Effect of dilutive securities:
    Common stock options                                    330,748                        0
                                              ----------------------    ---------------------


  Denominator for diluted earnings per
    share-adjusted weighted average
    shares and assumed conversions                        5,329,256                4,879,622
                                              ----------------------    ---------------------

Basic net income per common share                       $      0.11              $     (0.45)
                                              ----------------------    ---------------------

Diluted net income per common share                     $      0.10              $     (0.45)
                                              ----------------------    ---------------------


            Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted-average shares of common stock and common stock equivalents outstanding during the period. Excluded from the computation of net loss per common share - diluted at December 31, 1998 and 1999, were convertible preferred stock of 864,240 and 0, outstanding options of 1,586,975 and 1,679,475, and warrants to purchase 1,798,881 and 1,816,241 shares of common stock respectively, at exercise prices ranging from $1.00 to $6.50, and from $2.50 to $6.50, because to do so would be anti-dilutive.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 17 -   RELATED PARTY TRANSACTIONS

            The Company purchased inventories from Meyer-Zall of approximately $569,000 for the year ended December 31, 1998.

            During July 1998, the Company loaned $120,000 to Meyer-Zall. The loan was secured by all of Meyer-Zall's accounts receivable in sales of products to the LLC and 900,000 shares of the Company's common stock. In addition, the Company reserved the right, pursuant to the terms of the loan agreement, at any time within six months of execution of the loan agreement, to convert all of the principal amount of the loan into 2% of Meyer-Zall's outstanding voting securities. Initially, interest at a rate of 18% per annum was due on the principal amount of the loan, and the principal was due in four equal monthly installments of $30,000 to be paid commencing February 1, 1999. However, after November 11, 1998, interest no longer accrued, and repayment of the principal amount was postponed indefinitely. In September 1999, Meyer-Zall returned to the Company 76,000 shares of the Company's common stock which Meyer-Zall held, in return for cancellation of the outstanding debt of $125,400 ($1.65 per share), inclusive of accrued interest.

            See Notes 9 and 11 regarding transactions during 1998 and 1999 with Medicis and the LLC.

            At December 31, 1997, the Company advanced approximately $17,800 to companies affiliated to the President. The advances were repaid during 1999.

            During 1997 the Company issued notes payable and warrants of approximately $175,000 to officers and directors. The notes and warrants were issued under the same terms as those to unrelated parties. One note payable in the amount of $100,000 to a director was repaid during December, 1997. The remaining $75,000 of notes were repaid during 1998.

            During 1999, the Company made advances to a company affiliated to the President. The balance due the Company at December 31, 1999 totaled $31,153. These advances together with interest at the rate of ten (10%) percent is due and payable prior to December 31, 2000.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 18 -   COMMITMENTS AND CONTINGENCIES

            The Company leases its facilities and certain equipment under non-cancelable operating leases. The Company has a sublease agreement for certain facilities and equipment. The future minimum rental payments required under these operating leases that have initial or remaining non-cancelable lease terms in excess of one year, and the future minimum rental receipts required under non-cancelable sub-leases of December 31, 1999 are approximately as follows:

                                                   Future
                                                  Minimum
                                                   Rental
                                Year             Payments
                            -------------    -------------

                                    2000         $128,000
                                    2001           54,000
                                    2002           36,000
                                    2003           19,000



            Total rent expense for all non-cancelable operating leases having a term of more than one year was approximately $61,000 and $91,000 for the years ended December 31, 1998 and 1999 respectively.

            On July 1, 1998, the Company entered into an employment agreement for a period of three years with William Forster, the Company's Chairman of the Board, President and Chief Executive Officer. Mr. Forster is entitled to receive an annual salary of $225,000 and a bonus based on a percentage of the Company's sales (as defined).

            Effective July 1, and August 1, 1998, the Company entered into employment agreements with two officers for annual salaries totaling approximately $205,000, plus discretionary bonuses, and bonuses upon the sale of the Company's interest in the LLC (as defined). The term of each agreement is three years. In connection with the Sale Agreement, bonuses of approximately $258,000 are included as an expense of sale of the investment in unconsolidated subsidiary in the accompanying consolidated statement of operations for the year ended December 31, 1999.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 18 -   COMMITMENTS AND CONTINGENCIES (CONT'D)

            The Company has entered into a series of product development agreements with a consultant that provide for compensation to the consultant in the form of cash, options to purchase shares of the Company's common stock which vest as products are developed, royalties based upon net sales of products, a royalty based upon the sale of the rights to the products developed, and an interest in any patents granted on products developed by the consultant to the Company.

            In November 1999, Bioglan Pharma PLC and Bioglan Pharma, Inc. (collectively, "Bioglan") commenced an arbitration action against the Company, Medicis and the LLC, in which Bioglan claims damages for breach of various contractual obligations arising out of the sale of the LLC and the Exorex product line to Bioglan.

            Specifically, Bioglan claims that Medicis, the LLC and the Company breached an Asset Purchase Agreement by transferring inventories to Bioglan that had a remaining shelf life less than 12 months and was otherwise unmarketable. The Asset Purchase Agreement specified that Bioglan was to take title to all inventories having a shelf life greater than 12 months, and the Company was to take title to inventories having a shelf life of 12 months or less. The products were warehoused together. Management believes that Medicis, under an interim management agreement with Bioglan, filled Bioglan orders with the Company's inventories. In addition, the Company has filed a counterclaim in the arbitration against Bioglan for damages relating to the conversion of this property.

            In the second claim, Bioglan seeks unspecified damages from the Company, Medicis and the LLC because it claims that the inventories that it received had not been properly stored and therefore was unmarketable. Management believes that this claim does not have any merit, since it was never advised by the manufacturer, Meyer-Zall, of any requirement for cold storage for the product. The Company intends to vigorously defend this matter. However, management cannot assess the likelihood of an unfavorable outcome, or the range of potential loss, if any, which might result from this claim.

NOTE 19 -   SALES TO ONE CUSTOMER

            During 1998 the Company had net sales to a retail drug chain representing approximately 10% of net sales for the year. During 1999 the Company had net sales to two customers representing approximately 25% and 16% of net sales.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 20 -   CAPITAL LEASE PAYABLE

            The Company is a lessee under a capital lease of equipment from an unrelated third party. The lease agreement calls for 36 equal monthly payments of $241 with a final fixed purchase price of $1 at the end of the lease. The asset and liability under this capital lease is valued at a fair market value of approximately $8,000. The asset is being depreciated over its estimated useful life of 5 years.


                  Total capital lease payable                     $ 7,792
                  Less: Current portion                             2,896
                                                                  -------

                  Total capital lease
                    payable - non current                         $ 4,896
                                                                  =======

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  IMX PHARMACEUTICALS, INC.

                                  By: /s/ William A. Forster
                                      ---------------------------
                                  William A. Forster, Chief Executive Officer
                                  Date: March 27, 2000



Signature                                                Title                           Date
---------                                                -----                           ----
/s/ William A. Forster                          Chief Executive Officer
----------------------                          and Chairman of the Board           March 27, 2000
William A. Forster


/s/ Leonard F. Kaplan                               Chief Financial
---------------------                           and Accounting Officer              March 27, 2000
Leonard F. Kaplan


/s/ David A. Gross                                     Director                     March 27, 2000
------------------
David A. Gross, M.D.

/s/ Eugene Miller
-------------------------
Eugene Miller                                          Director                     April 12, 2000


/s/ Michael F. Holick
------------------------------                         Director                     March 27, 2000
Michael F. Holick, Ph.D., M.D.


/s/ Sanfurd Bluestein, M.D.
-------------------------                              Director                     April 11, 2000
Sanfurd Bluestein, M.D.



-------------------------                              Director
Westby J. Rogers

/s/ Lawrence D. Russell
-------------------------
Lawrence D. Russell                                    Director                     April 12, 2000