Form 10QSB
period 2000-03-31
IMX PHARMACEUTICALS INC
filed 2000-05-19
CIK 1051059

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(MARK ONE )
/X/ Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

                                       OR

/ / Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________.

                      Commission File No. _______________.

                            IMX PHARMACEUTICALS, INC.
                -------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

             Utah                                           87-0394290
--------------------------------                    ---------------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                        Identification Number)

2295 Corporate Boulevard, Suite 131, Boca Raton, Florida             33431
--------------------------------------------------------           ---------
(Address of Principal Executive Offices)                           (Zip Code)

561.998.5660
---------------------------
(Issuer's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

At May 4, 2000 there were 5,628,096 shares of common stock, par value $.001 per share outstanding.

Transitional Small Business Disclosure Format (check one): Yes / / No /X/

================================================================================

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                                      INDEX

                                                                     Page Number
Part I.  Financial Information
         Item 1    Financial Statements                                  1-2
                   Consolidated Balance Sheets as of December 31,
                   1999 (audited) and March 31, 2000 (unaudited)           3
                   Consolidated Statements of Operations for the
                   Three Months Ended March 31, 1999 (unaudited)
                   and March 31, 2000 (unaudited)                          4
                   Consolidated Statements of Changes In Stockholders'
                   Equity                                                  5
                   Consolidated Statements of Cash Flows for the
                   Three Months Ended March 31, 1999 (unaudited)
                   and March 31, 2000 (unaudited)                       6-23
                   Notes to Consolidated Financial Statements
                   (unaudited)                                         24-26

         Item 2.   Management's Discussion and Analysis or Plan
                   of Operation                                           26

Part II. Other Information                                                27

Signatures

                            IMX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                     December 31,            March 31,
                                                                         1999                  2000
                                                                   ------------------    ------------------
                                                                                            (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                              $ 2,497,791           $ 1,219,267
  Securities available for sale                                               30,463                28,269
  Accounts receivable (net of allowance for
    doubtful accounts of  $1,600 and $27,494)                                110,525                96,430
  Other receivable                                                                 0               281,060
  Loan receivable - related party                                             31,153                29,567
  Inventories                                                                557,593               710,628
  Refundable deposit                                                               0               400,000
  Vendor deposits                                                             50,000                     0
  Prepaid expenses and other                                                  46,731                64,777
                                                                   ------------------    ------------------

Total Current Assets                                                       3,324,256             2,829,998
                                                                   ------------------    ------------------




PROPERTY AND EQUIPMENT:

  Property and equipment (net of accumulated
    depreciation of $197,436 and $179,216)                                   105,913               104,085
                                                                   ------------------    ------------------



OTHER ASSETS:

  Deposits and other                                                          67,646                77,646
                                                                   ------------------    ------------------

Total Other Assets                                                            67,646                77,646
                                                                   ------------------    ------------------

TOTAL ASSETS                                                             $ 3,497,815           $ 3,011,729
                                                                   ==================    ==================

                            IMX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                     December 31,            March 31,
                                                                         1999                  2000
                                                                   ------------------    ------------------
                                                                                            (Unaudited)
LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES:

  Accounts payable                                                       $   436,398           $   312,362
  Accrued expenses and other current
    liabilities                                                               49,700               127,870
  Capital lease payable, current portion                                       2,896                 2,896
                                                                   ------------------    ------------------

Total Current Liabilities                                                    488,994               443,128
                                                                   ------------------    ------------------


LONG-TERM LIABILITIES:

  Capital lease payable, non-current portion                                   4,896                 4,097
                                                                   ------------------    ------------------


STOCKHOLDERS'  EQUITY:

  Common stock, $.001 par value, 50,000,000 shares
    authorized, 9,634,707 and 9,634,707 shares issued,
    5,802,461 and 5,802,461 shares outstanding                                 9,635                 9,635
  Additional paid-in capital                                               7,943,050             7,943,050
  Retained earnings (deficit)                                             (4,348,955)           (4,786,182)
  Treasury stock, at cost - 3,832,246 and
    3,832,246 shares                                                        (578,054)             (578,054)
  Accumulated other comprehensive loss                                       (21,751)              (23,945)
                                                                   ------------------    ------------------

Total Stockholders' Equity                                                 3,003,925             2,564,504
                                                                   ------------------    ------------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                     $ 3,497,815           $ 3,011,729
                                                                   ==================    ==================

                            IMX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 (Unaudited)
                                                                              Three Months Ended
                                                                                  March 31,
                                                                         1999                 2000
                                                                  -------------------   ------------------
NET SALES                                                                 $      367           $  231,346

COST OF SALES                                                                    145               81,501
                                                                  -------------------   ------------------

GROSS PROFIT                                                                     222              149,845
                                                                  -------------------   ------------------

OPERATING EXPENSES:

  Selling                                                                    215,353              392,304
  Advertising                                                                 49,212               32,530
  General and administrative                                                 377,143              389,637
  Depreciation and amortization                                               13,000               18,094
                                                                  -------------------   ------------------

Total Operating Expenses                                                     654,708              832,565
                                                                  -------------------   ------------------

LOSS FROM OPERATIONS                                                        (654,486)            (682,720)


OTHER INCOME (EXPENSES):

  Other income                                                                58,592              245,493
                                                                  -------------------   ------------------

Income (Loss)
  Before Income Taxes                                                       (595,894)            (437,227)

Provision for Income Taxes                                                         0                    0
                                                                  -------------------   ------------------

Net income (loss) available to
  common stockholders                                                     $ (595,894)          $ (437,227)
                                                                  ===================   ==================


----------------------------------------------------------------------------------------------------------
Weighted average number of shares of common stock outstanding:
    Basic                                                                  5,033,038            4,998,508
    Diluted                                                                5,033,038            5,329,256

----------------------------------------------------------------------------------------------------------
Net income (loss) per common share:
    Basic                                                                    $ (0.12)             $ (0.09)
    Diluted                                                                  $ (0.12)             $ (0.08)

----------------------------------------------------------------------------------------------------------

                                                   IMX PHARMACEUTICALS, INC.
                                                       AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF
                                                CHANGES IN STOCKHOLDERS' EQUITY

                                                  PREFFERED STOCK               COMMON STOCK
                                             -------------------------    ------------------------     ADDITIONAL
                                                NUMBER                       NUMBER                     PAID-IN
                                              OF SHARES        AMOUNT       OF SHARES     AMOUNT        CAPITAL         (DEFICIT)
                                             ------------    ---------    -----------    ---------    ------------    --------------
Balance - December 31, 1998                        86,424    $      86      8,728,108      $ 8,728     $ 7,780,988     $ (4,883,487)


Comprehensive Income:
  Net income                                                                                                                577,932
  Change in other comprehensive income

Total comprehensive income
Preferred stock dividend declared                   1,736            2                                      43,398          (43,400)
Compensation - fair value of common
  stock options issued to non-employees                                                                     44,483
Conversion of preferred stock to
  common stock                                    (88,160)         (88)       881,600          882            (794)
Exercise of common stock options                                                5,000            5           4,995
Transfer of redeemed common stock to
  treasury stock                                                               19,999           20          69,980
Conversion of loan receivable to
  treasury stock
Purchase of treasury stock
                                             ------------    ---------    -----------    ---------    ------------    --------------

Balance - December 31, 1999                             0            0      9,634,707        9,635       7,943,050       (4,348,955)

Comprehensive Income:
  Net income                                                                                                               (437,227)
  Change in other comprehensive income

Total comprehensive income
                                             ------------    ---------    -----------    ---------    ------------    --------------

Balance - March  31, 2000                               0            0      9,634,707      $ 9,635     $ 7,943,050     $ (4,786,182)
                                             ============    =========    ===========    =========    ============    ==============

                                                   TREASURY STOCK             ACCUMULATED
                                             ---------------------------         OTHER           TOTAL
                                                NUMBER                       COMPREHENSIVE    STOCKHOLDERS'
                                               OF SHARES        AMOUNT          INCOME           EQUITY
                                             ------------    -----------    ---------------   -------------
Balance - December 31, 1998                     3,724,757     $ (357,657)       $ 11,000       $ 2,559,658
                                                                                              ------------

Comprehensive Income:
  Net income                                                                                       577,932
  Change in other comprehensive income                                           (32,751)          (32,751)
                                                                                              ------------
Total comprehensive income                                                                         545,181
Preferred stock dividend declared                                                                        0
Compensation - fair value of common
  stock options issued to non-employees                                                             44,483
Conversion of preferred stock to
  common stock                                                                                           0
Exercise of common stock options                                                                     5,000
Transfer of redeemed common stock to
  treasury stock                                   19,999        (70,000)                                0
Conversion of loan receivable to
  treasury stock                                   76,000       (125,400)                         (125,400)
Purchase of treasury stock                         11,490        (24,997)                          (24,997)
                                             ------------    -----------    ------------      -------------

Balance - December 31, 1999                     3,832,246       (578,054)        (21,751)        3,003,925

Comprehensive Income:
  Net income                                                                                      (437,227)
  Change in other comprehensive income                                            (2,194)           (2,194)
                                                                                              ------------
Total comprehensive income                                                                        (439,421)
                                             ------------    -----------    ------------      ------------

Balance - March  31, 2000                       3,832,246     $ (578,054)      $ (23,945)     $  2,564,504
                                             ============    ===========    ============      ============

                            IMX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                    (Unaudited)
                                                                                                                Three Months Ended
                                                                                                                     March 31,
                                                                                             1999                      2000
                                                                                     ----------------------    ---------------------
OPERATING ACTIVITIES:

  Net income (loss)                                                                             $ (595,894)             $ (437,227)
  Adjustments to reconcile  net income (loss)
    to net cash (used) provided by operating activities:
    Depreciation and amortization                                                                   13,000                  18,094
    Provision for doubtful accounts                                                                 (5,534)                (25,894)
      (Increase) decrease in accounts receivable                                                  (228,320)               (241,071)
      Decrease (increase) in inventories                                                          (261,812)               (153,035)
      (Increase) in prepaid expenses                                                               (20,752)                (18,046)
      Decrease (increase) in deposits                                                                    -                (350,000)
      Decrease (increase) in other assets                                                          (35,623)                (10,000)
      (Decrease) increase in accounts payable
         and accrued expenses                                                                      (94,248)                (45,740)
                                                                                     ----------------------    --------------------

Net cash (used) provided by operating activities                                                (1,229,183)             (1,262,919)
                                                                                     ----------------------    --------------------


Investing Activities:

  Purchase of furniture and equipment                                                               (1,158)                (16,391)
  Loan repayment from (advance to) related party                                                      (352)                  1,586
  Decrease in investment in and advances to
    unconsolidated subsidiary                                                                      339,194                       0
                                                                                     ----------------------    --------------------

Net cash (used) provided by investing activities                                                   337,684                 (14,805)
                                                                                     ----------------------    --------------------
Financing Activities:

  Net proceeds (repayments) of notes payable                                                         9,390                    (799)
  Purchase of securities available for sale                                                      1,689,200                       -
  Purchase of treasury stock                                                                       (69,997)                      0
                                                                                     ----------------------    --------------------

Net cash (used) provided by financing activities                                                 1,628,593                    (799)
                                                                                     ----------------------    --------------------

Net increase (decrease) in cash and cash equivalents                                               737,094              (1,278,523)

Cash and cash equivalents - beginning of year                                                      623,860               2,497,790
                                                                                     ----------------------    --------------------

Cash and cash equivalents - end of year                                                        $ 1,360,954             $ 1,219,267
                                                                                     ======================    ====================



-----------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
----------------------------------------------

  Cash paid for interest                                                                          $ 12,122                     $ 0
  Cash paid for income taxes                                                          $                  0                     $ 0

-----------------------------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL SCHEDULE OF NON CASH ACTIVITIES
--------------------------------------------

  Dividends on preferred stock:
  Preferred stock issued in lieu of cash for dividends payable
    on preferred stock                                                                              43,400                     $ 0
  Conversion of preferred stock to common stock                                                        882                     $ 0

-----------------------------------------------------------------------------------------------------------------------------------

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Information as of March 31, 2000 and for the three month
              periods ended March 31, 1999 and 2000 are unaudited)

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

                  In 1995, the Company entered into an acquisition agreement (the "Agreement'), with Interderm, Ltd., ("Interderm") for the assignment of the exclusive marketing and distribution rights in the United States for certain pharmaceutical products manufactured by Meyer-Zall Laboratories of South Africa ("Meyer-Zall"). The products included Exorex, an over-the-counter psoriasis medication.

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

                  Under the terms of the Joint Venture Agreement, Medicis contributed cash of $4,000,000 to the joint venture in return for a 51% interest in the LLC. The Company contributed all of the assets, property and associated rights in connection with the Exorex product line, with an unamortized cost of approximately $5,200 in return for a 49% interest in the LLC.

                  Effective June 30, 1999, the Company entered a Sale and Transfer Agreement ("Sale Agreement") with Medicis, whereby the Company sold its 49% interest in the LLC to Medicis in return for $3,600,000.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Information as of March 31, 2000 and for the three month
              periods ended March 31, 1999 and 2000 are unaudited)

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Interim Financial Statements

                  The accompanying unaudited consolidated financial statements as of March 31, 2000 and for the three month periods ended March 31, 1999 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Information as of March 31, 2000 and for the three month
              periods ended March 31, 1999 and 2000 are unaudited)

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

                  Revenue Recognition

                  Sales are generally recorded upon shipment of goods to customers.

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

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Information as of March 31, 2000 and for the three month
              periods ended March 31, 1999 and 2000 are unaudited)

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

                  Net Income (Loss) Per Common Share (Cont'd)

                  on the weighted average number of common shares outstanding during the year. Net income (loss) per common share -- diluted is based on the weighted average number of common shares and dilutive potential common shares outstanding during the year.

                  Convertible preferred stock, certain common stock options and common stock warrants were excluded from the computations of net loss per share for the three month periods ended March 31, 1999 and 2000 and because the effect of their inclusion would be anti-dilutive.


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

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Information as of March 31, 2000 and for the three month
              periods ended March 31, 1999 and 2000 are unaudited)

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

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

                  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company is required to adopt SFAS

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Information as of March 31, 2000 and for the three month
              periods ended March 31, 1999 and 2000 are unaudited)

NOTE 3 -          RECENT ACCOUNTING (CONT"D)

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

NOTE 4 -          SECURITIES AVAILABLE FOR SALE

                  Securities available for sale consist of 69,630 shares of common stock in Hydron Technologies, Inc. At December 31,1999 and March 31 2000, the cost basis of $52,214 of the common stock in Hydron Tech, Inc. exceeded the market value by $21,751 and $23,945 respectively.

NOTE 5 -          INVENTORIES

                  Inventories consisted of the following:

                                           December 31,   March 31,
                                                1999        2000
                                                ----        ----

                  Finished goods             $ 237,195    $ 392,913
                  Work in process               16,969       15,498
                  Packaging supplies           303,429      302,217
                                             ---------    ---------

                  Total                      $ 557,593    $ 710,628
                                             =========    =========

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Information as of March 31, 2000 and for the three month
              periods ended March 31, 1999 and 2000 are unaudited)

NOTE 6 -          PROPERTY AND EQUIPMENT

                  Property and equipment consisted of the following:

                                                December 31,           March 31,
                                                    1999                 2000
                                                    ----                 ----

Computers and office equipment                    $ 193,997           $ 198,734
Furniture, fixtures and improvements                 91,132             102,787
                                                  ---------           ---------

                                                    285,129             301,521
Less: accumulated depreciation and
             amortization                          (179,216)           (197,436)
                                                  ---------           ---------

Property and equipment net of
  accumulated depreciation                        $ 105,913           $ 104,085
                                                  =========           =========

NOTE 7 -          INCOME TAXES

                  The provision for income taxes in the consolidated statements of operations is as follows:

                                  December 31,    March 31,
                                     1999           2000
                                     ----           ----

                  Current:
                    Federal          $   0          $   0
                    State                0              0
                                     -----          -----
                                     $   0          $   0
                                     -----          -----

                  Deferred:
                  Federal            $   0          $   0
                  State                  0              0
                                     -----          -----
                                     $   0          $   0
                                     -----          -----

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Information as of March 31, 2000 and for the three month
              periods ended March 31, 1999 and 2000 are unaudited)

NOTE 7 - INCOME TAXES (CONT'D)

                  Applicable incomes taxes for financial reporting purposes differ from the amounts computed by applying the statutory federal and state income tax rates as follows:

                                                   December 31,       March 31,
                                                      1999               2000
                                                      ----               ----


Tax (benefit) at statutory rate                     $ 185,800         $ 137,500
Increase (decrease) in tax
  resulting from:
State income tax, net of federal tax benefit           31,500            23,200
Other                                                       0                 0
Increase (decrease) in
  valuation allowance                                (217,300)         (160,700)
                                                    ---------         ---------

Income taxes                                        $       0         $       0
                                                    =========         =========

                  The approximate tax effects of temporary differences that give rise to the deferred tax assets and deferred tax (liabilities) are as follows:

                                              December 31,           March 31,
                                                  1999                  2000
                                                  ----                  ----

Fair value of common stock options and
  warrants                                     $   130,889          $   130,889
Start-up costs                                     139,100              139,100
Depreciation and amortization                      (71,700)             (71,700)
Other                                               12,000               12,000
Net operating loss carry forwards                  641,700            1,069,382
                                               -----------          -----------

                                                   851,989            1,279,671
Less: valuation allowance                         (851,989)          (1,279,671)
                                               -----------          -----------

Total net deferred tax asset                   $         0          $         0
                                               ===========          ===========

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Information as of March 31, 2000 and for the three month
              periods ended March 31, 1999 and 2000 are unaudited)

NOTE 7 - INCOME TAXES (CONT'D)

                  At December 31, 1999, the Company had net operating loss carryforwards of approximately $1,700,000 for income tax purposes. Those losses are available for carryforward for periods ranging from fifteen to twenty years, and will expire beginning in 2011. Any future significant changes in ownership of the Company may limit the annual utilization of the tax net operating loss carryforwards.

NOTE 8 -          CAPITAL STOCK

                  Common stock

                  Common stock has one vote per share for the election of directors. All other matters are submitted to a vote of stockholders. Shares of common stock do not have cumulative voting, preemptive, redemption or conversion rights.

                  At December 31, 1999 and March 31, 2000, the Company had reserved 3,538,216 and 3,538,216 shares of Common stock respectively for issuance relating to unexpired options and warrants.

NOTE 9 -          STOCK OPTIONS

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

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Information as of March 31, 2000 and for the three month
              periods ended March 31, 1999 and 2000 are unaudited)

NOTE 9 -          STOCK OPTIONS (CONT'D)

                  A summary of the Company's stock option activity is as follows:

                                   Year ended           Three months ended
                                December 31, 1999         March 31, 2000
                             ------------------------------------------------
                                            Weighted                 Weighted
                                             Average                 Average
                                            Exercise                 Exercise
                                Shares        Price      Shares        Price
-----------------------------------------------------------------------------

Options outstanding,
   beginning of period       1,350,000     $ 2.71     1,485,000     $ 2.46
Granted                        234,500       1.73             0          -
Exercised                       (5,000)      1.75             0          -
Forfeited/canceled             (94,500)      4.31             0          -
-----------------------------------------------------------------------------

Outstanding at end of
  period                     1,485,000     $ 2.46     1,485,000     $ 2.46
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
Exercisable at end of
  period                     1,560,100     $ 2.55     1,560,100     $ 2.55

-----------------------------------------------------------------------------
Weighted average fair
  market  value of
  options granted
  period                                   $ 0.85                   $ 0.85
-----------------------------------------------------------------------------

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Information as of March 31, 2000 and for the three month
              periods ended March 31, 1999 and 2000 are unaudited)

NOTE 9 -          STOCK OPTIONS (CONT'D)

                  A summary of the Company's fixed stock options outstanding is as follows:

                                        Weighted
                                        Average
                                        Remaining          Weighted                            Weighted
Range of                 Options       Contractual         Average          Options            Average
Exercise Price         Outstanding    Life in Years     Exercise Price     Exercisable     Exercise Price
---------------------------------------------------------------------------------------------------------
December 31, 1999
---------------------------------------------------------------------------------------------------------
    $0.75 - 0.99           20,000        9.75             $ 0.75               20,000         $ 0.75
    $1.00 - 3.00        1,175,500        7.24               1.64            1,021,750           1.62
     3.87 - 4.00          270,000        7.99               4.00              270,000           4.00
     4.78 - 6.50          256,475        7.56               5.03              248,350           4.97
---------------------------------------------------------------------------------------------------------

    $0.75 - 6.50        1,721,975        7.43               2.49            1,560,100           2.55
---------------------------------------------------------------------------------------------------------

March 31, 2000
---------------------------------------------------------------------------------------------------------
    $0.75 - 0.99           20,000        9.50             $ 0.75               20,000         $ 0.75
    $1.00 - 3.00        1,175,500        6.89               1.64            1,021,750           1.62
     3.87 - 4.00          270,000        7.92               4.00              270,000           4.00
     4.78 - 6.50          256,475        8.12               5.03              248,350           4.97
---------------------------------------------------------------------------------------------------------

    $0.75 - 6.50        1,721,975        7.27               2.49            1,560,100           2.55
---------------------------------------------------------------------------------------------------------

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

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Information as of March 31, 2000 and for the three month
              periods ended March 31, 1999 and 2000 are unaudited)

NOTE 9 -          STOCK OPTIONS (CONT'D)

                  Under the accounting provisions of SFAS 123, the Company's net income (loss) and income (loss) per share would have changed to the pro forma amounts indicated below:

                                              Year Ended           Three Months
                                             December 31,        Ended March 31,
                                                 1999                  2000
                                                 ----                  ----

Net income (loss) applicable to
  common stockholders
   As reported                                $ (595,894)          $ (437,227)
   Pro forma                                  $ (595,894)          $ (707,260)
Income (loss) per  share - basic
   As reported                                $    (0.12)          $    (0.09)
   Pro forma                                  $    (0.12)          $    (0.14)
Income (loss) per  share - diluted
   As reported                                $    (0.12)          $    (0.08)
   Pro forma                                  $    (0.12)          $    (0.13)


                  Three executive officers of IMX Pharmaceuticals, Inc. received a total of 24,000 options to purchase shares of common stock of Medicis Corporation. The options were granted in connection with the formation of The Exorex Company LLC. The options vest over a five year period; twenty per cent becoming vested each year. The original purchase price was $24.67. Twenty per cent has been exercised. The remainder of the options are held by the officers for the benefit of IMX Pharmaceuticals, Inc.

NOTE 10 -         STOCK WARRANTS

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

                  In addition, 58,000 warrants, each to purchase one share of common stock for $3.00 per share, and exercisable for the three year period ending July 9, 1999, were issued to placement agents in connection with the 1996 Private Placement. During July 1997, in connection with a financial advisory agreement with the

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Information as of March 31, 2000 and for the three month
              periods ended March 31, 1999 and 2000 are unaudited)

NOTE 10 -         STOCK WARRANTS (CONT'D)

                  placement agents, the exercise price of the 58,000 warrants was reduced to $2.50 per share, and the exercise period was extended to February 9, 2001. The Company recorded approximately $71,000 as deferred consulting expense for the estimated fair value of warrants which is being amortized over the two year term of the agreement.

                  On March 31, 1999, in connection with the Company's 1997 Private Placement of convertible preferred stock (Note 13), 88,160 (76,750 original shares, plus 11,410 shares issued in lieu of cash as preferred stock dividends) shares outstanding at March 31, 1999 were converted into ten shares of common stock and warrants to purchase ten shares of common stock at any time during the period ending July 2002 for $6.50 per share. As of December 31, 1999 no warrants to purchase common stock have been exercised.

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

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Information as of March 31, 2000 and for the three month
              periods ended March 31, 1999 and 2000 are unaudited)

NOTE 10 -         STOCK WARRANTS (CONT'D)

                  The aggregate number of common shares reserved for issuance upon the exercise of warrants is 1,816,241 as of December 31, 1999. The expiration date and exercise prices of the outstanding warrants are as follows:

                  Outstanding       Expiration       Exercise
                    Warrants            Date           Price
                    --------            ----           -----

                    580,000             2000        $       5.00
                     58,000             2001                2.50
                  1,007,463             2002           3.00-6.50
                    170,778             2003                3.50

NOTE 11 -         NET INCOME (LOSS) PER COMMON SHARE

                  The following table sets forth the computation of basic and diluted net income (loss) per common share:

                                               Year Ended         Three Months
                                              December 31,       Ended March 31,
                                              ------------       ---------------
                                                  1999                2000
                                                  ----                ----

Net income (loss) applicable to
  common stockholders
    As reported                                $ (595,894)          $ (437,227)
    Pro forma                                  $ (595,894)          $ (707,260)
Income (loss) per  share - basic
    As reported                                $    (0.12)          $    (0.09)
    Pro forma                                  $    (0.12)          $    (0.14)
Income (loss) per  share - diluted
    As reported                                $    (0.12)          $    (0.08)
    Pro forma                                  $    (0.12)          $    (0.13)

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Information as of March 31, 2000 and for the three month
              periods ended March 31, 1999 and 2000 are unaudited)

NOTE 11 -         NET INCOME (LOSS) PER COMMON SHARE (CONT'D)


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

NOTE 12 -         RELATED PARTY TRANSACTIONS

                  During 1999, the Company made advances to a company affiliated to the President. The balance due the Company at December 31, 1999 and March 31, 2000 totaled $31,153 and $29,567 respectively. These advances together with interest at the rate of ten (10%) percent is due and payable prior to December 31, 2000.

NOTE 13 -         COMMITMENTS AND CONTINGENCIES

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

                                                 Future
                                                Minimum
                                                 Rental
                          Year                  Payments
                          ----                  --------

                          2000                 $ 128,000
                          2001                    54,000
                          2002                    36,000
                          2003                    19,000

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Information as of March 31, 2000 and for the three month
              periods ended March 31, 1999 and 2000 are unaudited)

NOTE 13 -         COMMITMENTS AND CONTINGENCIES (CONT'D)

                  Total rent expense for all non-cancelable operating leases having a term of more than one year was approximately $91,000 for the year ended December 31, 1999 and $5,000 for the three month period ended March 31, 2000, respectively.

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

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Information as of March 31, 2000 and for the three month
              periods ended March 31, 1999 and 2000 are unaudited)

NOTE 13 -         COMMITMENTS AND CONTINGENCIES (CONT'D)

                  In the second claim, Bioglan seeks unspecified damages from the Company, Medicis and the LLC because it claims that the inventories that it received had not been properly stored and therefore was unmarketable. Management believes that this claim does not have any merit since it was never advised by the manufacturer, Meyer-Zall, of any requirement for cold storage for the product. The Company intends to vigorously defend this matter. However, management cannot assess the likelihood of an unfavorable outcome, or the range of potential loss, if any, which might result from this claim.

NOTE 14 -         CAPITAL LEASE PAYABLE

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

                           Total capital lease payable                $ 6,993
                           Less: Current portion                        2,896
                                                                      -------

                           Total capital lease
                             payable - non current                    $ 4,097
                                                                      =======

NOTE 15 -          REFUNDABLE DEPOSIT

                  An initial refundable deposit of $400,000 has been paid to Dri-Kleen, Inc. d/b/a Enviro-Tech International ("Enviro-Tech"), a multi-level marketing company, for the purchase of Enviro-Tech's network sales and marketing division for the United Sates and Canada only for all current products. The market will be worldwide for any new products. The Company executed a letter of intent with Dri-Kleen, Inc. on May 2, 2000. The proposed transaction is subject to approval by the Board of Directors of each company and the execution of a definitive agreement.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Information as of March 31, 2000 and for the three month
              periods ended March 31, 1999 and 2000 are unaudited)

NOTE 16 -         The Company maintains its cash balances at financial
                  institutions located in South Florida. The balances at these institutions are insured by the Federal Deposit Insurance
                  Corporation up to $100,000 per account. Uninsured balances as of December 31, 1999 and March 31, 2000 were approximately
                  $160,200 and $67,000 respectively.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

         General

         The Company is engaged in the development of lines of health and beauty products which the Company believes will offer superior benefits to consumers. In the second quarter of fiscal 1999, the Company launched its Mother 2 Be(R) line of products, and recently launched two (2) additional product lines, Proctozone(TM) and Podiatrx(TM), in the first quarter of fiscal year 2000. Another product line, Deep(TM), is to be launched in the second half of fiscal year 2000.

         On May 2, 2000, the Company executed a letter of intent with Dri-Kleen, Inc., d/b/a Enviro-Tech International ("Enviro-Tech"), a multi level marketing company, for the purchase of Enviro-Tech's network sales and marketing division for the United States and Canada only for all current products. The market will be worldwide for any new products. An initial refundable deposit of $400,000 has been paid. The proposed transaction is subject to approval by the Board of Directors of each company and the execution of a definitive agreement.

         In addition, the Company is actively seeking to acquire one or more product lines or businesses. No assurances can be given that any such acquisitions will be consummated, or if consummated, that they will be profitable.

         Results of Operations

         For the three months ended March 31, 2000, consolidated net sales were approximately $231,000, as compared to approximately $367 for the three months ended March 31, 1999. The three months ended March 31, 2000 reflect sales from Mother 2 Be line as well as Podiatrx and Proctozone lines, which were launched during the first quarter of fiscal 2000. In June 1998, the Company completed the formation of a joint venture, the Exorex Company, LLC (the "LLC") with Medicis Pharmaceutical Corporation of Phoenix, Arizona ("Medicis"). The LLC, in which the Company had received a 49% interest, acquired from all of the Company's rights to market its Exorex product line. As the owner of a 49% interest in the LLC, the Company did not record any sales made by the LLC during the first quarter of 1999. In June 1999, the Company sold its interest in the LLC in return for approximately $3.6 million in cash and other consideration.

         Management is of the belief that the market experienced intense competition for over-the-counter drugs in general, and psoriasis medication in competition with the Exorex line in particular. The Company competed against established pharmaceutical and consumer product companies, which market numerous prescription and non prescription drugs with equivalent or functionally similar ingredients, and which have national or regional brand name recognition, from which consumers may choose.

         Management initially believed that aligning the Company with Medicis, a substantially larger pharmaceutical concern, would assist the Company in bringing its products to market, building brand recognition and gaining widespread commercial acceptance. Accordingly, in June 1998 the Company acquired its interest in the LLC. However, management's expectations for the marketing of the Exorex line by the LLC and Medicis were not met during the first year of the LLC's operations, and therefore, the Company sold its interest in the LLC.

         Gross profit margin increased to 65% of net sales for the three months ended March 31, 2000, as compared to 60% of net sales in 1999. Gross profit margins fluctuated with the changes in the Company's product mix.

         Total operating expenses incurred by the Company increased to approximately $830,000 for the three months ended March 31, 2000 from $655,000 for the three months ended March 31, 1999. The increase from 1999 to 2000 reflects the expenses associated with the introduction of two new product lines, Podiatrx and Proctozone.

         For the months ended March 31, 2000, net loss was approximately $(437,000), as compared to net loss of approximately $(596,000) for the three months ended March 31, 2000.

         As the Company anticipates developing additional product lines, it will necessarily incur additional expenses normally associated with the start-up of new lines. Further, substantial time may be necessary to build brand awareness and sales. Accordingly, the likelihood of the success of the Company's operations must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation and development of a new business, the commencement and expansion of operations and the regulatory and competitive environment in which the Company will operate. As a result of the foregoing, operating losses are anticipated for the balance of fiscal 2000.

         Liquidity and Capital Resources

         At March 31, 2000, the Company's financial condition included working capital of approximately $2.4 million, as compared to approximately $2.8 million at December 31, 1999. In June 1999, the Company sold its interest in the LLC in return for approximately $3.6 million in cash and other consideration. The cash received from the sale of the Company's interest in the LLC is being used in connection with development of the Company's proprietary brands, acquisition of drug delivery technologies, and/or undermarketed established brands. In addition, $400,000 was tendered as a refundable deposit in connection with the potential purchase of Enviro-Tech's network sales and marketing division.

         For the short term, the Company's capital requirements are expected to be met by available cash. For the three months ended March 31, 2000, operating activities used cash of approximately $1.26 million. A significant part of this was due to the launch of the Company's two new product lines- Podiatrx and Proctozone. Purchase of inventory accounted for approximately $500,000. However, in the absence of a substantial increase in sales, the Company may need to raise additional financing.

         In addition, the Company intends to develop and market through various channels, its proprietary over-the-counter drugs and health and beauty products. However, management recognizes that the Company does not have the financial resources to sustain a major national advertising campaign to market its products to conventional retail outlets. Accordingly, the Company may need to raise additional financing.

         However, no assurances can be given that the Company will be able to raise sufficient capital should the need arise. In the absence of such additional financing, there can be no assurance that the Company will be able to achieve widespread commercial acceptance of any of the Company's products.

         Inflation

         Inflation rates in the United States have not had a significant impact on operating results for the periods presented.

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

Part II.          Other Information
                  Items 1,2,3,4,5, and 6 are omitted as they are either not applicable or have been included in Part I.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 16th day of May 2000.


                                  IMX PHARMACEUTICALS, INC.


                                  By: /s/ Leonard F. Kaplan
                                      ------------------------------------------
                                      Leonard F. Kaplan, Chief Financial Officer