Form 10QSB
period 2000-06-30
IMX PHARMACEUTICALS INC
filed 2000-08-21
CIK 1051059

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

/X/ Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

/ / Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ______________________ to
_________.

                      Commission File No. _______________.

                            IMX PHARMACEUTICALS, INC.
                -------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

              Utah                                   87-0394290
-------------------------------         ---------------------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification Number)
Incorporation or Organization)

2295 Corporate Boulevard, Suite 131, Boca Raton, Florida              33431
-------------------------------------------------------------        --------
(Address of Principal Executive Offices)                            (Zip Code)

561.998.5660
-------------------------------------------------------------------------------
(Issuer's Telephone Number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

 Yes      No  X   Form 8-KA will be filed shortly.
     ---     ---

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  At August 17, 2000 there were 9,605,586 shares of common stock, par value $.001 per share outstanding.

         Transitional Small Business Disclosure Format (check one):

Yes / / No /X/

Item 2. Management's Discussion and Analysis or Plan of Operation.

           General

         Prior to the second quarter of this year, IMX was primarily engaged in the development of lines of health and beauty products that the company believes will offer superior benefits to consumers. The Mother 2 Be(R), Proctozone(TM), and Podiatrx(TM) lines were launched in the last five quarters. In the second quarter of this year, the Company completed its acquisition of the Enviro-Tech Distribution Network and acquired new product lines to join its earlier lines in direct distribution.

         These acquisitions will transform the Company from a development company into a Multi Level Marketing company with a large North American Independent Distributor network and a modern manufacturing, warehousing, and distribution facility for its growing array of proprietary products.

         On May 17, 2000 the Company signed an Agreement for Sale and Purchase of Assets with Dri-Kleen, Inc. d/b/a Enviro-Tech International ("Enviro-Tech"). The agreement provided for the Company to purchase Enviro-Tech's Multi-Level Distribution Network consisting of approximately 20,000 independent distributors in North America. The purchase price set forth in the Agreement was $2,400,000 and 2,000,000 shares of the Company's common stock. An additional $850,000 was paid as a refundable deposit at the time of signing. This amount, together with the $400,000 paid when the original letter of intent was signed constitutes the $1,250,000 of deposits shown on the balance sheet.

         The agreement also provided that, as of May 22, 2000, the Company would begin to operate the Distribution Network for its benefit and risk and at its expense. Net sales of $1,221,309, cost of goods of $329,700, and direct expenses of $332,000 attributable to the Company's operation of the Distribution Network are included in the Results of Operations for the quarter ended June 30, 2000.

         On July 21, 2000 the Company and Enviro-Tech signed a Revised Agreement for Sale and Purchase of Assets. The Revised Agreement provides that, in addition to purchasing the Distribution Network, The Company will acquire all of Enviro-Tech's inventory of Dri Wash n' Guard(TM) and nutritional supplement products and its 45,000 square foot factory, warehouse, and distribution center in Elbow Lake, Minnesota. The consideration for the purchase was changed to $1,900,000 in cash (the balance of which was paid upon execution of the revised Agreement), 2,500,000 shares of the Company's common stock, a ninety-day note for $600,000, and the assumption of almost $1,000,000 in various Enviro-Tech debts. In addition, the Company and Enviro-Tech signed a long-term supply agreement with respect to the Dri Wash n' Guard(TM) line of waterless car and home cleaning products. The Supply Agreement requires the Company to purchase at least 60,000 gallons of Dri Wash n' Guard(TM) annually and pay a minimum annual royalty fee of $300,000. The Company took control of the assets on July 24, 2000.

         On June 16, 2000 the Company signed an agreement with Pure Distributors' Inc. d/b/a Envion International to become the exclusive worldwide distributor of all of Envion's products. The main products include meal replacement bars and nutritional supplements marketed under the BioZone(R) and Envitamins(R) names. Envion's products and now marketed through its WellnesShop.com web site and a companion catalogue, both of which will now be operated by the Company. The Company will pay a fee to Envion for the distributorship. The fee amounts to $185,000 during 2000, $86,000 during 2001, and $66,000 during 2002 and each year thereafter.

         At the same time, the Company acquired Envion's entire current product inventory for $750,000 payable monthly over two years. In addition, the Company has agreed to purchase all of its requirements for Envion products from Envion.

         The Company also has an option to purchase all of Envion's rights to its products, its customer lists, and various other contract rights for $200,000. If the option is exercised, the fees paid in connection with the Distribution Agreement would be cancelled, the Company would no longer be required to purchase its requirements from Envion, and would only pay Envion royalties based on its purchase of Envion products from the manufactures thereof.

         Sales of $69,994, cost of good sold of $16,252, and direct expenses of $36,520 relating to the sale of Envion products are included in the Results of Operations for the quarter ended June 30, 2000.

         On June 15, 2000, the Company purchased all of the stock of Select Benefits Corporation for a three-year note in the amount of $189,510.45 and 100,000 shares of its common stock. Select Benefits Corporation has now changed its name to IMX Select Benefits Corporation. Select Benefits provides discount health care memberships that provide discounts of 10% to 60% for prescription drugs, vision care, dentistry, chiropractic, hearing, and other health related benefits. Sales and expenses in connection with Select Benefits during the quarter ended June 30, 2000 were not material.

          Results of Operations

          For the three months and six months ended June 30, 2000, consolidated net sales were approximately $1,702,000 and $1,933,000, as compared to $50,000 and $51,000, for the same periods ended June 30, 1999. This increase was primarily due to the sales as a result of the operation of Enviro-Tech distribution network after May 22, 2000.

          Gross profit margin for the three and six months ended June 30, 2000 were 74% and 73% compared to 56% for the same periods ended June 30, 1999. This result is due to increased profit margins in general of the new product lines carried by Enviro-Tech.

          Selling expenses were approximately $892,000 and $1,284,000 for the three and six months ended June 30, 2000, as compared to $408,000 and $786,000 for the same periods ended June 30, 1999. This increase is attributed to expenses related to the acquisition of the Enviro-Tech distribution network.

         General and Administrative expenses were approximately $687,000 and $1,076,000 for the three and six months ended June 30, 2000, as compared to approximately $408,000 and $786,000 for the same periods ended June 30th, 1999. The increase is attributed to the increased payroll due to the acquisition of Enviro-Tech. Part of this increase is due to duplication of tasks, which will be absorbed in the future as such duplication is eliminated.

         For the three months and six months ended June 30, 2000, the net loss from operations was $(345,000) and $(1,028,000) for the periods ended June 30, 2000, as compared to $(777,000) and $(1,431,000) for the same periods ended June 30, 1999.

            The Company is anticipating having its existing products sold through its newly acquired multi level marketing network.

          Liquidity and Capital Resources

          At June 30, 2000, the Company's financial condition included working capital of approximately $2.6 million as compared to approximately $2.8 million at December 31, 1999. The Enviro-Tech distributorship was purchased for $1.9 million in cash. In addition, inventory of $750,000 was purchased from Envion.

          The Company anticipates having to secure a line of credit for the short and long-term to produce working capital for its operations. Cash on hand at August 17, 2000 is approximately $176,000. There is no guarantee that the Company would have enough funds for its daily operations without securing a line of credit or other financing. There is no assurance that such a line of credit or other financing can be secured.

          Inflation

          Inflation rates in the United States have not had a significant impact on operating results for the periods presented.

           Cautionary Statement Regarding Forward-Looking Statements

          Certain statements contained in this item and elsewhere in this report regarding matters that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. All statements that address operating performance, events or developments that management expects or anticipates to incur in the future, including statements relating to sales and earnings growth or statements expressing general optimism about future operating results, are forward-looking statements. The forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained in management's forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, competitive pressures, inadequate capital, unexpected costs, lower revenues and net incomes and forecasts, the possibility of fluctuation and volatility of the Company's operating results and condition, inability to carry out marketing and sales plans, and loss of key executives, among other things.

Part II.     Other Information

         Items 1,3,4, and 5 are omitted as they are either not applicable or have been included in Part I.

Item 2 (c)        Recent Sales of Unregistered Securities

         As part of its acquisition of the all of the outstanding stock of Select Benefits Corporation, on June 15th, 2000 the Company issued 100,000 shares of its common stock, par value $0.001, to Pete Longbons, the president and a major shareholder of Select Benefits. These shares are now held in escrow to secure the payment of the note issued in connection with the acquisition.

         The securities were not sold for cash, no broker was involved, the securities were not convertible, and the only proceeds were the shares of Select Benefit Common Stock previously owned by Mr. Longbons. The Select Benefits stock will be held in the Company's treasury as evidence of its ownership of Select Benefits Corporation.

         In connection with the issuance to Mr. Longbons, the Company relied on the exemption in Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering. Mr. Longbons had full access to information on the Company, has agreed not to distribute his shares, and has accepted a restrictive legend on his certificate, as did the escrow agent.

         Item 6(b) Reports on Form 8-K

               A report on Form 8-K was filed on June 1, 2000. The financial statements required in connection with these reports are being filled by amendment.

                  SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed in its behalf by the undersigned thereunto duly authorized on the 18th day of August 2000.

IMX PHARMACEUTICALS, INC

By:      /s/ Leonard F. Kaplan
         -----------------------------------
         Leonard F. Kaplan, Chief Financial Officer

     IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                                             INDEX

     Page Number
Part I.             Financial Information
Item 1.             Financial Statements
         1-2        Consolidated Balance Sheets as of December 31, 1999
                      (audited) and June 30, 2000 (unaudited)

         3          Consolidated Statements of Operations for the Three Months
                      Ended March 31, 1999 (unaudited) and March 31, 2000 (unaudited) and Six Months Ended June 30, 1999 (unaudited) and June 30, 2000 (unaudited)

         4          Consolidated Statements of Changes In Stockholders' Equity

         5          Consolidated Statements of Cash Flows for the Three Months
                      Ended March 31, 1999 (unaudited) and March 31, 2000 (unaudited) and Six Months Ended June 30, 1999 (unaudited) and June 30, 2000 (unaudited)

         6-27       Notes to Consolidated Financial Statements (unaudited)

Item 2.
         28-30      Management's Discussion and Analysis or Plan of Operation

Part II.
         31         Other Information

Signatures
         32

                            IMX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                       (Audited)            (Unaudited)
                                                                     December 31,            June 30,
                                                                         1999                  2000
                                                                   ------------------    ------------------
ASSETS

CURRENT ASSETS:

  Cash and cash equivalents                                              $ 2,497,791             $ 122,500
  Securities available for sale                                               30,463                28,269
  Accounts receivable (net of allowance for
    doubtful accounts of  $27,495 and $3,170)                                110,525                63,641
  Other receivables                                                                0               424,251
  Loan receivable - related party                                             31,153                30,125
  Inventories                                                                557,593             1,364,008
  Refundable deposit                                                               0             1,250,000
  Vendor deposits                                                             50,000               120,000
  Prepaid expenses and other                                                  46,731                47,237
                                                                   ------------------    ------------------

Total Current Assets                                                       3,324,256             3,450,031
                                                                   ------------------    ------------------


PROPERTY AND EQUIPMENT:

  Property and equipment (net of accumulated
    depreciation of $179,216 and $210,422)                                   105,913               159,971
                                                                   ------------------    ------------------



OTHER ASSETS:


  Goodwill                                                                                         264,303
  Deposits and other                                                          67,646               112,646
                                                                   ------------------    ------------------

Total Other Assets                                                            67,646               376,949
                                                                   ------------------    ------------------

TOTAL ASSETS                                                             $ 3,497,815           $ 3,986,951
                                                                   ==================    ==================

See accompanying notes to the consolidated financial statements.

                            IMX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                       (Audited)            (Unaudited)
                                                                     December 31,            June 30,
                                                                         1999                  2000
                                                                   ------------------    ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable                                                         $ 436,398             $ 457,094
  Accrued expenses and other current
    liabilities                                                               49,700               294,442
  Notes payable, current portion                                                                   435,000
  Capital lease payable, current portion                                       2,896                 2,896
                                                                   ------------------    ------------------

Total Current Liabilities                                                    488,994             1,189,432
                                                                   ------------------    ------------------


LONG-TERM LIABILITIES:

  Notes payable, non-current portion                                                               503,504
  Capital lease payable, non-current portion                                   4,896                 4,896
                                                                   ------------------    ------------------

Total Long Term Liabilities                                                    4,896               508,400
                                                                   ------------------    ------------------


STOCKHOLDERS'  EQUITY:

  Common stock, $.001 par value, 50,000,000 shares
    authorized, 9,634,707 and 9,734,707 shares issued,
    5,802,461 and 5,902,461 shares outstanding                                 9,635                 9,735
  Additional paid-in capital                                               7,943,050             8,017,950
  Retained earnings (deficit)                                             (4,348,955)           (5,147,491)
  Treasury stock, at cost - 3,832,246 and
    3,832,246 shares                                                        (578,054)             (578,054)
  Accumulated other comprehensive loss                                       (21,751)              (13,021)
                                                                   ------------------    ------------------

Total Stockholders' Equity                                                 3,003,925             2,289,119
                                                                   ------------------    ------------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                     $ 3,497,815           $ 3,986,951
                                                                   ==================    ==================

See accompanying notes to the consolidated financial statements.

                            IMX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      (Unaudited)                         (Unaudited)
                                                     Six Months Ended                   Three Months Ended
                                                        June 30,                           June 30,
                                                          1999            2000               1999               2000
                                                     ---------------  --------------    ----------------  -----------------


NET SALES                                                  $ 50,718     $ 1,933,122            $ 50,351        $ 1,701,776

COST OF SALES                                                22,365         520,972              22,220            439,471
                                                     ---------------  --------------    ----------------  -----------------

GROSS PROFIT                                                 28,353       1,412,150              28,131          1,262,305
                                                     ---------------  --------------    ----------------  -----------------

OPERATING EXPENSES:

  Selling                                                   486,796       1,283,981             271,443            891,677
  Advertising                                               116,538          48,132              67,326             15,602
  General and administrative                                785,597       1,076,299             408,454            686,662
  Supply agreement impairement loss                          43,348               -              43,348                  -
  Depreciation and amortization                              27,204          31,883              14,204             13,789
                                                     ---------------  --------------    ----------------  -----------------

Total Operating Expenses                                  1,459,483       2,440,295             804,775          1,607,730
                                                     ---------------  --------------    ----------------  -----------------

LOSS FROM OPERATIONS                                     (1,431,130)     (1,028,145)           (776,644)          (345,425)


OTHER INCOME (EXPENSES):
  Equity in loss of unconsolidated
     subsidiary                                             (12,887)              -             (12,887)                 -
  Medicis inventory recovery gain (loss)                          -         180,162                   -            (40,091)
  Gain on sale of investment in unconsolidated                    -               -                   -                  -
    subsidiary                                            3,356,005               -           3,356,005                  -
  Other                                                      82,341          49,447              23,749             24,207
                                                     ---------------  --------------    ----------------  -----------------
                                                                                                                         -
Income (Loss) before income taxes                         1,994,329        (798,536)          2,590,223           (361,309)

Provision for Income Taxes                                        -               -                   -                  -
                                                     ---------------  --------------    ----------------  -----------------

Net Income (loss)                                         1,994,329        (798,536)          2,590,223           (361,309)

Dividend on preferred stock                                 (43,400)              -             (43,400)                 -
                                                     ---------------  --------------    ----------------  -----------------

Net loss available to
  common stockholders                                   $ 1,950,929      $ (798,536)        $ 2,546,823         $ (361,309)
                                                     ===============  ==============    ================  =================



---------------------------------------------------------------------------------------------------------------------------
Weighted average number of shares of common stock
  outstanding:
    Basic                                                 5,430,340       5,811,252           5,884,951          5,820,043
    Diluted                                               5,718,584       6,142,000           6,173,195          6,150,791

---------------------------------------------------------------------------------------------------------------------------
Net loss per common share:
    Basic                                                    $ 0.36         $ (0.14)             $ 0.43            $ (0.06)
    Diluted                                                  $ 0.34         $ (0.13)             $ 0.41            $ (0.06)

---------------------------------------------------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements.

                            IMX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                         CHANGES IN STOCKHOLDERS' EQUITY



                                              PREFFERED STOCK            COMMON STOCK
                                          -----------------------  ------------------------  ADDITIONAL
                                           NUMBER                    NUMBER                   PAID-IN
                                           OF SHARES      AMOUNT    OF SHARES     AMOUNT       CAPITAL      (DEFICIT)
                                          ------------  ---------  ------------  ----------  -----------   -----------


Balance - December 31, 1998                  86,424       $ 86       8,728,108     $ 8,728   $ 7,780,988   $ (4,883,487)


Comprehensive Income:
  Net income                                                                                                  577,932
  Change in other comprehensive income

Total comprehensive income
Preferred stock dividend declared             1,736          2                                   43,398       (43,400)
Compensation - fair value of common
  stock options issued to non-employees                                                          44,483
Conversion of preferred stock to
  common stock                              (88,160)       (88)        881,600         882         (794)
Exercise of common stock options                                         5,000           5        4,995
Transfer of redeemed common stock to
  treasury stock                                                        19,999          20       69,980
Conversion of loan receivable to
  treasury stock
Purchase of treasury stock
                                          ----------  ---------   -------------  ----------  -----------   -----------

Balance - December 31, 1999                       0          0       9,634,707       9,635    7,943,050    (4,348,955)

Issuance of common stock for
 acquisition of  Select Benefits                                       100,000         100       74,900

Comprehensive Income:
  Net income                                                                                                 (798,536)
  Change in other comprehensive income


Total comprehensive income
                                          ----------  ---------   -------------  ----------  -----------   -----------

Balance - June  30, 2000                          0   $      0       9,734,707     $ 9,735   $ 8,017,950   $ (5,147,491)
                                          ==========  =========   =============  ==========  ===========   ===========








                                                      TREASURY STOCK        ACCUMULATED
                                                -----------------------        OTHER           TOTAL
                                                  NUMBER                    COMPREHENSIVE     STOCKHOLDERS'
                                                OF SHARES     AMOUNT          INCOME          EQUITY
                                                -----------  ----------   ---------------  --------------


Balance - December 31, 1998                      3,724,757   $ (357,657)        $ 11,000     $ 2,559,658
                                                                                           --------------

Comprehensive Income:
  Net income                                                                                     577,932
  Change in other comprehensive income                                           (32,751)        (32,751)
                                                                                           --------------
Total comprehensive income                                                                       545,181
Preferred stock dividend declared                                                                      0
Compensation - fair value of common
  stock options issued to non-employees                                                           44,483
Conversion of preferred stock to
  common stock                                                                                         0
Exercise of common stock options                                                                   5,000
Transfer of redeemed common stock to
  treasury stock                                    19,999     (70,000)                                0
Conversion of loan receivable to
  treasury stock                                    76,000    (125,400)                         (125,400)
Purchase of treasury stock                          11,490     (24,997)                          (24,997)
                                                -----------  ----------   ---------------  --------------

Balance - December 31, 1999                      3,832,246    (578,054)          (21,751)      3,003,925

Issuance of common stock for
 acquisition of  Select Benefits                                                                  75,000

Comprehensive Income:
  Net income                                                                                    (798,536)
  Change in other comprehensive income                                             8,730           8,730
                                                                                           --------------
Total comprehensive income                                                                      (789,806)
                                                -----------  ----------    --------------  --------------

Balance - June  30, 2000                         3,832,246   $ (578,054)       $ (13,021)    $ 2,289,119
                                                ===========  ==========    ==============  ==============

See accompanying notes to the consolidated financial statements.

                            IMX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           (Unaudited)                         (Unaudited)
                                                                         Six Months Ended                    Six Months Ended
                                                                             June 30,                            June 30,
                                                                               1999                                2000
                                                                    --------------------------         --------------------------

OPERATING ACTIVITIES:

  Net income (loss)                                                  $              1,994,329           $               (798,536)
  Adjustments to reconcile  net loss
    to net cash used provided by operating activities:
    Depreciation and amortization                                                      27,204                             31,206
    Provision for doubtful accounts                                                   (13,647)                           (24,324)
    Deferred  income tax                                                              (25,000)
    Compensation, fair value of stock, stock options and warrents                      46,308
    Equity in loss off unconsolidated subsidiary                                      167,338
    Accretion of investment in unconsolidated subsidiary                              (97,740)
    Gain on sale of investment in unconsolidated subsidiary                        (3,356,005)
    Impairement loss on suply and licensing agreements                                 43,348
      (Increase) decrease in accounts receivable                                      105,451                           (353,044)
      Decrease (increase) in inventories                                             (333,255)                          (806,415)
      (Increase) in prepaid expenses                                                  (30,625)                              (506)
      Decrease (increase) in  deposits                                                 25,774                         (1,320,000)
      Decrease (increase) in  other assets                                                  -                            (45,000)
      (Decrease) increase in accounts payable                                               -
         and accrued expenses                                                         145,450                            265,438
                                                                    --------------------------         --------------------------

Net cash used by operating activities                                              (1,301,070)                        (3,051,181)
                                                                    --------------------------         --------------------------


Investing Activities:

  Purchase of furniture and equipment                                                 (30,174)                           (85,263)
  Loan repayment from (advance to) related party                                            -                              1,028
  Goodwill purchased                                                                                                    (264,303)
  Sale of securities                                                                                                       2,194
  Decrease in investment in securities                                                                                     8,730
  Decrease in investment in and advances to
    unconsolidated subsidiary                                                               -                                  0
                                                                    --------------------------         --------------------------

Net cash (used) provided by investing activities                                      (30,174)                          (337,614)
                                                                    --------------------------         --------------------------

Financing Activities:

  Net proceeds  (repayments) of notes payable                                               -                            938,504
  Purchase of securities available for sale                                           (25,000)                                 -
  Stock issuance to purchase goodwill                                                                                     75,000
  Proceeds from maturity of securities                                              1,678,200
  Purchase of treasury stock                                                                -                                  0
                                                                    --------------------------         --------------------------

Net cash (used) provided by financing activities                                    1,653,200                          1,013,504
                                                                    --------------------------         --------------------------

Net increase (decrease) in cash and cash equivalents                                  321,956                         (2,375,291)

Cash and cash equivalents - beginning of  period                                      623,860                          2,497,791
                                                                    --------------------------         --------------------------

Cash and cash equivalents - end of period                            $                945,816           $                122,500
                                                                    ==========================         ==========================




------------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

  Cash paid for interest                                             $                 12,218           $                  7,843
  Cash paid for income taxes                                         $                      0           $                      0

------------------------------------------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL SCHEDULE OF NON CASH ACTIVITIES

  Dividends on preferred stock:
  Preferred stock issued in lieu of cash for dividends payable
    on preferred stock                                               $                 43,400           $                      0
  Conversion of preferred stock to common stock                      $                      0           $                      0

------------------------------------------------------------------------------------------------------------------------------------



                                                                           (Unaudited)                         (Unaudited)
                                                                        Three Months Ended                  Three Months Ended
                                                                              June 30,                            June 30,
                                                                                1999                                2000
                                                                    --------------------------          --------------------------

OPERATING ACTIVITIES:

  Net income (loss)                                                               $ 2,590,223                          $ (361,309)
  Adjustments to reconcile  net loss
    to net cash used provided by operating activities:
    Depreciation and amortization                                                      14,204                              13,112
    Provision for doubtful accounts                                                    (8,113)                              1,570
    Deferred  income tax                                                              (25,000)                                  -
    Compensation, fair value of stock, stock options and warrents                      46,308                                   -
    Equity in loss off unconsolidated subsidiary                                      167,338                                   -
    Accretion of investment in unconsolidated subsidiary                              (97,740)                                  -
    Gain on sale of investment in unconsolidated subsidiary                        (3,356,005)                                  -
    Impairement loss on suply and licensing agreements                                 43,348                                   -
      (Increase) decrease in accounts receivable                                      333,771                            (111,973)
      Decrease (increase) in inventories                                              (71,443)                           (653,380)
      (Increase) in prepaid expenses                                                   (9,873)                             17,541
      Decrease (increase) in  deposits                                                 25,774                            (970,000)
      Decrease (increase) in  other assets                                             35,623                             (35,000)
      (Decrease) increase in accounts payable                                               -                                   -
         and accrued expenses                                                         239,698                             311,178
                                                                    --------------------------          --------------------------

Net cash used by operating activities                                                 (71,887)                         (1,788,261)
                                                                    --------------------------          --------------------------


Investing Activities:

  Purchase of furniture and equipment                                                 (29,016)                            (68,872)
  Loan repayment from (advance to) related party                                          352                                (558)
  Goodwill purchased                                                                                                     (264,303)
  Sale of securities                                                                                                        2,194
  Decrease in investment in securities                                                                                      8,730
  Decrease in investment in and advances to                                                 -                                   -
    unconsolidated subsidiary                                                        (339,194)                                  -
                                                                    --------------------------          --------------------------

Net cash (used) provided by investing activities                                     (367,858)                           (322,809)
                                                                    --------------------------          --------------------------

Financing Activities:

  Net proceeds  (repayments) of notes payable                                          (9,390)                            939,303
  Purchase of securities available for sale                                        (1,714,200)                                  -
  Stock issuance to purchase goodwill                                                                                      75,000
  Proceeds from maturity of securities                                              1,748,197                                   -
  Purchase of treasury stock                                                                -                                   -
                                                                    --------------------------          --------------------------

Net cash (used) provided by financing activities                                       24,607                           1,014,303
                                                                    --------------------------          --------------------------

Net increase (decrease) in cash and cash equivalents                                 (415,138)                         (1,096,767)

Cash and cash equivalents - beginning of  period                                    1,360,954                           1,219,267
                                                                    --------------------------          --------------------------

Cash and cash equivalents - end of period                            $                945,816            $                122,500
                                                                    ==========================          ==========================




----------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

  Cash paid for interest                                             $                 12,218            $                   166
  Cash paid for income taxes                                         $                      0            $                     0

----------------------------------------------------------------------------------------------------------------------------------



----------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL SCHEDULE OF NON CASH ACTIVITIES

  Dividends on preferred stock:
  Preferred stock issued in lieu of cash for dividends payable
    on preferred stock                                               $                 43,400            $                43,400
  Conversion of preferred stock to common stock                      $                      0            $                     0

----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        (Information as of June 30, 2000 and for the six and three month periods ended June 30, 1999 and 2000 are unaudited)




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

                  Effective June 24, 1998, the Company entered into an agreement (the "Joint Venture Agreement") with various affiliates of Medicis Pharmaceutical Corporation ("Medicis") to form a joint venture, Medicis Consumer Products Company, LLC ("LLC"), to develop and market skin care products. Under the terms of the Joint Venture Agreement, Medicis contributed cash of $4,000,000 to the joint venture in return for a 51% interest in the LLC. The Company contributed all of the assets, property and associated rights in connection with the Exorex product line, with an unamortized cost of approximately $5,200, in return for a 49% interest in the LLC.

                  Effective June 30, 1999, the Company entered a Sale and Transfer Agreement ("Sale Agreement") with Medicis, whereby the Company sold its 49% interest in the LLC to Medicis for $3,600,000.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        (Information as of June 30, 2000 and for the six and three month periods ended June 30, 1999 and 2000 are unaudited)

NOTE 1 -          NATURE OF BUSINESS (CONT'D)
                  ---------------------------

                  On June 16, 2000 the Company signed an agreement with Pure Distributors' Inc. d/b/a Envion International to become the exclusive worldwide distributor of all Envion's products. The main products include meal replacement bars and nutritional supplements marketed under the labels of BioZone and Envitamins. Envion's products are now marketed through its WellnessShop.com web site and companion catalogue, both of which will now be operated by the Company. The Company will pay a fee to Envion for the distributorship of $185,000 during 2000, $86,000 during 2001, and $66,000 during 2002 and each year thereafter.

                  The Company also acquired Envions entire current product inventory for $750,000 payable monthly over two years. The Company has agreed to purchase all of its requirements for Envion products from Envion.

                  The Company has an option to purchase all of Envion's rights to its products, customer lists and various other contract rights for $200,000. If the option is exercised, the fees paid in connection with the Distribution Agreement would be cancelled; the Company would no longer be required to purchase its requirements from Envion, and would only pay Envion royalties based on its purchase of Envion products from the manufacturers thereof.

                  The consolidated statement of operations for the six and three months ended June 30, 2000 include sales of $69,994, cost of goods sold of $16,252 and direct expenses of $36,520 relating to the sale of Envion products

                  On June 15, 2000 the Company purchased all the stock of Select Benefits Corporation for a three-year note in the amount of $189,510 and 100,000 shares of its common stock. Select Benefits has now changed its name to IMX Select Benefits Corporation. Select Benefits provides discount health care memberships that provide discounts of 10% to 60% for prescription drugs, vision care, dentistry, chiropractic, hearing and other health related benefits. Sales and expenses in connection with Select Benefits during the six and three months ended June 30, 2000 were not material.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        (Information as of June 30, 2000 and for the six and three month periods ended June 30, 1999 and 2000 are unaudited)


NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  ------------------------------------------

                  Interim Financial Statements

                  The accompanying unaudited consolidated financial statements as of June 30, 2000 and for the six and three month periods ended June 30, 1999 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the six and three-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

                  Cash and Cash Equivalents

                  For purposes of reporting cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                  Securities Available for Sale

                  Securities available for sale are carried at estimated market values. Unrealized holding gains and losses on securities available for sale are reported as a net amount in a separate component of stockholders' equity until realized. Gains and losses realized from the sale of investment securities are computed using the specific-identification method.

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

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        (Information as of June 30, 2000 and for the six and three month periods ended June 30, 1999 and 2000 are unaudited)


NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
                  ---------------------------------------------------

                  Revenue Recognition

                  Sales are generally recorded upon the shipment of goods to customers.

                  Production Development Costs

                  Costs incurred for the development of new product lines are expensed as incurred, as specified by SOP 98-5 issued by the American Institute of Certified Public Accountants (Note 3).

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

                  Net Income (Loss) Per Common Share

                  Net income (loss) per common share is calculated according to SFAS No.128, "Earnings Per Share" which requires companies to present basic and diluted earnings per share. Net income
                  (loss) per common share-- basic is based

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        (Information as of June 30, 2000 and for the six and three month periods ended June 30, 1999 and 2000 are unaudited)


NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
                  ---------------------------------------------------

                  Net Income (Loss) Per Common Share (Cont'd)

                  on the weighted average number of common shares outstanding during the year. Net income (loss) per common share -- diluted is based on the weighted average number of common shares and dilutive potential common shares outstanding during the year.

                  Convertible preferred stock, certain common stock options and common stock warrants were excluded from the computations of net loss per share for the six and three month periods ended June 30, 1999 and 2000 because the effect of their inclusion would be anti-dilutive.

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

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        (Information as of June 30, 2000 and for the six and three month periods ended June 30, 1999 and 2000 are unaudited)

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
                  ---------------------------------------------------

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

NOTE 3 - RECENT ACCOUNTING
         -----------------

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

                  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company is required to adopt SFAS

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        (Information as of June 30, 2000 and for the six and three month periods ended June 30, 1999 and 2000 are unaudited)

NOTE 3 - RECENT ACCOUNTING (CONT'D)
         --------------------------

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

NOTE 4 - SECURITIES AVAILABLE FOR SALE
         -----------------------------

                  Securities available for sale consist of shares of common stock in Hydron Technologies, Inc. ("Hydron"). At December 31,1999 and June 30, 2000, the cost basis of $30,463 and $28,269 of the common stock in Hydron exceeded the market value by $21,751 and $13,021 respectively.

NOTE 5 - INVENTORIES
         -----------

                  Inventories consisted of the following:


                                              December 31,         June 30
                                             ---------------    ---------------
                                                  1999               2000
                                             ---------------    ---------------


Finished goods                                     $237,195         $1,038,412
Work-in-process                                      16,969             25,431
Packaging supplies                                  303,429            300,165
                                             ---------------    ---------------

Total                                              $557,593         $1,364,008
                                             ===============    ===============

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        (Information as of June 30, 2000 and for the six and three month periods ended June 30, 1999 and 2000 are unaudited)


NOTE 6 -          PROPERTY AND EQUIPMENT
                  ----------------------


                  Property and equipment consisted of the following:

                                             December 31,         June 30,
                                           ----------------    ---------------
                                               1999                 2000
                                           ----------------    ---------------


Computers and office equipment                   $ 193,997          $ 257,174
Furniture, fixtures and improvements                91,132            113,219
                                           ----------------    ---------------

                                                   285,129            370,393
Less: accumulated depreciation and
             amortization                         (179,216)          (210,422)
                                           ----------------    ---------------

Property and equipment, net of
  accumulated depreciation                       $ 105,913          $ 159,971
                                           ================    ===============



NOTE 7 -          INCOME TAXES
                  ------------

                  The provision for income taxes in the consolidated statements of operations is as follows:




                                     December 31,          June 30,
                                    ---------------      --------------
                                         1999                2000
                                    ---------------      --------------


Current:
  Federal                         $              0      $            0
  State                                          0                   0
                                 ------------------    ----------------
                                  $              0      $            0
                                 ------------------    ----------------


Deferred:
  Federal                         $              0      $            0
  State                                          0                   0
                                 ------------------    ----------------
                                  $              0      $            0
                                 ------------------    ----------------

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        (Information as of June 30, 2000 and for the six and three month periods ended June 30, 1999 and 2000 are unaudited)


NOTE 7 - INCOME TAXES (CONT'D)
         ---------------------

         Applicable incomes taxes for financial reporting purposes differ from the amounts computed by applying the statutory federal and state income tax rates as follows:



                                                          December 31,           June 30,
                                                        ------------------    ----------------
                                                              1999                 2000
                                                        ------------------    ----------------


Tax (benefit) at statutory rate                          $        185,800      $      256,500
Increase (decrease) in tax
  resulting from:
State income tax, net of federal tax benefit                       31,500              44,000
Other                                                                   0                   0
Increase (decrease) in
  valuation allowance                                            (217,300)           (300,500)
                                                        ------------------    ----------------

Income taxes                                             $              0      $            0
                                                        ==================    ================



         The approximate tax effects of temporary differences that give rise to the deferred tax assets and deferred tax (liabilities) are as follows:




                                                                        December 31,              June 30,
                                                                     -------------------       ----------------
                                                                            1999                    2000
                                                                     -------------------       ----------------

Fair value of common stock options and
  warrants                                                         $            130,889      $         130,889
Start-up costs                                                                  139,100                139,100
Depreciation and amortization                                                   (71,700)               (71,700)
Other                                                                            12,000                 12,000
Net operating loss carry forwards                                               641,700              1,440,236
                                                                   ---------------------    -------------------

                                                                                851,989              1,650,525
Less: valuation allowance                                                      (851,989)            (1,650,525)
                                                                   ---------------------    -------------------

Total net deferred tax asset                                       $                  0      $               0
                                                                   =====================    ===================

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        (Information as of June 30, 2000 and for the six and three month periods ended June 30, 1999 and 2000 are unaudited)



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

         At December 31, 1999 and June 30, 2000, the Company had reserved 3,538,216 and 3,538,216 shares of common stock respectively for issuance relating to unexpired options and warrants.

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

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        (Information as of June 30, 2000 and for the six and three month periods ended June 30, 1999 and 2000 are unaudited)

NOTE 9 - STOCK OPTIONS (CONT'D)

         A summary of the Company's stock option activity is as follows:


                                        Year ended                    Six and three months ended
                                     December 31, 1999                       June 30, 2000
                          ------------------------------------    ------------------------------------
                                                 Weighted                                Weighted
                                                  Average                                Average
                                                 Exercise                                Exercise
                              Shares               Price              Shares              Price
------------------------------------------------------------------------------------------------------------------

Options outstanding,
   beginning of period          1,350,000              $ 2.71           1,485,000             $ 2.46
Granted                           234,500                1.73                   0                  -
Exercised                          (5,000)               1.75                   0                  -
Forfeited/canceled                (94,500)               4.31                   0                  -
------------------------------------------------------------------------------------------------------------------

Outstanding at end of
  period                        1,485,000              $ 2.46           1,485,000             $ 2.46
------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------
Exercisable at end of
  period                        1,560,100              $ 2.55           1,560,100             $ 2.55

------------------------------------------------------------------------------------------------------------------
Weighted average fair
  market  value of
  options granted
  period                                               $ 0.85                                 $ 0.85
------------------------------------------------------------------------------------------------------------------

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        (Information as of June 30, 2000 and for the six and three month periods ended June 30, 1999 and 2000 are unaudited)




NOTE 9-   STOCK OPTIONS (CONT'D)

         A summary of the Company's fixed stock options outstanding is as follows:


                                            Weighted
                                             Average
                                            Remaining           Weighted                             Weighted
Range of                     Options       Contractual          Average          Options              Average
Exercise Price             Outstanding    Life in Years      Exercise Price      Exercisable      Exercise Price
------------------------------------------------------------------------------------------------------------------
December 31, 1999
------------------------------------------------------------------------------------------------------------------
    $0.75 - 0.99                20,000             9.75              $ 0.75            20,000              $ 0.75
    $1.00 - 3.00             1,175,500             7.24                1.64         1,021,750                1.62
     3.87 - 4.00               270,000             7.99                4.00           270,000                4.00
     4.78 - 6.50               256,475             7.56                5.03           248,350                4.97
------------------------------------------------------------------------------------------------------------------

    $0.75 - 6.50             1,721,975             7.43                2.49         1,560,100                2.55
------------------------------------------------------------------------------------------------------------------

June 30, 2000
------------------------------------------------------------------------------------------------------------------
    $0.75 - 0.99                20,000             9.50              $ 0.75            20,000              $ 0.75
    $1.00 - 3.00             1,175,500             6.89                1.64         1,021,750                1.62
     3.87 - 4.00               270,000             7.92                4.00           270,000                4.00
     4.78 - 6.50               256,475             8.12                5.03           248,350                4.97
------------------------------------------------------------------------------------------------------------------

    $0.75 - 6.50             1,721,975             7.27                2.49         1,560,100                2.55
------------------------------------------------------------------------------------------------------------------

         SFAS No. 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro forma information regarding net income (loss) and income (loss) per share as if compensation cost for the Company's employee stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each option at the grant date by using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999 and 2000, expected volatility ranging from 45% to 46%; risk-free interest rates ranging from 4.35% to 6% and expected lives ranging from 2 to 10 years.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        (Information as of June 30, 2000 and for the six and three month periods ended June 30, 1999 and 2000 are unaudited)


NOTE 9 - STOCK OPTIONS (CONT'D)

         Under the accounting provisions of SFAS 123, the Company's net income
         (loss) and income (loss) per share would have changed to the pro forma amounts indicated below:


                                                     Six Months             Six Months
                                                   Ended June 30,         Ended June 30,
                                               --------------------    ----------------------
                                                      1999                     2000
                                               --------------------    ----------------------


Net income (loss) applicable to
  common stockholders
    As reported                                        $ 1,950,929                $ (798,536)
   Pro forma                                           $ 1,748,000              $ (1,068,569)
Income (loss) per  share - basic
    As reported                                             $ 0.36                   $ (0.14)
   Pro forma                                                $ 0.32                   $ (0.18)
Income (loss) per  share - diluted
    As reported                                             $ 0.34                   $ (0.13)
   Pro forma                                                $ 0.31                   $ (0.17)


         Three executives officers of IMX Pharmaceuticals, Inc. received a total of 24,000 options to purchase shares of common stock of Medicis Corporation. The options were granted in connection with the formation of The Exorex Company LLC. The options vest over a five-year period; twenty percent becoming vested each year. The original purchase price was $24.67. Twenty percent has been exercised. The remainder of the options are held by the officers for the benefit of IMX Pharmaceuticals, Inc.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        (Information as of June 30, 2000 and for the six and three month periods ended June 30, 1999 and 2000 are unaudited)




NOTE 10 -STOCK WARRANTS

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

         In addition, 58,000 warrants, each to purchase one share of common stock for $3.00 per share, and exercisable for the three year period ending July 9, 1999, were issued to placement agents in connection with the 1996 Private Placement. During July 1997, in connection with a financial advisory agreement with the placement agents, the exercise price of the 58,000 warrants was reduced to $2.50 per share, and the exercise period was extended to February 9, 2001. The Company recorded approximately $71,000 as deferred consulting expense for the estimated fair value of warrants which are being amortized over the two year term of the agreement.

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

         In addition to warrants issued to investors in the February, 1997 Private Placement, warrants to purchase 7,586.25 shares of Convertible Preferred Stock were issued to placement and selling agents with an exercise price of $30 per share, and are exercisable for the five year period ending July, 2002. Each share of preferred stock is convertible into 10 shares of common stock at $3.50 per share and 10 warrants, each warrant to purchase one share of common stock at $6.50 per share. Prior to the March 31, 1999 conversion, no warrants to purchase preferred stock had been exercised.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        (Information as of June 30, 2000 and for the six and three month periods ended June 30, 1999 and 2000 are unaudited)

NOTE 10-STOCK WARRANTS (CONT'D)

         During July, 1997, in connection with an agreement with a financial advisor, the Company issued warrants to purchase 50,000 shares of common stock at $4.75 per share, exercisable prior to July 2002. The Company recorded approximately $67,000 as deferred consulting expense for the estimated fair value of the warrants, which is being amortized over the two year term of the agreement.

         In connection with notes payable issued during 1997 (Note 12), as of December 31, 1998, warrants to purchase 85,120 shares of common stock have been issued. Also, in connection with February, 1998 closing of the October, 1997 Private Placement, warrants to purchase 20,180 shares of common stock were issued to placement and selling agents. Each of the warrants mentioned above has an exercise price of $3.50 per share, and expires five years from the date of issuance. As of December 31, 1998 and 1999, no warrants have been exercised.

         The aggregate number of common shares reserved for issuance upon the exercise of warrants is 1,816,241 as of December 31, 1999. The expiration date and exercise prices of the outstanding warrants are as follows:

                       Outstanding       Expiration       Exercise
                          Warrants         Date             Price
                    ---------------     ------------      ----------


                      580,000               2000           $     5.00
                       58,000               2001                 2.50
                    1,007,463               2002            3.00-6.50
                      170,778               2003                 3.50

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        (Information as of June 30, 2000 and for the six and three month periods ended June 30, 1999 and 2000 are unaudited)



NOTE 11- NET INCOME (LOSS) PER COMMON SHARE

         The following table sets forth the computation of basic and diluted net loss per common share:


                                        Six months ended     Six months ended      Three months ended     Three months ended
                                         June 30, 1999         June 30, 2000          June 30, 1999         June 30, 2000
                                       -------------------  --------------------  ----------------------  -------------------

Numerator:
Numerator for basic and diluted
  Loss per share available
    to common stockholders                $     1,950,929      $       (798,536)      $       2,546,823       $     (361,309)
                                       -------------------  --------------------  ----------------------  -------------------

Denominator:
  Denominator for basic loss per
    share-weighted-average shares               5,430,340             5,811,252               5,884,951            5,811,252
  Effect of dilutive securities:
    Common stock options                          288,244               330,748                 288,244              330,748
                                       -------------------  --------------------  ----------------------  -------------------


  Denominator for diluted loss per
    share-adjusted weighted average
    shares and assumed conversions              5,718,584             6,142,000               6,173,195            6,142,000
                                       -------------------  --------------------  ----------------------  -------------------

Basic net loss per common share           $          0.36      $          (0.14)      $            0.43      $         (0.06)
                                       -------------------  --------------------  ----------------------  -------------------

Diluted net loss per common share         $          0.34      $          (0.13)      $            0.41      $         (0.06)
                                       -------------------  --------------------  ----------------------  -------------------

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        (Information as of June 30, 2000 and for the six and three month periods ended June 30, 1999 and 2000 are unaudited)



NOTE 11- NET INCOME (LOSS) PER COMMON SHARE (CONT'D)

         Net loss per common share is calculated by dividing the net loss by the weighted-average shares of common stock and common stock equivalents outstanding during the period. Excluded from the computation of net loss per common share - diluted at June 30, 1999 and 2000, were outstanding options of 859,475 and1,679,475, and warrants to purchase 1,816,241 and 1,816,241 shares of common stock respectively, at exercise prices ranging from $2.50 to $6.50, because to do so would be anti-dilutive.

NOTE 12- RELATED PARTY TRANSACTIONS

         During 1999, the Company made advances to a company affiliated to the President. The balance due the Company at December 31, 1999 and June 30, 2000 totaled $31,153 and $30,125 respectively. These advances, together with interest at the rate of ten (10%) percent, is due and payable prior to December 31, 2000.

NOTE 13- COMMITMENTS AND CONTINGENCIES

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



                                                 Future
                                                Minimum
                                                 Rental
                         Year                  Payments
                    ----------------    ----------------

                         2000               $   128,000
                         2001                    54,000
                         2002                    36,000
                         2003                    19,000

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        (Information as of June 30, 2000 and for the six and three month periods ended June 30, 1999 and 2000 are unaudited)

NOTE 13- COMMITMENTS AND CONTINGENCIES (CONT'D)

         Total rent expense for all non-cancelable operating leases having a term of more than one year was approximately $15,000 and $5,000 for the six month periods ended June 30, 1999 and 2000, respectively.

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

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        (Information as of June 30, 2000 and for the six and three month periods ended June 30, 1999 and 2000 are unaudited)

NOTE 13- COMMITMENTS AND CONTINGENCIES (CONT'D)

         In the second claim, Bioglan seeks unspecified damages from the Company, Medicis and the LLC because it claims that the inventories that it received had not been properly stored and therefore were unmarketable. Management believes that this claim does not have any merit. since it was never advised by the manufacturer, Meyer-Zall, of any requirement for cold storage for the product. The Company intends to vigorously defend this matter. However, management cannot assess the likelihood of an unfavorable outcome, or the range of potential loss, if any, which might result from this claim.

NOTE 14- CAPITAL LEASE PAYABLE

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

                           Total capital lease payable          $7,792
                           Less: Current portion                 2,896
                                                                -------

                           Total capital lease

                             payable - non current              $4,896
                                                                ======


NOTE 15- REFUNDABLE DEPOSIT

         On May 2, 2000 the Company executed a letter of intent with Dri-Kleen, Inc. d/b/a Enviro -Tech International (Enviro-Tech). Pursuant to the letter of intent a refundable deposit of $400,000 has been paid to Enviro-Tech, a multi-level marketing company, for the purchase of it's network sales and marketing division for the United States and Canada for all current products. An additional refundable deposit of $850,000 was paid at the time of signing. The market will be extended worldwide for any new products developed by Enviro-Tech.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        (Information as of June 30, 2000 and for the six and three month periods ended June 30, 1999 and 2000 are unaudited)


NOTE 16- SUBSEQUENT EVENT

         On July 21, 2000 the Company and Enviro-Tech signed a revised agreement for the sale and purchase of assets. The revised agreement provides that, in addition to purchasing the Distribution Network, the Company will acquire all of Enviro-Tech's inventory of Dri-Wash n' Guard, nutritional supplement products and its 45,000 square foot factory, warehouse, and distribution center in Elbow Lake Minnesota. The consideration for the purchase was changed to $1,900,000 in cash (the balance of which was paid upon execution of the revised agreement), 2,500,000 shares of the Company's common stock, a ninety-day interest-free note and assumption of almost $1,000,000 in various Enviro-Tech debts. In addition the Company and Enviro-Tech signed a long-term supply agreement with respect to the Dri-Wash n' Guard line of waterless car and home cleaning products. The Company took control of the assets on July 24, 2000.

         The proposed transaction is subject to approval by the Board of Directors of each company and the execution of a definitive agreement.

         The Company assumed responsibility for (i) all payments to the first and second mortgage holders of the Las Vegas property owned by Enviro-Tech which is pending foreclosure and (ii) all operating expenses of the Las Vegas property. The Company's responsibility for items (i) and (ii), collectively, the "Las Vegas Expenses" commences at the closing date and terminates after four months or until the Company has expended $100,000, whichever occurs first. The Company will be reimbursed for all amounts paid for the Las Vegas Expenses from the proceeds of the Sale of the Las Vegas property after all the obligations of the first and second trust deed notes are satisfied.

         During the first five contract years, (the Royalty period) The Company has agreed to pay a royalty to Enviro-Tech equal to 20% of the purchase price paid for the formulae (the Royalty fee). The minimum guaranteed Royalty Fee (the Guaranteed Royalty Fee) for the first contact year is $286,000 and $300,000 for the succeeding four contract years. The Guaranteed Royalty Fee is due in monthly installments of no less that $20,000 and the minimum quarterly royalty fee is $61,000 for the first quarter and $75,000 for each following quarter. Interest on any monthly or quarterly royalty fee deficiency will accrue interest at an annualized rate of 12%

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        (Information as of June 30, 2000 and for the six and three month periods ended June 30, 1999 and 2000 are unaudited)


NOTE 16- SUBSEQUENT EVENT

         Upon notification of a royalty fee payment delinquency the Company will have forty-five days to make payment. Should the Company fail to cure the delinquency within the forty-five day period, Enviro-Tech may at its sole discretion terminate the Company's right to exclusively distribute Enviro-Tech products in North America and the Caribbean Islands.

         A Due from Dri-Kleen Inc. (see Note 19) was collected at closing.

NOTE 17- CASH BALANCES

         The Company maintains its cash balances at various financial institutions. The balances at these institutions are insured by the Federal Deposit Insurance Corporation up to $100, 000 per account. Uninsured balances as of December 31, 1999 and June 30, 2000 were approximately $160,200 and $0 respectively.

NOTE 18- GOODWILL

         Goodwill is the total acquisition cost of Select Benefits Corporation (see Note 1, page 7).

NOTE 19- OTHER RECEIVABLES


         Other receivables are as follows:


         Due from Dri-Kleen Inc.
            d/b/a Enviro Tech International - Note 16            $ 407,811
         Due from Pure Distributors' Inc.
            d/b/a Envion International-Note 1                       15,444
         Due from Select Benefits Corporation - Note 1                 554
         Other                                                         443
                                                              -------------

                                                                 $ 424,251
                                                              =============

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        (Information as of June 30, 2000 and for the six and three month periods ended June 30, 1999 and 2000 are unaudited)


NOTE 19- OTHER RECEIVABLES (CONT'D)

         Due from Dri-Kleen Inc. represents credit card sales processed by Dri-Kleen Inc. on behalf of the Company.


NOTE 20- NOTES PAYABLE

         Notes payable consist of the following as of June 30, 2000:


         Promissory note payable, Pure Distributors, Inc.
         d/b/a Envion International, payable in 24 monthly
         installments of $31,250 principal only                                          $750,000

         Non-recourse note payable, Select Benefits, Inc. Monthly
         installments equal to 15% of sales from a select group of
         clients that pre-exisited the acquisition date (Note 1, page
         7) The note paydown is estimated
         at $60,000 per year.                                                             188,504
                                                                                        ---------

         Total notes payable                                                             $938,504

         Less: current portion                                                            435,000
                                                                                        ---------

          Non-current portion                                                            $503,504
                                                                                        =========