Form 10QSB/A
period 2000-06-30
IMX PHARMACEUTICALS INC
filed 2000-09-08
CIK 1051059

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB/A
                                   AMENDMENT 1

(Mark One)

/X/ Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

/ / Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ____________ to _________.

                      Commission File No. _______________.

                            IMX PHARMACEUTICALS, INC.
                -------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

            Utah                                     87-0394290
-------------------------------       ---------------------------------------
(State or Other Jurisdiction of       (I.R.S. Employer Identification Number)
Incorporation or Organization)

2295 Corporate Boulevard, Suite 131, Boca Raton, Florida             33431
--------------------------------------------------------            --------
(Address of Principal Executive Offices)                            (Zip Code)

561.998.5660
--------------------------------------------------------------------------------
(Issuer's Telephone Number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

 Yes No X
 --- --
         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  At August 17, 2000 there were 9,605,586 shares of common stock, par value $.001 per share outstanding.

         Transitional Small Business Disclosure Format (check one):

Yes / / No /X/

Part I.  Financial Information

Item 1.  Financial Statements

         In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the rules and regulations of the Securities and Exchange Commission and therefore, do not incude all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999 included in the Company's annual report filed on Form 10-K.

         The results of operations for the six (6) months ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                                      INDEX

Page Number

Part I.          Financial Information
Item 1.          Financial Statements

        1-2      Consolidated Balance Sheets as of December 31, 1999 (audited)
                   and June 30, 2000 (unaudited)

         3       Consolidated Statements of Operations for the Three Month
                   Ended March 31, 1999 (unaudited) and March 31, 2000 (unaudited) and Six Months Ended June 30, 1999 (unaudited) and June 30, 2000 (unaudited)

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

Item 2.
        28-30    Management's Discussion and Analysis or Plan of Operation

Part II.
         31      Other Information

Signatures
         32

                            IMX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                       (Audited)       (Unaudited)
                                                                     December 31,       June 30,
                                                                         1999             2000
                                                                   --------------    -------------

ASSETS

CURRENT ASSETS:

  Cash and cash equivalents                                         $ 2,497,791         $ 122,500
  Securities available for sale                                          30,463            28,269
  Accounts receivable (net of allowance for
    doubtful accounts of  $27,495 and $3,170)                           110,525            63,641
  Other receivables                                                           0            16,440
  Loan receivable - related party                                        31,153            30,125
  Inventories                                                           557,593         1,364,008
  Refundable deposit                                                          0         1,250,000
  Vendor deposits                                                        50,000           120,000
  Prepaid expenses and other                                             46,731            47,237
                                                                   -------------    --------------

Total Current Assets                                                  3,324,256         3,042,220
                                                                   -------------    --------------


PROPERTY AND EQUIPMENT:

  Property and equipment (net of accumulated
    depreciation of $179,216 and $210,422)                              105,913           159,971
                                                                   -------------    --------------

OTHER ASSETS:

  Goodwill                                                                                264,303
  Deposits and other                                                     67,646           112,646
                                                                   -------------    --------------

Total Other Assets                                                       67,646           376,949
                                                                   -------------    --------------

TOTAL ASSETS                                                        $ 3,497,815       $ 3,579,140
                                                                   =============    ==============

See accompanying notes to the consolidated financial statements.

                            IMX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                     (Audited)       (Unaudited)
                                                                    December 31,       June 30,
                                                                        1999             2000
                                                                   -------------    -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable                                                    $ 436,398        $ 457,094
  Accrued expenses and other current
    liabilities                                                          49,700          294,442
  Notes payable, current portion                                                         435,000
  Capital lease payable, current portion                                  2,896            2,896
                                                                   -------------    -------------

Total Current Liabilities                                               488,994        1,189,432
                                                                   -------------    -------------

LONG-TERM LIABILITIES:

  Notes payable, non-current portion                                                     503,504
  Capital lease payable, non-current portion                              4,896            4,896
                                                                   -------------    -------------

Total Long Term Liabilities                                               4,896          508,400
                                                                   -------------    -------------

STOCKHOLDERS'  EQUITY:

  Common stock, $.001 par value, 50,000,000
    shares authorized, 9,634,707 and
    9,734,707 shares issued, 5,802,461 and
    5,902,461 shares outstanding                                          9,635            9,735
  Additional paid-in capital                                          7,943,050        8,017,950
  Retained earnings (deficit)                                        (4,348,955)      (5,555,302)
  Treasury stock, at cost - 3,832,246 and
    3,832,246 shares                                                   (578,054)        (578,054)
  Accumulated other comprehensive loss                                  (21,751)         (13,021)
                                                                   -------------    -------------

Total Stockholders' Equity                                            3,003,925        1,881,308
                                                                   -------------    -------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                $ 3,497,815      $ 3,579,140
                                                                   =============    =============

See accompanying notes to the consolidated financial statements.

                            IMX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               (Unaudited)                         (Unaudited)
                                                             Six Months Ended                   Three Months Ended
                                                                 June 30,                           June 30,
                                                          1999            2000               1999               2000
                                                     ---------------  --------------    ----------------  -----------------

NET SALES                                                  $ 50,718     $ 1,525,311            $ 50,351        $ 1,293,965

COST OF SALES                                                22,365         520,972              22,220            439,471
                                                     ---------------  --------------    ----------------  -----------------

GROSS PROFIT                                                 28,353       1,004,339              28,131            854,494
                                                     ---------------  --------------    ----------------  -----------------

OPERATING EXPENSES:

  Selling                                                   486,796       1,283,981             271,443            891,677
  Advertising                                               116,538          48,132              67,326             15,602
  General and administrative                                785,597       1,076,299             408,454            686,662
  Supply agreement impairment loss                          43,348               -              43,348                  -
  Depreciation and amortization                              27,204          31,883              14,204             13,789
                                                     ---------------  --------------    ----------------  -----------------

Total Operating Expenses                                  1,459,483       2,440,295             804,775          1,607,730
                                                     ---------------  --------------    ----------------  -----------------

LOSS FROM OPERATIONS                                     (1,431,130)     (1,435,956)           (776,644)          (753,236)


OTHER INCOME (EXPENSES):
  Equity in loss of unconsolidated
     subsidiary                                             (12,887)              -             (12,887)                 -
  Medicis inventory recovery gain (loss)                          -         180,162                   -            (40,091)
  Gain on sale of investment in unconsolidated                    -               -                   -                  -
    subsidiary                                            3,356,005               -           3,356,005                  -
  Other                                                      82,341          49,447              23,749             24,207
                                                     ---------------  --------------    ----------------  -----------------
                                                                                                                         -
Income (Loss) before income taxes                         1,994,329      (1,206,347)          2,590,223           (769,120)

Provision for Income Taxes                                        -               -                   -                  -
                                                     ---------------  --------------    ----------------  -----------------

Net Income (loss)                                         1,994,329      (1,206,347)          2,590,223           (769,120)

Dividend on preferred stock                                 (43,400)              -             (43,400)                 -
                                                     ---------------  --------------    ----------------  -----------------

Net loss available to
  common stockholders                                   $ 1,950,929    $ (1,206,347)        $ 2,546,823         $ (769,120)
                                                     ===============  ==============    ================  =================

---------------------------------------------------------------------------------------------------------------------------
Weighted average number of shares of common stock outstanding:
    Basic                                                 5,430,340       5,811,252           5,884,951          5,820,043
    Diluted                                               5,718,584       6,142,000           6,173,195          6,150,791

---------------------------------------------------------------------------------------------------------------------------
Net loss per common share:
    Basic                                                    $ 0.36         $ (0.21)             $ 0.43            $ (0.13)
    Diluted                                                  $ 0.34         $ (0.20)             $ 0.41            $ (0.13)

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

                            IMX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                         CHANGES IN STOCKHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------

                                       PREFFERED STOCK            COMMON STOCK
                                   ------------------------- ------------------------  ADDITIONAL
                                     NUMBER                    NUMBER                   PAID-IN
                                    OF SHARES       AMOUNT    OF SHARES      AMOUNT       CAPITAL      (DEFICIT)
                                   ------------  ----------- ------------  ----------  -----------   -----------


Balance - December 31, 1998           86,424       $ 86       8,728,108     $ 8,728   $ 7,780,988   $ (4,883,487)


Comprehensive Income:
  Net income                                                                                             577,932
  Change in other comprehensive
   income

Total comprehensive income
Preferred stock dividend declared      1,736          2                                   43,398       (43,400)
Compensation - fair value of common
  stock options issued to
  non-employees                                                                           44,483
Conversion of preferred stock to
  common stock                       (88,160)       (88)        881,600         882         (794)
Exercise of common stock options                                  5,000           5        4,995
Transfer of redeemed common stock
   to treasury stock                                             19,999          20       69,980
Conversion of loan receivable to
  treasury stock
Purchase of treasury stock
                                   ----------  ---------   -------------  ----------  -----------   -----------

Balance - December 31, 1999                0          0       9,634,707       9,635    7,943,050    (4,348,955)

Issuance of common stock for
 acquisition of  Select Benefits                                100,000         100       74,900

Comprehensive Income:
  Net income                                                                                        (1,206,347)
  Change in other comprehensive
   income

Total comprehensive income
                                   ----------  ---------   -------------  ----------  -----------   -----------

Balance - June  30, 2000                   0   $      0       9,734,707     $ 9,735   $ 8,017,950   $ (5,555,302)
                                   ==========  =========   =============  ==========  ===========   ===========



-----------------------------------------------------------------------------------------------

                                          TREASURY STOCK
                                      -----------------------  ACCUMULATED OTHER     TOTAL
                                         NUMBER                  COMPREHENSIVE   STOCKHOLDERS'
                                        OF SHARES    AMOUNT          INCOME         EQUITY
                                      -----------  ----------  ----------------- --------------


Balance - December 31, 1998           3,724,757   $ (357,657)        $ 11,000     $ 2,559,658
                                                                                --------------

Comprehensive Income:
  Net income                                                                           577,932
  Change in other comprehensive
   income                                                             (32,751)         (32,751)
                                                                                --------------
Total comprehensive income                                                            545,181
Preferred stock dividend declared                                                           0
Compensation - fair value of common
  stock options issued to
  non-employees                                                                        44,483
Conversion of preferred stock to
  common stock                                                                              0
Exercise of common stock options                                                        5,000
Transfer of redeemed common stock
   to treasury stock                     19,999     (70,000)                                0
Conversion of loan receivable to
  treasury stock                         76,000    (125,400)                         (125,400)
Purchase of treasury stock               11,490     (24,997)                          (24,997)
                                     -----------  ----------   ---------------  --------------

Balance - December 31, 1999           3,832,246    (578,054)          (21,751)      3,003,925

Issuance of common stock for
 acquisition of  Select Benefits                                                       75,000

Comprehensive Income:
  Net income                                                                       (1,206,347)
  Change in other comprehensive
   income                                                               8,730           8,730
                                                                                --------------
Total comprehensive income                                                         (1,197,617)
                                     -----------  ----------    --------------  --------------

Balance - June  30, 2000              3,832,246   $ (578,054)       $ (13,021)    $ 1,881,308
                                     ===========  ==========    ==============  ==============


                            IMX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     (Unaudited)         (Unaudited)     (Unaudited)           (Unaudited)
                                                    Six Months Ended  Six Months Ended  Three Months Ended  Three Months Ended
                                                       June 30,           June 30,         June 30,              June 30,
                                                         1999              2000              1999                  2000
                                                    ---------------   ---------------   ---------------     ------------------
OPERATING ACTIVITIES:

  Net income (loss)                                    $ 1,994,329      $ (1,206,347)      $ 2,590,223        $ (769,120)
  Adjustments to reconcile  net loss
     to net cash used provided by operating
    activities:
    Depreciation and amortization                           27,204            31,206            14,204            13,112
    Provision for doubtful accounts                        (13,647)          (24,324)           (8,113)            1,570
    Deferred  income tax                                   (25,000)                            (25,000)                -
    Compensation, fair value of stock, stock
     options and warrants                                   46,308                              46,308                 -
    Equity in loss of unconsolidated subsidiary            167,338                             167,338                 -
    Accretion of investment in unconsolidated
     subsidiary                                            (97,740)                            (97,740)                -
    Gain on sale of investment in unconsolidated
     subsidiary                                         (3,356,005)                         (3,356,005)                -
    Impairment loss on supply and licensing
      agreements                                            43,348                              43,348                 -
      (Increase) decrease in accounts receivable           105,451            54,767           333,771           295,838
      Decrease (increase) in inventories                  (333,255)         (806,415)          (71,443)         (653,380)
      (Increase) in prepaid expenses                       (30,625)             (506)           (9,873)           17,541
      Decrease (increase) in  deposits                      25,774        (1,320,000)           25,774          (970,000)
      Decrease (increase) in  other assets                       -           (45,000)           35,623           (35,000)
      (Decrease) increase in accounts payable                    -                                   -                 -
         and accrued expenses                              145,450           265,438           239,698           311,178
                                                    ---------------   ---------------   ---------------   ---------------

Net cash used by operating activities                   (1,301,070)       (3,051,181)          (71,887)       (1,788,261)
                                                    ---------------   ---------------   ---------------   ---------------


Investing Activities:

  Purchase of furniture and equipment                      (30,174)          (85,263)          (29,016)          (68,872)
  Loan repayment from (advance to) related party                 -             1,028               352              (558)
  Goodwill purchased                                                        (264,303)                           (264,303)
  Sale of securities                                                           2,194                               2,194
  Decrease in investment in securities                                         8,730                               8,730
  Decrease in investment in and advances to                                                          -                 -
    unconsolidated subsidiary                                    -                 0          (339,194)                -
                                                    ---------------   ---------------   ---------------   ---------------

Net cash (used) provided by investing activities           (30,174)         (337,614)         (367,858)         (322,809)
                                                    ---------------   ---------------   ---------------   ---------------

Financing Activities:

  Net proceeds  (repayments) of notes payable                    -           938,504            (9,390)          939,303
  Purchase of securities available for sale                (25,000)                -        (1,714,200)                -
  Stock issuance to purchase goodwill                                         75,000                              75,000
  Proceeds from maturity of securities                   1,678,200                           1,748,197                 -
  Purchase of treasury stock                                     -                 0                 -                 -
                                                    ---------------   ---------------   ---------------   ---------------

Net cash (used) provided by financing activities         1,653,200         1,013,504            24,607         1,014,303
                                                    ---------------   ---------------   ---------------   ---------------

Net increase (decrease) in cash and cash
  equivalents                                              321,956        (2,375,291)         (415,138)       (1,096,767)

Cash and cash equivalents - beginning
  of period                                                623,860         2,497,791         1,360,954         1,219,267
                                                    ---------------   ---------------   ---------------   ---------------

Cash and cash equivalents - end of period                $ 945,816         $ 122,500         $ 945,816         $ 122,500
                                                    ===============   ===============   ===============   ===============



-------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

  Cash paid for interest                                  $ 12,218           $ 7,843         $  12,218         $     166
  Cash paid for income taxes                              $      0           $     0         $       0         $       0

-------------------------------------------------------------------------------------------------------------------------



-------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL SCHEDULE OF NON CASH ACTIVITIES

  Dividends on preferred stock:
  Preferred stock issued in lieu of cash for
    dividends payable on preferred stock                  $ 43,400           $     0         $  43,400         $   43,400
  Conversion of preferred stock to common stock           $      0           $     0         $       0         $        0

-------------------------------------------------------------------------------------------------------------------------

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

         The Company also acquired Envion's entire current product inventory for $750,000 payable monthly over two years. The Company has agreed to purchase all of its requirements for Envion products from Envion.

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

         The consolidated statement of operations for the six and three months ended June 30, 2000 include sales of $69,994, cost of goods sold of $16,252 and direct expenses of $36,520 relating to the sale of Envion products.

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




NOTE 5 - INVENTORIES

                  Inventories consisted of the following:


                                                       December 31,    June 30
                                                       ------------   ----------
                                                           1999          2000
                                                       ------------   ----------


         Finished goods                                $    237,195   $1,038,412
         Work-in-process                                     16,969       25,431
         Packaging supplies                                 303,429      300,165
                                                       ------------   ----------

         Total                                         $    557,593   $1,364,008
                                                       ============   ==========

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        (Information as of June 30, 2000 and for the six and three month periods ended June 30, 1999 and 2000 are unaudited)



NOTE 6 - PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:



                                                     December 31,     June 30,
                                                     ------------    ----------
                                                         1999           2000
                                                     ------------    ----------


         Computers and office equipment              $    193,997    $  257,174
         Furniture, fixtures and improvements              91,132       113,219
                                                     ------------    ----------

                                                          285,129       370,393
         Less: accumulated depreciation and
                      amortization                       (179,216)     (210,422)
                                                     ------------    ----------

         Property and equipment, net of
           accumulated depreciation                  $    105,913    $  159,971
                                                     ============    ==========



NOTE 7 - INCOME TAXES

         The provision for income taxes in the consolidated statements of operations is as follows:

                                                       December 31,    June 30,
                                                       ------------   ----------
                                                           1999          2000
                                                       ------------   ----------


         Current:
           Federal                                     $          0   $        0
           State                                                  0            0
                                                       ------------   ----------
                                                       $          0   $        0
                                                       ------------   ----------


         Deferred:
           Federal                                     $          0   $        0
           State                                                  0            0
                                                       ------------   ----------
                                                       $          0   $        0
                                                       ------------   ----------

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        (Information as of June 30, 2000 and for the six and three month periods ended June 30, 1999 and 2000 are unaudited)


NOTE 7 - INCOME TAXES (CONT'D)

         Applicable incomes taxes for financial reporting purposes differ from the amounts computed by applying the statutory federal and state income tax rates as follows:

                                                      December 31,    June 30,
                                                      ------------   ----------
                                                          1999          2000
                                                      ------------   ----------


         Tax (benefit) at statutory rate              $    185,800   $  256,500
         Increase (decrease) in tax
           resulting from:
         State income tax, net of federal tax benefit       31,500       44,000
         Other                                                   0            0
         Increase (decrease) in
           valuation allowance                            (217,300)    (300,500)
                                                      ------------   ----------

         Income taxes                                 $          0   $        0
                                                      ============   ==========


         The approximate tax effects of temporary differences that give rise to the deferred tax assets and deferred tax (liabilities) are as follows:



                                                      December 31,    June 30,
                                                      ------------   ----------
                                                          1999          2000
                                                      ------------   ----------


         Fair value of common stock options and
           warrants                                   $    130,889   $  130,889
         Start-up costs                                    139,100      139,100
         Depreciation and amortization                     (71,700)     (71,700)
         Other                                              12,000       12,000
         Net operating loss carry forwards                 641,700    1,440,236
                                                      ------------   ----------

                                                           851,989    1,650,525
         Less: valuation allowance                        (851,989)  (1,650,525)
                                                      ------------   ----------

         Total net deferred tax asset                 $          0   $        0
                                                      ============   ==========

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

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        (Information as of June 30, 2000 and for the six and three month periods ended June 30, 1999 and 2000 are unaudited)



NOTE 9 - STOCK OPTIONS (CONT'D)

         A summary of the Company's stock option activity is as follows:


                                                                  Year ended       Six and three months ended
                                                               December 31, 1999          June 30, 2000
                                                           -------------------------   ------------------
                                                                          Weighted                Weighted
                                                                           Average                 Average
                                                                          Exercise                Exercise
                                                               Shares       Price       Shares      Price
         ---------------------------------------------------------------------------   ---------------------

         Options outstanding,
            beginning of period                               1,350,000   $     2.71   1,485,000  $     2.46
         Granted                                                234,500         1.73           0        --
         Exercised                                               (5,000)        1.75           0        --
         Forfeited/canceled                                     (94,500)        4.31           0        --
         ---------------------------------------------------------------------------------------------------

         Outstanding at end of
           period                                             1,485,000   $     2.46   1,485,000  $     2.46
         ---------------------------------------------------------------------------------------------------

         ---------------------------------------------------------------------------------------------------
         Exercisable at end of
           period                                             1,560,100   $     2.55   1,560,100  $     2.55
         ---------------------------------------------------------------------------------------------------

         Weighted average fair
           market value of
           options granted
           period                                                         $     0.85              $     0.85
         ---------------------------------------------------------------------------------------------------

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

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        (Information as of June 30, 2000 and for the six and three month periods ended June 30, 1999 and 2000 are unaudited)


NOTE 9 - STOCK OPTIONS (CONT'D)

         Under the accounting provisions of SFAS 123, the Company's net income
         (loss) and income (loss) per share would have changed to the pro forma amounts indicated below:

                                                   Six Months      Six Months
                                                 Ended June 30,  Ended June 30,
                                                 --------------  --------------
                                                       1999            2000
                                                 --------------  --------------

         Net income (loss) applicable to
           common stockholders
             As reported                         $    1,950,929  $     (798,536)
            Pro forma                            $    1,748,000  $   (1,068,569)
         Income (loss) per  share - basic
             As reported                         $         0.36  $        (0.14)
            Pro forma                            $         0.32  $        (0.18)
         Income (loss) per  share - diluted
             As reported                         $         0.34  $        (0.13)
            Pro forma                            $         0.31  $        (0.17)

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


NOTE 10 - STOCK WARRANTS (CONT'D)

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

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        (Information as of June 30, 2000 and for the six and three month periods ended June 30, 1999 and 2000 are unaudited)



NOTE 11 - NET INCOME (LOSS) PER COMMON SHARE

                  The following table sets forth the computation of basic and diluted net loss per common share:

                                                      Six months      Six months        Three months         Three months
                                                        Ended           Ended              Ended                Ended
                                                    June 30, 1999    June 30, 2000     June 30, 1999        June 30, 2000
                                                     -----------     -------------     --------------       -------------
         Numerator:
         Numerator for basic and diluted
           Loss per share available
             to common stockholders                 $ 1,950,929        $(1,206,347)        $ 2,546,823        $  (769,120)
                                                    -----------        -----------         -----------        -----------

         Denominator:
           Denominator for basic loss per
             share-weighted-average shares            5,430,340          5,811,252           5,884,951          5,811,252
           Effect of dilutive securities:
             Common stock options                       288,244            330,748             288,244            330,748
                                                    -----------        -----------         -----------        -----------


           Denominator for diluted loss per
             share-adjusted weighted average
             shares and assumed conversions           5,718,584          6,142,000           6,173,195          6,142,000
                                                    -----------        -----------         -----------        -----------

         Basic net loss per common share            $      0.36        $     (0.21)        $      0.43        $     (0.13)
                                                    -----------        -----------         -----------        -----------

         Diluted net loss per common share          $      0.34        $     (0.20)        $      0.41        $     (0.13)
                                                    -----------        -----------         -----------        -----------

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        (Information as of June 30, 2000 and for the six and three month periods ended June 30, 1999 and 2000 are unaudited)


NOTE 11 - NET INCOME (LOSS) PER COMMON SHARE (CONT'D)

         Net loss per common share is calculated by dividing the net loss by the weighted-average shares of common stock and common stock equivalents outstanding during the period. Excluded from the computation of net loss per common share - diluted at June 30, 1999 and 2000, were outstanding options of 859,475 and 1,679,475, and warrants to purchase 1,816,241 and 1,816,241 shares of common stock respectively, at exercise prices ranging from $2.50 to $6.50, because to do so would be anti-dilutive.

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

                             Future
                            Minimum
                             Rental
               Year        Payments
               ----        --------

               2000        $128,000
               2001          54,000
               2002          36,000
               2003          19,000

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
                                                          ======



NOTE 15 - REFUNDABLE DEPOSIT

                  On May 2, 2000 the Company executed a letter of intent with Dri-Kleen, Inc. d/b/a Enviro-Tech International
                  (Enviro-Tech). Pursuant to the letter of intent a refundable deposit of $400,000 has been paid to Enviro-Tech, a multi-level marketing company, for the purchase of it's network sales and marketing division for the United States and Canada for all current products. An additional refundable deposit of $850,000 was paid at the time of signing. The market will be extended worldwide for any new products developed by Enviro-Tech.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        (Information as of June 30, 2000 and for the six and three month periods ended June 30, 1999 and 2000 are unaudited)


NOTE 16 - SUBSEQUENT EVENT


          On July 21, 2000 the Company and Enviro-Tech entered into and closed a revised agreement for the sale and purchase of assets. The revised agreement provides that, in addition to purchasing the Distribution Network, the Company will acquire all of Enviro-Tech's inventory of Dri-Wash n' Guard, nutritional supplement products and its 45,000 square foot factory, warehouse, and distribution center in Elbow Lake, Minnesota. The consideration for the purchase was changed to $1,900,000 in cash (the balance of which was paid upon execution of the revised agreement), 2,500,000 shares of the Company's common stock, a ninety-day interest-free note and assumption of almost $1,000,000 in various Enviro-Tech debts. The Company paid $120,000 and issued 100,000 shares of common stock as a finder's fee. In addition the Company and Enviro-Tech signed a long-term supply agreement with respect to the Dri-Wash n' Guard line of waterless car and home cleaning products. The Company took control of the assets on July 24, 2000.


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

          During the first five contract years, (the Royalty period) The Company has agreed to pay a royalty to Enviro-Tech equal to 20% of the purchase price paid for the formulae (the Royalty fee). The minimum guaranteed Royalty Fee (the Guaranteed Royalty Fee) for the first contact year is $286,000 and $300,000 for the succeeding four contract years. The Guaranteed Royalty Fee is due in monthly installments of no less than $20,000 and the minimum quarterly royalty fee is $61,000 for the first quarter and $75,000 for each following quarter. Interest on any monthly or quarterly royalty fee deficiency will accrue interest at an annualized rate of 12%

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        (Information as of June 30, 2000 and for the six and three month periods ended June 30, 1999 and 2000 are unaudited)


NOTE 16 - SUBSEQUENT EVENT

          Upon notification of a royalty fee payment delinquency the Company will have forty-five days to make payment. Should the Company fail to cure the delinquency within the forty-five day period, Enviro-Tech may at its sole discretion terminate the Company's right to exclusively distribute Enviro-Tech products in North America and the Caribbean Islands.

NOTE 17 - CASH BALANCES

          The Company maintains its cash balances at various financial institutions. The balances at these institutions are insured by the Federal Deposit Insurance Corporation up to $100, 000 per account. Uninsured balances as of December 31, 1999 and June 30, 2000 were approximately $160,200 and $0 respectively.

NOTE 18 - GOODWILL

          Goodwill is the total acquisition cost of Select Benefits Corporation (see Note 1, page 7).

NOTE 19 - OTHER RECEIVABLES

          Other receivables are as follows:

          Due from Pure Distributors' Inc.
             d/b/a Envion International-Note 1                       $ 15,444
          Due from Select Benefits Corporation - Note 1                   554
          Other                                                           443
                                                                     ---------

                                                                     $ 16,441
                                                                     =========

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        (Information as of June 30, 2000 and for the six and three month periods ended June 30, 1999 and 2000 are unaudited)


NOTE 20 - NOTES PAYABLE

          Notes payable consist of the following as of June 30, 2000:

          Promissory note payable, Pure Distributors, Inc.
          d/b/a Envion International, payable in 24 monthly
          installments of $31,250 principal only                                         $750,000

          Non-recourse note payable, Select Benefits, Inc. Monthly
          installments equal to 15% of sales from a select group of
          clients that pre-exisited the acquisition date (Note 1, page
          7) The note paydown is estimated
          at $60,000 per year.                                                             188,504
                                                                                         ---------

          Total notes payable                                                            $938,504

          Less: current portion                                                            435,000
                                                                                         ---------

           Non-current portion                                                           $503,504
                                                                                         ========

Item 2. Management's Discussion and Analysis or Plan of Operation.

         General

         Prior to the second quarter of this year, IMX was primarily engaged in the development of lines of health and beauty products that the company believes will offer superior benefits to consumers. The Mother 2 Be(R), Proctozone(TM), and Podiatrx(TM) lines were launched in the last five quarters. In July of this year, the Company completed its acquisition of the Enviro-Tech Distribution Network and acquired new product lines to join its earlier lines in direct distribution.

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

         The agreement also provided that, as of May 22, 2000, the Company would begin to operate the Distribution Network for its benefit and risk and at its expense. Net sales of $813,498, cost of goods of $329,700, and direct expenses of $332,000 attributable to the Company's operation of the Distribution Network are included in the Results of Operations for the quarter ended June 30, 2000.

         On July 21, 2000 the Company and Enviro-Tech entered into and closed Revised Agreement for Sale and Purchase of Assets. The Revised Agreement provides that, in addition to purchasing the Distribution Network, The Company will acquire all of Enviro-Tech's inventory of Dri Wash n' Guard(TM) and nutritional supplement products and its 45,000 square foot factory, warehouse, and distribution center in Elbow Lake, Minnesota. The consideration for the purchase was changed to $1,900,000 in cash (the balance of which was paid upon execution of the revised Agreement), 2,500,000 shares of the Company's common stock, a ninety-day note for $600,000, and the assumption of almost $1,000,000 in various Enviro-Tech debts. In addition, the Company and Enviro-Tech signed a long-term supply agreement with respect to the Dri Wash n' Guard(TM) line of waterless car and home cleaning products. The Supply Agreement requires the Company to purchase at least 60,000 gallons of Dri Wash n' Guard(TM) annually and pay a minimum annual royalty fee of $300,000. The Company took control of the assets on July 24, 2000.


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

         Results of Operations

         For the three months and six months ended June 30, 2000, restated consolidated net sales were approximately $1,294,000 and $1,525,000, as compared to $50,000 and $51,000, for the same periods ended June 30, 1999. This increase was primarily due to the sales as a result of the operation of Enviro-Tech distribution network after May 22, 2000.

         Gross profit margin for the three and six months ended June 30, 2000 was 66% compared to 56% for the same periods ended June 30, 1999. This result is due to increased profit margins in general of the new product lines carried by Enviro-Tech.

         Selling expenses were approximately $892,000 and $1,284,000 for the three and six months ended June 30, 2000, as compared to $408,000 and $786,000 for the same periods ended June 30, 1999. This increase is attributed to expenses related to the acquisition of the Enviro-Tech distribution network.

         General and Administrative expenses were approximately $687,000 and $1,076,000 for the three and six months ended June 30, 2000, as compared to approximately $408,000 and $786,000 for the same periods ended June 30th, 1999. The increase is attributed to the increased payroll due to the acquisition of Enviro-Tech. Part of this increase is due to duplication of tasks, which will be reduced in the future as such duplication is eliminated.

         For the three months and six months ended June 30, 2000, the restated net loss from operations was approximately $(753,000) and $(1,436,000) for the periods ended June 30, 2000, as compared to $(777,000) and $(1,431,000) for the same periods ended June 30, 1999.



         Liquidity and Capital Resources

         At June 30, 2000, the Company's financial condition included working capital of approximately $1.9 million as compared to approximately $2.8 million at December 31, 1999. The Enviro-Tech distributorship was purchased for $1.9 million in cash. In addition, inventory of $750,000 was purchased from Envion.

         The Company anticipates having to secure a line of credit for the short and long-term to produce working capital for its operations. Cash on hand at August 17, 2000 is approximately $176,000. There is no assurance that the Company will have enough funds for its daily operations without securing a line of credit or other financing. There is no assurance that such a line of credit or other financing can be secured.

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

         On July 19, 2000, fourteen (14) sophisticated investors, including four
(4) members of management purchased an aggregate of 1,300,000 shares of Common Stock at the purchase price of $.38 per share, and the Company received $494,000 in proceeds. In the transaction, shares of common stock were sold to accredited investors, affiliates, consultants and employees, which was exempt from the registration requirements of Section 5 of the Securities Act under Section 4(2) of the Securities Act.


         In July 2000, as part of the consideration for the acquisition of the assets of Enviro-Tech, 2.5 million shares of restricted stock were issued to Enviro-Tech, of which 100,000 were assigned to one company as a finder's fee for the transaction. In addition, 100,000 shares of restricted common stock were issued to the same company. Further, the same company received an additional finder's fee of $240,000. In the transaction, the purchasers of the shares of common stock represented that the shares were being acquired for investment and not for distribution, which was exempt from the registration requirements of
Section 5 of the Securities Act under Section 4(2) of the Securities Act.


Item 6.  Exhibits and Reports on Form 8-K


         (b) Reports on Form 8-K (reporting items 2 and 7) and 8-KA (reporting items 2 and 7) were filed on June 1, 2000 and July 28, 2000, respectively.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed in its behalf by the undersigned thereunto duly authorized on the 8th day of September 2000.

IMX PHARMACEUTICALS, INC

By: /s/ Leonard F. Kaplan
    ------------------------------------------
    Leonard F. Kaplan, Chief Financial Officer