Form 10QSB
period 2000-09-30
IMX PHARMACEUTICALS INC
filed 2001-10-25
CIK 1051059

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(Mark One)

/X/ Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.

/ / Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ______________________ to _________.

                          Commission File No. 000-30294
                                              ---------

                            IMX PHARMACEUTICALS, INC.
                -------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

            Utah                                       87-0394290
-------------------------------          --------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

1900 Corporate Boulevard, Suite 400 E, Boca Raton, Florida             33431
----------------------------------------------------------          ------------
(Address of Principal Executive Offices)                             (Zip Code)

561.998.5660
-------------------------------------------------------------------------------
(Issuer's Telephone Number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes / / No /X/

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         At September 30, 2001 there were 8,132,076 shares of common stock, par value $.001 per share outstanding.

         Transitional Small Business Disclosure Format (check one):
Yes / /  No /X/

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                                      INDEX
 Page
Number
------
                         Part I.     Financial Information

         Item 1.  Financial Statements

1-2 Consolidated Balance Sheets as of December 31, 2000 (audited) and June 30, 2001 (unaudited)

3 Consolidated Statements of Operations for the Six Months Ended June 30, 2001 (unaudited) and June 30, 2000 (unaudited) and Three Months Ended June 30, 2001 (unaudited) and June 30, 2000(unaudited)

4                 Consolidated Statements of Changes In Stockholders' Equity

5 Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 (unaudited) and June 30, 2000 (unaudited) and Three Months Ended June 30, 2001 (unaudited) and June 30, 2000 (unaudited)

6-34              Notes to Consolidated Financial Statements (unaudited)

         Item 2.  Management's Discussion and Analysis or Plan of Operation

35-38             Text

                           Part II.         Other Information

39                Item 2(c). Recent Sales of Unregistered Securities

39                Item 6. Exhibits and Reports on Form 8-K.

                            IMX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                     (Unaudited)     (Audited)
                                                    September 30,   December 31,
                                                        2000            1999
                                                    -------------   ------------

                                     ASSETS

CURRENT ASSETS:

  Cash and cash equivalents                           $   14,051     $2,497,791
  Securities available for sale                            5,541         30,463
  Accounts receivable (net of allowance for
    doubtful accounts of  $4,235 and $27,495)             51,809        110,525
  Other receivables                                      596,860              0
  Loan receivable - related party                              0         31,153
  Inventories                                          2,072,009        557,593
  Vendor deposits                                        145,000         50,000
  Prepaid expenses and other                              65,984         46,731
                                                      ----------     ----------

Total Current Assets                                   2,951,254      3,324,256
                                                      ----------     ----------

PROPERTY AND EQUIPMENT:

  Property and equipment (net of accumulated
    depreciation of $250,734 and $179,216)             1,940,754        105,913
                                                      ----------     ----------

OTHER ASSETS:

  Goodwill                                             3,524,147              0
  Deposits and other                                      40,615         67,646
                                                      ----------     ----------

Total Other Assets                                     3,564,762         67,646
                                                      ----------     ----------

TOTAL ASSETS                                          $8,456,770     $3,497,815
                                                      ==========     ==========

See accompanying notes to the consolidated financial statements.

                            IMX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                     (Unaudited)     (Audited)
                                                    September 30,   December 31,
                                                        2000            1999
                                                    -------------   ------------

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable                                    $  972,751     $  436,398
  Accrued expenses and other current
    liabilities                                          340,842         49,700
  Stock recission payable                                488,300
  Loans payable                                           53,500
  Notes payable, current portion                       1,825,823              0
  Capital lease payable, current portion                                  2,896
                                                      ----------     ----------

Total Current Liabilities                              3,681,216        488,994
                                                      ----------     ----------

LONG-TERM LIABILITIES:

  Notes payable, non-current portion                   1,086,359              0
  Capital lease payable, non-current portion                   0          4,896
                                                      ----------     ----------

Total Long Term Liabilities                            1,086,359          4,896
                                                      ----------     ----------

TOTAL LIABILITIES                                      4,767,575        493,890

STOCKHOLDERS'  EQUITY:

  Common stock, $.001 par value, 50,000,000
    shares authorized, 12,898,522 and 9,634,707
    shares issued, 8,132,076 and 5,802,461 shares
    outstanding                                           12,898          9,635
  Additional paid-in capital                          10,495,487      7,943,050
  Retained earnings (deficit)                         (6,220,704)    (4,348,955)
  Treasury stock, at cost - 4,766,446 and
    3,832,246 shares                                    (578,054)      (578,054)
  Accumulated other comprehensive loss                   (20,432)       (21,751)
                                                      ----------     ----------

Total Stockholders' Equity                             3,689,195      3,003,925
                                                      ----------     ----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                  $8,456,770     $3,497,815
                                                      ==========     ==========

See accompanying notes to consolidated financial statements.

                            IMX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
     ---------------------------------------------------------------------

                                                         (Unaudited)                   (Unaudited)
                                                      Nine Monts Ended                Three Months
                                                        September 30,                 September 30,
                                                     2000           1999           2000           1999
                                                 -----------    -----------    -----------    -----------
NET SALES                                        $ 3,660,017    $   202,842    $ 2,134,706    $   152,124

COST OF SALES                                      1,956,883         70,965      1,435,911         48,600
                                                 -----------    -----------    -----------    -----------

GROSS PROFIT                                       1,703,134        131,877        698,795        103,524
                                                 -----------    -----------    -----------    -----------

OPERATING EXPENSES:

  Selling                                          1,416,160        819,698        132,179        332,902
  Advertising                                         60,107        162,838         11,975         46,300
  General and administrative                       2,020,475      1,265,770        944,176        480,173
  Supply agreement impairement loss                        0         44,598              0          1,250
  Depreciation and amortization                       71,518         38,954         39,635         11,750
                                                 -----------    -----------    -----------    -----------

Total Operating Expenses                           3,568,260      2,331,858      1,127,965        872,375
                                                 -----------    -----------    -----------    -----------

LOSS FROM OPERATIONS                              (1,865,126)    (2,199,981)      (429,170)      (768,851)
                                                 -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSES):
  Equity in loss of unconsolidated
     subsidiary                                            0        (12,887)             0              0
  Medicis inventory recovery gain (loss)                   0             --       (180,162)             0
  Gain on sale of investment in unconsolidated             0             --              0              0
    subsidiary                                             0      3,357,734              0          1,729
  Other                                               (6,623)       155,579        (56,070)        73,238
                                                 -----------    -----------    -----------    -----------

Total Other Income ( Expenses)                             0      3,500,426       (236,232)        74,967
                                                 -----------    -----------    -----------    -----------

Income (Loss) before income taxes                 (1,871,749)     1,300,445       (665,402)      (693,884)

Provision for Income Taxes                                 0              0              0              0
                                                 -----------    -----------    -----------    -----------

Net Income (loss)                                 (1,871,749)     1,300,445       (665,402)      (693,884)

Dividend on preferred stock                                0        (43,400)             0              0
                                                 -----------    -----------    -----------    -----------

Net loss available to
  common stockholders                            $(1,871,749)   $ 1,257,045    $  (665,402)   $  (693,884)
                                                 ===========    ===========    ===========    ===========

=========================================================================================================
Weighted average number of shares of
  common stock outstanding:
    Basic                                          6,118,938      5,281,948      8,417,078      5,932,544
    Diluted                                        6,118,938      5,612,696      8,417,078      5,932,554

=========================================================================================================
Net loss per common share:
    Basic                                        $     (0.31)   $      0.24    $     (0.08)   $     (0.12)
    Diluted                                      $     (0.31)   $      0.22    $     (0.08)   $     (0.12)
=========================================================================================================

See accompanying notes to the consolidated financial statements.

                            IMX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                         CHANGES IN STOCKHOLDERS' EQUITY
                         -------------------------------

                                                           PREFFERED STOCK             COMMON STOCK
                                                         -------------------   ----------------------------     ADDITIONAL
                                                           NUMBER                  NUMBER                         PAID-IN
                                                         OF SHARES    AMOUNT     OF SHARES        AMOUNT          CAPITAL
                                                         ---------   -------   ------------    ------------    ------------
Balance - December 31, 1998                                 86,424   $    86      8,728,108    $      8,728    $  7,780,988

Comprehensive Income:
  Net income
  Change in other comprehensive income

Total comprehensive income
Preferred stock dividend declared                            1,736         2                                         43,398
Compensation - fair value of common
  stock options issued to non-employees                                                                              44,483
Conversion of preferred stock to
  common stock                                             (88,160)      (88)       881,600             882            (794)
Exercise of common stock options                                                      5,000               5           4,995
Transfer of redeemed common stock to
  treasury stock                                                                     19,999              20          69,980
Conversion of loan receivable to
  treasury stock
Purchase of treasury stock
                                                         ---------   -------   ------------    ------------    ------------

Balance - December 31, 1999                                      0         0      9,634,707           9,635       7,943,050

Issuance of common stock for
 acquisition of  Select Benefits, Inc.                                              100,000             100          74,900

Issuance of common stock for
 acquisition of  Dri-Kleen, Inc. Distribution network,
 inventory of finished goods and materials and
 manufacturing facility in Elbow Lake, Minnesota                                  2,500,000           2,500       1,872,500

Issuance of common stock to VoyagerIT.com                                           500,000             500         499,500

Issuance of common stock to Shulman & Associates                                    100,000             100          99,900

Meyer Zall Laboratories Ltd. return of stock in exchange of release of certain license agreements

Return to authorized

Prior period correction of prefered stock conversion                                 48,815              48             (48)

Net proceeds from sale of common stock                                            1,300,000           1,300         492,700

Recission of stock purchase                                                      (1,285,000)         (1,285)       (487,015)
                                                         ---------   -------   ------------    ------------    ------------

                                                                 0         0     12,898,522          12,898      10,495,487

Comprehensive Income:
  Net income (loss)
  Change in other comprehensive income
Total comprehensive income
                                                         ---------   -------   ------------    ------------    ------------

Balance - September 30, 2000                                     0   $     0     12,898,522    $     12,898    $ 10,495,487
                                                         =========   =======   ============    ============    ============

                                                                             TREASURY STOCK         ACCUMULATED
                                                                         ----------------------        OTHER            TOTAL
                                                                         NUMBER OF                 COMPREHENSIVE     STOCKHOLDERS'
                                                           (DEFICIT)       SHARES      AMOUNT          INCOME           EQUITY
                                                         ------------    ---------   ----------    --------------    ------------
Balance - December 31, 1998                              $ (4,883,487)   3,724,757   $ (357,657)   $       11,000    $  2,559,658

Comprehensive Income:
  Net income                                                  577,932                                                     577,932
  Change in other comprehensive income                                                                    (32,751)        (32,751)
                                                                                                                     ------------
Total comprehensive income                                                                                                545,181
Preferred stock dividend declared                             (43,400)                                                          0
Compensation - fair value of common
  stock options issued to non-employees                                                                                    44,483
Conversion of preferred stock to
  common stock                                                                                                                  0
Exercise of common stock options                                                                                            5,000
Transfer of redeemed common stock to
  treasury stock                                                            19,999      (70,000)                                0
Conversion of loan receivable to
  treasury stock                                                            76,000     (125,400)                         (125,400)
Purchase of treasury stock                                                  11,490      (24,997)                          (24,997)
                                                         ------------    ---------   ----------    --------------    ------------

Balance - December 31, 1999                                (4,348,955)   3,832,246     (578,054)          (21,751)      3,003,925

Issuance of common stock for
 acquisition of  Select Benefits, Inc.                                                                                     75,000

Issuance of common stock for
 acquisition of  Dri-Kleen, Inc. Distribution network,
 inventory of finished goods and materials and
 manufacturing facility in Elbow Lake, Minnesota                                                                        1,875,000

Issuance of common stock to VoyagerIT.com                                                                                 500,000

Issuance of common stock to Shulman & Associates                                                                          100,000

Meyer Zall Laboratories Ltd. return of stock
  in exchange of release of certain license agreements                     734,000                                              0

Return to authorized                                                       200,200

Prior period correction of prefered stock conversion                                                                            0

Net proceeds from sale of common stock                                                                                    494,000

Recission of stock purchase                                                                                              (488,300)
                                                         ------------    ---------   ----------    --------------    ------------

                                                           (4,348,955)   4,766,446     (578,054)          (21,751)      5,559,625

Comprehensive Income:
  Net income (loss)                                        (1,871,749)                                                 (1,871,749)
  Change in other comprehensive income                                                                      1,319           1,319
Total comprehensive income
                                                         ------------    ---------   ----------    --------------    ------------

Balance - September 30, 2000                             $ (6,220,704)   4,766,446   $ (578,054)   $      (20,432)   $  3,689,195
                                                         ============    =========   ==========    ==============    ============

See accompanying notes to the consolidated financial statements.

               IMX PHARMACEUTICALS, INC.

                   AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         (Unaudited)         (Unaudited)
                                                                      Nine Months Ended   Nine Months Ended
                                                                         September 30,       September 30,
                                                                             2000                1999
                                                                      -----------------   -----------------
OPERATING ACTIVITIES:

  Net income (loss)                                                      $(1,871,749)        $ 1,300,445
  Adjustments to reconcile  net loss
    to net cash used provided by operating activities:
    Depreciation and amortization                                             71,518              38,954
    Provision for doubtful accounts                                          (23,260)            (13,647)
    Deferred  income tax                                                          --             (25,000)
    Compensation, fair value of stock, stock options and warrents                  0                   0
    Equity in loss off unconsolidated subsidiary                                   0              42,456
    Accretion of investment in unconsolidated subsidiary                           0              12,887
    Gain on sale of investment in unconsolidated subsidiary                        0          (3,357,734)
    Impairement loss on suply and licensing agreements                             0              44,598
      (Increase) decrease in accounts receivable                              81,976              43,310
      Decrease (increase) in inventories                                  (1,514,416)           (351,372)
      (Increase) in prepaid expenses                                         (19,253)           (104,743)
      Decrease (increase) in  deposits                                       (67,969)             51,097
      Decrease (increase) in  other assets                                  (596,865)                  0
      (Decrease) increase in stock recission payable                         488,300                   0
      (Decrease) increase in accounts payable
         and accrued expenses                                                833,200             207,247
                                                                         -----------         -----------

Net cash used by operating activities                                     (2,618,518)         (2,111,502)
                                                                         -----------         -----------

Investing Activities:

  Purchase of furniture and equipment                                     (1,906,359)            (57,905)
  Loan repayment from (advance to) related party                              31,153                   0
  Goodwill purchased                                                      (3,524,147)                  0
  Sale of securities                                                               0                   0
  Proceeds from sale of investement in unconsolidated subsidiary                   0           3,189,281
  Decrease in investment in securities                                        19,619                   0
  Decrease in investment in and advances to                                        0                   0
    unconsolidated subsidiary                                                      0                   0
                                                                         -----------         -----------

Net cash (used) provided by investing activities                          (5,379,734)          3,131,376
                                                                         -----------         -----------

Financing Activities:

  Net proceeds  (repayments) of notes payable                              2,957,890                   0
  Proceeds from sale of common stock                                         277,250                   0
  Purchase of securities available for sale                                        0             (52,214)
  Proceeds from sale of securities available for sale                          6,622                   0
  Stock issuance to purchase goodwill                                              0                   0
  Proceeds from maturity of securities                                             0           1,678,200
  Proceeds from exercise of common stock options                           2,272,750               5,000
  Purchase of treasury stock                                                       0                   0
                                                                         -----------         -----------

Net cash (used) provided by financing activities                           5,514,512           1,630,986
                                                                         -----------         -----------

Net increase (decrease) in cash and cash equivalents                      (2,483,740)          2,650,860

Cash and cash equivalents - beginning of  period                           2,497,791             623,860
                                                                         -----------         -----------

Cash and cash equivalents - end of period                                $    14,051         $ 3,274,720
                                                                         ===========         ===========

===========================================================================================================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

  Cash paid for interest                                                 $  7,843.00         $    12,405
  Cash paid for income taxes                                                       0         $    19,264

===========================================================================================================

SUPPLEMENTAL SCHEDULE OF NON CASH ACTIVITIES

  Dividends on preferred stock:
  Preferred stock issued in lieu of cash for dividends payable
    on preferred stock                                                   $         0         $    43,400
  Conversion of preferred stock to common stock                          $         0         $        --

===========================================================================================================

                                                                         (Unaudited)          (Unaudited)
                                                                      Three Months Ended  Three Months Ended
                                                                         September 30,       September 30,
                                                                             2000                1999
                                                                      ------------------  ------------------
OPERATING ACTIVITIES:

  Net income (loss)                                                         (665,402)           (693,884)
  Adjustments to reconcile  net loss
    to net cash used provided by operating activities:
    Depreciation and amortization                                             40,312              11,750
    Provision for doubtful accounts                                            1,064                   0
    Deferred  income tax                                                           0
    Compensation, fair value of stock, stock options and warrents                  0             (46,308)
    Equity in loss off unconsolidated subsidiary                                   0            (124,882)
    Accretion of investment in unconsolidated subsidiary                           0             110,627
    Gain on sale of investment in unconsolidated subsidiary                        0              (1,729)
    Impairement loss on suply and licensing agreements                             0               1,250
      (Increase) decrease in accounts receivable                              27,209             (62,141)
      Decrease (increase) in inventories                                    (708,001)            (18,117)
      (Increase) in prepaid expenses                                         (18,747)            (74,118)
      Decrease (increase) in  deposits                                     1,252,031              25,323
      Decrease (increase) in  other assets                                  (551,865)                  0
      (Decrease) increase in stock recission payable                         488,300                   0
      (Decrease) increase in accounts payable
         and accrued expenses                                                567,762              61,797
                                                                         -----------         -----------

Net cash used by operating activities                                        432,663            (810,432)
                                                                         -----------         -----------

Investing Activities:

  Purchase of furniture and equipment                                     (1,821,096)            (27,731)
  Loan repayment from (advance to) related party                              30,125                   0
  Goodwill purchased                                                      (3,259,844)                  0
  Sale of securities                                                          (2,194)                  0
  Proceeds from sale of investement in unconsolidated subsidiary                   0           3,189,281
  Decrease in investment in securities                                        10,889                   0
  Decrease in investment in and advances to                                        0                   0
    unconsolidated subsidiary                                                      0                   0
                                                                         -----------         -----------

Net cash (used) provided by investing activities                          (5,042,120)          3,161,550
                                                                         -----------         -----------

Financing Activities:

  Net proceeds  (repayments) of notes payable                              2,019,386                   0
  Proceeds from sale of common stock                                         277,250
  Purchase of securities available for sale                                        0             (27,214)
  Proceeds from sale of securities available for sale                          6,622                   0
  Stock issuance to purchase goodwill                                        (75,000)                  0
  Proceeds from maturity of securities                                             0                   0
  Proceeds from exercise of common stock options                           2,272,750               5,000
  Purchase of treasury stock                                                       0                   0
                                                                         -----------         -----------

Net cash (used) provided by financing activities                           4,501,008             (22,214)
                                                                         -----------         -----------

Net increase (decrease) in cash and cash equivalents                        (108,449)          2,328,904

Cash and cash equivalents - beginning of  period                             122,500             945,816
                                                                         -----------         -----------

Cash and cash equivalents - end of period                                $    14,051         $ 3,274,720
                                                                         ===========         ===========

========================================================================================================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

  Cash paid for interest                                                 $    166.00         $    12,218
  Cash paid for income taxes                                             $        --         $        --

========================================================================================================

SUPPLEMENTAL SCHEDULE OF NON CASH ACTIVITIES

  Dividends on preferred stock:
  Preferred stock issued in lieu of cash for dividends payable
    on preferred stock                                                   $        --         $        --
  Conversion of preferred stock to common stock                          $        --         $        --

========================================================================================================

See accompanying notes to consolidated financial statements.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (Information as of September 30, 2000 and for the nine and three month periods ended September 30, 1999 and 2000 are unaudited)
     ----------------------------------------------------------------------

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

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (Information as of September 30, 2000 and for the nine and three month periods ended September 30, 1999 and 2000 are unaudited)
     ----------------------------------------------------------------------

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

            The consolidated statement of operations for the nine and three months ended September 30, 2000 include sales of $2,600,751, cost of goods sold of $530,138 and direct expenses of $1,272,974 relating to the sale of Envion products

            On June 15, 2000 the Company purchased all the stock of Select Benefits Corporation for a three-year note in the amount of $189,510 and 100,000 shares of its common stock. Select Benefits has now changed its name to IMX Select Benefits Corporation. Select Benefits provides discount health care memberships that provide discounts of 10% to 60% for prescription drugs, vision care, dentistry, chiropractic, hearing and other health related benefits. Sales and expenses in connection with Select Benefits during the nine and three months ended September 30, 2000 were not material.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (Information as of September 30, 2000 and for the nine and three month periods ended September 30, 1999 and 2000 are unaudited)
     ----------------------------------------------------------------------

NOTE 1 -    NATURE OF BUSINESS (CONT'D)

            On July 21, 2000 the Company and Enviro-Tech signed a revised agreement for the sale and purchase of assets. The revised agreement provided that, in addition to purchasing the Distribution Network, the Company would acquire all of Enviro-Tech's inventory of Dri-Wash n' Guard, nutritional supplement products and its 45,000 square foot factory, warehouse, and distribution center in Elbow Lake, Minnesota. The consideration for the purchase was changed to $1,900,000 in cash (the balance of which was paid upon execution of the revised agreement), 2,500,000 shares of the Company's common stock, a ninety-day interest-free note and assumption of almost $1,000,000 in various Enviro-Tech debts. In addition the Company and Enviro-Tech signed a long-term supply agreement with respect to the Dri-Wash n' Guard line of waterless car and home cleaning products. The Company took control of the assets on July 24, 2000.

            The Company assumed responsibility for (i) all payments to the first and second mortgage holders of the Las Vegas property owned by Enviro-Tech which was pending foreclosure and (ii) all operating expenses of the Las Vegas property. The Company's responsibility for items (i) and (ii), collectively, the "Las Vegas Expenses" commenced at the closing date and terminated after four months or until the Company had expended $100,000, whichever occured first. The Company was to be reimbursed for all amounts paid for the Las Vegas Expenses from the proceeds of the Sale of the Las Vegas property after all the obligations of the first and second trust deed notes were satisfied.

            During the first five contract years, (the Royalty period) The Company had agreed to pay a royalty to Enviro-Tech equal to 20% of the purchase price paid for the formula (the Royalty fee). The minimum guaranteed Royalty Fee (the Guaranteed Royalty Fee) for the first contract year is $286,000 and $300,000 for the succeeding four contract years. The Guaranteed Royalty Fee is due in monthly installments of no less than $20,000 and the minimum quarterly royalty fee is $61,000 for the first quarter and $75,000 for each following quarter. Interest on any monthly or quarterly royalty fee deficiency was to accrue interest at an annualized rate of 12%

            Upon notification of a royalty fee payment delinquency the Company would have had forty-five days to make payment. Should the Company fail to cure the delinquency within the forty-five day period, Enviro-Tech may at its sole

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (Information as of September 30, 2000 and for the nine and three month periods ended September 30, 1999 and 2000 are unaudited)
     ----------------------------------------------------------------------

NOTE 1 -    NATURE OF BUSINESS (CONT'D)

            discretion terminate the Company's right to exclusively distribute Enviro-Tech products in North America and the Caribbean Islands.

NOTE 2 -    SUBSEQUENT EVENT

            The numerous acquisitions described above required the Company to raise approximately $1,500,000 in asset based financing to achieve the results aspired by its business plan. The Company was not able to obtain the financing. The Company experienced delays in consolidating its operations in Boca Raton, Florida and Elbow Lake, Minnesota, resulting in expenses that exceeded its current revenues. Consequently, the Company's cash flow generated was insufficient to sustain operations and pay its creditors. Accordingly, the Company decided to file a chapter 11 bankruptcy petition for the Company and IMX-ETI Life Partners' Inc. on November 20, 2000 (the "Petition Date").

            On December 27, 2000 the bankruptcy court entered an order authorizing the joint administration of IMX Pharmaceuticals, Inc. (the parent) and IMX-ETI's respective bankruptcy cases. The other subsidiaries Sarah J, Proctozone, Podiatrix and Select Benefits are not a party to the bankruptcy proceedings.

            Post-petition, The Company has derived revenues from its subsidiaries through the sale of their respective products. The Company continues to operate as a debtor in possession. On March 16, 2001 the Company and IMX-ETI filed a Motion to Extend the Exclusivity Period for filing a Plan and the periods to Solicit Exceptances of Plan ("the Exclusivity Motion"). On April 4, 2001 the court entered an Order granting the Exclusivity Motion and extended the time within which the Company had exclusive rights to file a plan for an additional thirty (30) days there from and extended the period for solicitation of acceptances for an additional sixty (60) days.

            Subsequent to the filing of the bankruptcy case it became evident that the Company could not sustain itself as an entity to assist in the operation of the subsidiaries respective businesses- the sole source of its revenues. The Company sought offers for recapitalization of the business and each of the subsidiaries' businesses by third parties. The Company received two expressions of interest,

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (Information as of September 30, 2000 and for the nine and three month periods ended September 30, 1999 and 2000 are unaudited)
     ----------------------------------------------------------------------

NOTE 2 -    SUBSEQUENT EVENT (CONT'D)

            only one of which, in the opinion of the Company's management was substantial. The appeal to the two parties who expressed an interest in investing in the Company was based primarily on its status as a public company. Consequently, there is no value in the assets of the Company to provide a return to unsecured creditors and if the Company were liquidated, after payments are made to the secured creditors and priority and administrative creditors, there would be no property available for distribution to unsecured creditors. In the opinion of management, the only substantial offer was received from Cater Barnard, plc ("Cater Barnard"). Management determined that the value to be invested in the Company is substantially in excess of the Company's value as a going concern or on a liquidation basis. The Company has filed a plan of reorganization with the United States Bankruptcy Court, Southern District of Florida dated May 23, 2001 pursuant to section 1125 of Title 11 of the United States Code. (The "Bankruptcy code"). The plan is currently pending approval of the United States Bankruptcy Court.

            On July 8, 2000, 1,300,000 shares of common stock were issued to approximately thirteen (13) individuals at $.38 per share. Based upon the subsequent discovery of materially erroneous information concerning the volume of sales, the issuance of the stock was rescinded on November 5, 2000, by the Company's board of directors for six (6) of the individuals holding 450,638 shares of common stock. The Company lacked the funds to pay the individuals affected and therefore the liabilities created by the rescission was recorded as stock rescission payable. Subsequent to the Petition Date, The Company's board of directors resolved to rescind the issuance of the balance of 849,362 shares of common stock and the schedules will be amended to reflect these individuals and entity as unsecured creditors. One individual who was issued 15,000 shares elected to not participate in the rescission.

            Inventories

            During the fourth quarter of 2000, the Company significantly reduced its production and marketing efforts in connection with several of its products. This decision was based on the projected continued loss of market share for these products and the inability to deliver product on a timely basis. All of the IMX & IMX-ETI Life Partners Inc. inventory was not in physical control of The

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (Information as of September 30, 2000 and for the nine and three month periods ended September 30, 1999 and 2000 are unaudited)
     ----------------------------------------------------------------------

NOTE 2 -    SUBSEQUENT EVENT (CONT'D)

            Company. Management does not have sufficient resources to pursue control of this inventory and has abandoned it. The value of the inventories of Sarah J, Proctozone, and Podiatrx have been significantly reduced due to The Company's diminished capability to market and distribute its products. Management has reduced these inventories to their estimated liquidation value. Accordingly at December 31, 2000 the inventories listed below have been written down to their estimated net realizable value and results of operations for 2000 include a corresponding charge of $ 2,090,484.

                                                                          Estimated             Loss on
                                                    Carrying           Net Realizable        Write down of
            Company                                   Value                Value               Inventory
            ------------------------------         ----------          --------------        -------------
            IMX Pharmaceuticals, Inc.              $   18,295            $       --            $   18,295
            IMX-ETI Life Partners, Inc.             1,528,289                    --             1,528,289
                                                   ----------            ----------            ----------

            Reorganization items                   $1,546,584            $       --            $1,546,584
                                                   ==========            ==========            ==========

            Sarah J. Inc.                             453,992               100,000               353,992
            Proctozone, Inc.                           80,390                 5,000                75,390
            Podiatrx, Inc.                            119,518                 5,000               114,518
            Select Benefits Inc.                           --                    --
                                                   ----------            ----------            ----------

                                                   $  653,900            $  110,000            $  543,900
                                                   ==========            ==========            ==========

            Fixed Assets and Other Assets

            During the fourth quarter 2000 the assets listed below were deemed to be impaired and written down to their fair market value. Fair value, which was determined by reference to the present value of the estimated future cash inflows of such assets, exceeded their carrying value by $ 893,735. An impairment loss of that amount has been charged to operations in the fourth quarter of 2000.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (Information as of September 30, 2000 and for the nine and three month periods ended September 30, 1999 and 2000 are unaudited)
     ----------------------------------------------------------------------

NOTE 2 -    SUBSEQUENT EVENTS (CONT'D)

                                                        MACHY AND   FURNITURE AND  LEASEHOLD                                OTHER
            COMPANY:                     Totals           EQUIP       FIXTURES    IMPROVEMENTS    LAND       BUILDING      ASSETS
                                      ------------    ------------  ------------- ------------  --------    ----------    ---------
            IMX PHARMACEUTICALS       $   296,071     $   219,937     $ 54,533      $ 21,601    $      0    $       0     $      0
            IMX-ETI                     1,818,157         780,862        7,114             0     150,000      850,000       30,181
            SARAH J                       125,072         106,688            0             0           0            0       18,384
            PROCTOZONE                          0               0            0             0           0            0            0
            PODIATRX                        8,319               0            0             0           0            0        8,319
            SELECT BENEFITS                     0               0            0             0           0            0            0
                                      -----------     -----------     --------      --------    --------    ---------     --------

            TOTALS                      2,247,619       1,107,487       61,647        21,601     150,000      850,000       56,884

            LESS: ACCUMULATED
                      DEPRECIATION       (363,875)       (268,353)     (35,292)      (18,314)          0       (9,989)     (31,927)
                                      -----------     -----------     --------      --------    --------    ---------     --------

            NET BOOK VALUE              1,883,744         839,134       26,355         3,287     150,000      840,011       24,957

            LESS: VALUATION
                       ALLOWANCE         (893,733)       (839,134)     (26,355)       (3,287)          0            0      (24,957)
                                      -----------     -----------     --------      --------    --------    ---------     --------

            NET RELIZABLE VALUE       $   990,011     $         0     $      0      $      0    $150,000    $ 840,011     $      0
                                      ===========     ===========     ========      ========    ========    =========     ========

            In the fourth quarter of 2000 Management has established valuation allowances for these assets based on the following circumstances:

                  Machinery, Equipment, Furniture and Fixtures

                        IMX and IMX-ETI:

                        These assets were not in the physical control of The Company. Management does not have sufficient resources to pursue control of these assets and therefore abandoned them.

                        Sarah J, Proctozone, Podiatrix:

                        These assets have been taken out of service and are expected to provide no further economic benefits.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (Information as of September 30, 2000 and for the nine and three month periods ended September 30, 1999 and 2000 are unaudited)
     ----------------------------------------------------------------------

NOTE 2 -    SUBSEQUENT EVENTS (CONT'D)

            Machinery, Equipment, Furniture and Fixtures (Cont'd)

                  Leasehold Improvements:

                        IMX

                        The Company abandoned its leasehold improvements upon been evicted from their corporate offices in Boca Raton, Florida.

                  Other Assets:

                        IMX and IMX-ETI

                        Other assets were composed of unamortized programming fees and licensing agreements. Due to The Company's diminished capability to market and distribute its products these assets are expected to provide no further economic benefits.

            Distribution network and related Goodwill

            During the fourth quarter of 2000, the Distribution network that was acquired in the purchase of IMX-ETI Life Partners, Inc. was deemed to be impaired. In addition goodwill with a carrying value of $ 1,226,637 which arose in connection with the acquisition of IMX-ETI Life Partners, Inc. has been written down to zero in the fourth quarter of 2000 .

NOTE 3 -    GOING CONCERN

            The company has incurred operating losses for each of the last three years ended December 31, 1997, 1998 and 1999 and the nine months ended September 30, 2000. The Company's current liabilities exceed its current assets by $729,962. These matters raise substantial doubt about the ability of the Company to continue as a going concern.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (Information as of September 30, 2000 and for the nine and three month periods ended September 30, 1999 and 2000 are unaudited)
     ----------------------------------------------------------------------

NOTE 3 -    GOING CONCERN (CONT'D)

            The Company's continuance will be dependent on the ability to restructure its operations to achieve profitability in the near term and its ability to raise sufficient debt or equity capital to fund continuing operations until such restructuring is completed.

NOTE 4 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Interim Financial Statements

            The accompanying unaudited consolidated financial statements as of September 30, 2000 and for the nine and three month periods ended September 30, 1999 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the nine and three-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (Information as of September 30, 2000 and for the nine and three month periods ended September 30, 1999 and 2000 are unaudited)
     ----------------------------------------------------------------------

NOTE 4 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

            Property and Equipment

            Property and equipment are recorded at cost. Depreciation and amortization are computed using methods that approximate the straight-line method over the assets' estimated useful lives.

            Revenue Recognition

            Sales are generally recorded upon the shipment of goods to customers.

            Production Development Costs

            Costs incurred for the development of new product lines are expensed as incurred, as specified by SOP 98-5 issued by the American Institute of Certified Public Accountants (Note 5).

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

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (Information as of September 30, 2000 and for the nine and three month periods ended September 30, 1999 and 2000 are unaudited)
     ----------------------------------------------------------------------

NOTE 4 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

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

            Convertible preferred stock, certain common stock options and common stock warrants were excluded from the computations of net loss per share for the nine and three month periods ended September 30, 1999 and 2000 because the effect of their inclusion would be anti-dilutive.

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

            Securities Available for Sale - the fair values are based on quoted market prices at the reporting date of those or similar investments (Note 6).

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (Information as of September 30, 2000 and for the nine and three month periods ended September 30, 1999 and 2000 are unaudited)
     ----------------------------------------------------------------------

NOTE 4 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

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

NOTE 5 -    RECENT ACCOUNTING

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

            In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company is required to adopt SFAS

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (Information as of September 30, 2000 and for the nine and three month periods ended September 30, 1999 and 2000 are unaudited)
     ----------------------------------------------------------------------

NOTE 5 -    RECENT ACCOUNTING (CONT'D)

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

NOTE 6-     SECURITIES AVAILABLE FOR SALE

            Securities available for sale consist of shares of common stock in Hydron Technologies, Inc. ("Hydron"). At December 31,1999 and September 30, 2000, the cost basis of $30,463 and $25,973 of the common stock in Hydron exceeded the market value by $21,751 and $20,432 respectively.

NOTE 7 -    INVENTORIES

            Inventories consisted of the following:

                                        September 30,    December 31,
                                        -------------    ------------
                                            2000             1999
                                        -------------    ------------

            Finished goods               $1,565,738       $  237,195
            Work-in-process                      --           16,969
            Packaging supplies              506,272          303,429
                                         ----------       ----------

            Total                        $2,072,010       $  557,593
                                         ==========       ==========

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (Information as of September 30, 2000 and for the nine and three month periods ended September 30, 1999 and 2000 are unaudited)
     ----------------------------------------------------------------------

NOTE 8 -    PROPERTY AND EQUIPMENT

            Property and equipment consisted of the following:

                                                    September 30,   December 31,
                                                    -------------   ------------
                                                         2000           1999
                                                    -------------   ------------

            Land and Building                       $ 1,000,000
            Computers and office equipment            1,088,649     $   193,997
            Furniture, fixtures and improvements        102,839          91,132
                                                    -----------     -----------

                                                      2,191,488         285,129
            Less: accumulated depreciation and
                         amortization                  (250,734)       (179,216)
                                                    -----------     -----------

            Property and equipment, net of
              accumulated depreciation              $ 1,940,754     $   105,913
                                                    ===========     ===========

NOTE 9-     INCOME TAXES

            The provision for income taxes in the consolidated statements of operations is as follows:

                                                   September 30,    December 31,
                                                   -------------    ------------
                                                       2000             1999
                                                   -------------    ------------

            Current:
              Federal                                 $    0           $    0
              State                                        0                0
                                                      ------           ------
                                                      $    0           $    0
                                                      ------           ------

            Deferred:
              Federal                                 $    0           $    0
              State                                        0                0
                                                      ------           ------
                                                      $    0           $    0
                                                      ------           ------

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (Information as of September 30, 2000 and for the nine and three month periods ended September 30, 1999 and 2000 are unaudited)
     ----------------------------------------------------------------------

NOTE 9-     INCOME TAXES (CONT'D)

            Applicable incomes taxes for financial reporting purposes differ from the amounts computed by applying the statutory federal and state income tax rates as follows:

                                                             September 30,   December 31,
                                                             -------------   ------------
                                                                 2000            1999
                                                             -------------   ------------
            Tax (benefit) at statutory rate                   $ 567,000       $ 185,800
            Increase (decrease) in tax
              resulting from:
            State income tax, net of federal tax benefit         97,000          31,500
            Other                                                     0               0
            Increase (decrease) in
              valuation allowance                              (664,000)       (217,300)
                                                              ---------       ---------

            Income taxes                                      $      --       $       0
                                                              =========       =========

            The approximate tax effects of temporary differences that give rise to the deferred tax assets and deferred tax (liabilities) are as follows:

                                                        September 30,     December 31,
                                                        -------------     ------------
                                                            2000              1999
                                                        -------------     ------------
            Fair value of common stock options and
              warrants                                  $        --       $   130,889
            Start-up costs                                       --           139,100
            Depreciation and amortization                        --           (71,700)
            Other                                                --            12,000
            Net operating loss carry forwards             1,212,800           641,700
                                                        -----------       -----------

                                                          1,212,800           851,989
            Less: valuation allowance                    (1,212,800)         (851,989)
                                                        -----------       -----------

            Total net deferred tax asset                $         0       $         0
                                                        ===========       ===========

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (Information as of September 30, 2000 and for the nine and three month periods ended September 30, 1999 and 2000 are unaudited)
     ----------------------------------------------------------------------

NOTE 9-     INCOME TAXES (CONT'D)

            At September 30, 2000, the Company had net operating loss carryforwards of approximately $3,472,000 for income tax purposes. Those losses are available for carryforward for periods ranging from fifteen to twenty years, and will expire beginning in 2011. Any future significant changes in ownership of the Company may limit the annual utilization of the tax net operating loss carryforwards.

NOTE 10 -   CAPITAL STOCK

            Common stock

            Common stock has one vote per share for the election of directors. All other matters are submitted to a vote of stockholders. Shares of common stock do not have cumulative voting, preemptive, redemption or conversion rights.

            At December 31, 1999 and September 30, 2000, the Company had reserved 3,538,216 and 864,641 shares of common stock respectively for issuance relating to unexpired options and warrants.

NOTE 11 -   STOCK OPTIONS

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

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (Information as of September 30, 2000 and for the nine and three month periods ended September 30, 1999 and 2000 are unaudited)
     ----------------------------------------------------------------------

NOTE 11 -   STOCK OPTIONS (CONT'D)

            A summary of the Company's stock option activity is as follows:

                                           Nine months ended               Year ended
                                           September 30, 2000           December 31, 1999
                                        ------------------------     -----------------------
                                                        Weighted                    Weighted
                                                        Average                     Average
                                                        Exercise                    Exercise
                                          Shares         Price         Shares        Price
            --------------------------------------------------------------------------------
            Options outstanding,
               beginning of period       1,485,000       $2.46       1,350,000       $2.71
            Granted                        400,000        1.00         234,500        1.73
            Exercised                            0          --          (5,000)       1.75
            Forfeited/canceled          (1,375,000)       2.59         (94,500)       4.31
            --------------------------------------------------------------------------------

            Outstanding at end of
              period                       510,000       $1.60       1,485,000       $2.46
            --------------------------------------------------------------------------------

            ================================================================================
            Exercisable at end of
              period                     1,560,100       $1.60       1,560,100       $2.55

            ================================================================================
            Weighted average fair
              market  value of
              options granted
              period                                     $  --                       $0.85
            ================================================================================

            A summary of the Company's fixed stock options outstanding is as follows:

                                             Weighted
                                             Average
                                            Remaining           Weighted                              Weighted
Range of                     Options       Contractual          Average           Options              Average
Exercise Price             Outstanding    Life in Years      Exercise Price       Exercisable      Exercise Price
-------------------------------------------------------------------------------------------------------------------
December 31, 1999
-------------------------------------------------------------------------------------------------------------------
    $0.75 - 0.99                20,000              9.75             $ 0.75            20,000               $ 0.75
    $1.00 - 3.00             1,175,500              7.24               1.64         1,021,750                 1.62
    $3.87 - 4.00               270,000              7.99               4.00           270,000                 4.00
    $4.78 - 6.50               256,475              7.56               5.03           248,350                 4.97
-------------------------------------------------------------------------------------------------------------------

    $0.75 - 6.50             1,721,975              7.43               2.49         1,560,100                 2.55
-------------------------------------------------------------------------------------------------------------------

September 30, 2000
-------------------------------------------------------------------------------------------------------------------
        $1.00                  300,000              5.76               1.00           300,000                 1.00
    $1.75 - 2.50               210,000              6.00               2.46           210,000                 2.46
-------------------------------------------------------------------------------------------------------------------

    $0.75 - 6.50               510,000              5.86               1.60           510,000                 1.60
-------------------------------------------------------------------------------------------------------------------

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (Information as of September 30, 2000 and for the nine and three month periods ended September 30, 1999 and 2000 are unaudited)
     ----------------------------------------------------------------------

NOTE 11 -   STOCK OPTIONS (CONT'D)

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

                                                        Nine Months           Nine Months
                                                    Ended September 30,   Ended September 30,
                                                    -------------------   -------------------
                                                           2000                  1999
                                                    -------------------   -------------------
            Net income (loss) applicable to
              common stockholders
               As reported                            $  (1,871,749)        $   1,257,045
               Pro forma                              $  (1,871,749)        $   1,018,933
            Income (loss) per share - basic
                As reported                           $       (0.31)        $        0.23
               Pro forma                              $       (0.31)        $        0.19
            Income (loss) per share - diluted
                As reported                           $       (0.31)        $        0.22
               Pro forma                              $       (0.31)        $        0.18

            Three executive officers of IMX Pharmaceuticals, Inc. received a total of 24,000 options to purchase shares of common stock of Medicis Corporation. In March of 2000 the executive officers assigned the beneficial ownership of these options to the Company. The options were granted in connection with the formation of The Exorex Company LLC. The options vest over a five-year period; twenty percent becoming vested each year. The exercise price is $24.67. Forty percent has been exercised. The remainder of the options are held by the officers as nominees for the benefit of IMX Pharmaceuticals, Inc.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (Information as of September 30, 2000 and for the nine and three month periods ended September 30, 1999 and 2000 are unaudited)
     ----------------------------------------------------------------------

NOTE 12-    STOCK WARRANTS

            In connection with a private placement offering of common stock, the Company issued 580,000 warrants, each redeemable for one share of common stock, at any time during a period of three years, commencing on July 9, 1996 for $5.00 per share. The warrants may be redeemed by the Company with 30 days prior notice at a price of ten cents per warrant at any time during the warrant exercise period, under certain conditions (as defined). During July 1999, the Company extended the exercise period one year to July 9, 2000.

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

            During July, 1997, in connection with an agreement with a financial advisor, the Company issued warrants to purchase 50,000 shares of common stock at $4.75

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (Information as of September 30, 2000 and for the nine and three month periods ended September 30, 1999 and 2000 are unaudited)
     ----------------------------------------------------------------------

NOTE 12-    STOCK WARRANTS (CONT'D)

            per share, exercisable prior to July 2002. The Company recorded approximately $67,000 as deferred consulting expense for the estimated fair value of the warrants, which is being amortized over the two year term of the agreement.

            In connection with notes payable issued during 1997, as of December 31, 1998, warrants to purchase 85,120 shares of common stock have been issued. Also, in connection with February, 1998 closing of the October, 1997 Private Placement, warrants to purchase 20,180 shares of common stock were issued to placement and selling agents. Each of the warrants mentioned above has an exercise price of $3.50 per share, and expires five years from the date of issuance. As of December 31, 1998 and 1999, no warrants have been exercised.

            The aggregate number of common shares reserved for issuance upon the exercise of warrants is 1,816,241 as of September 30, 2000. The expiration date and exercise prices of the outstanding warrants are as follows:

            Outstanding               Expiration       Exercise
               Warrants                     Date          Price
            -----------               ----------   ------------

               58,000                       2001   $       2.50
              132,863                       2002    1.75 - 4.75
              163,778                       2003    1.75 - 3.50
              -------

              354,641
              =======

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (Information as of September 30, 2000 and for the nine and three month periods ended September 30, 1999 and 2000 are unaudited)
     ----------------------------------------------------------------------

NOTE 13 -   NET INCOME (LOSS) PER COMMON SHARE

            The following table sets forth the computation of basic and diluted net loss per common share:

                                                    Nine months ended   Nine months ended   Three months ended  Three months ended
                                                    September 30, 2000  September 30, 1999  September 30, 2000  September 30, 1999
                                                    ------------------  ------------------  ------------------  ------------------
            Numerator:
            Numerator for basic and diluted
              Loss per share available
                to common stockholders                 $(1,871,749)        $ 1,257,045         $  (769,120)        $  (693,884)
                                                       -----------         -----------         -----------         -----------

            Denominator:
              Denominator for basic loss per
                share-weighted-average shares            6,118,938           5,281,948           5,811,252           5,281,948
              Effect of dilutive securities:
                Common stock options                            --             330,748             330,748             330,748
                                                       -----------         -----------         -----------         -----------

              Denominator for diluted loss per
                share-adjusted weighted average
                shares and assumed conversions           6,118,938           5,612,696           6,142,000           5,612,696
                                                       -----------         -----------         -----------         -----------

            Basic net loss per common share            $     (0.31)        $      0.24         $     (0.13)        $     (0.13)
                                                       -----------         -----------         -----------         -----------

            Diluted net loss per common share          $     (0.31)        $      0.22         $     (0.13)        $     (0.12)
                                                       -----------         -----------         -----------         -----------

            Net loss per common share is calculated by dividing the net loss by the weighted-average shares of common stock and common stock equivalents outstanding during the period. Excluded from the computation of net loss per common share - diluted at September 30, 1999 and 2000, were outstanding options of 859,475 and1,679,475, and warrants to purchase 1,816,241 and 1,816,241 shares of common stock respectively, at exercise prices ranging from $2.50 to $6.50, because to do so would be anti-dilutive.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (Information as of September 30, 2000 and for the nine and three month periods ended September 30, 1999 and 2000 are unaudited)
     ----------------------------------------------------------------------

NOTE 14 -   RELATED PARTY TRANSACTIONS

            During 1999, the Company made advances to Shalom Yall, a company affiliated to the President. The balance due the Company at December 31, 1999 and September 30, 2000, totaled $31,153 and $0, respectively.

            During 2000, the Company received advances from related parties. The balance due to these related parties as of September 30, 2000 was as follows:

                                           Loans        Notes
                  Relationship            Payable      Payable
                                          -------      -------

                  Officer                 $     0      $65,740
                  Officers                 53,500            0
                                          -------      -------

                                          $53,500      $65,740
                                          =======      =======

NOTE 15 -   COMMITMENTS AND CONTINGENCIES

            The Company leases its facilities and certain equipment under non-cancelable operating leases. The Company has a sublease agreement for certain facilities and equipment. The future minimum rental payments required under these operating leases that have initial or remaining non-cancelable lease terms in excess of one year, and the future minimum rental receipts required under non-cancelable sub-leases of September 30, 2000 are approximately as follows:

                                                        Future
                                                       Minimum
                                                        Rental
                        Year                           Payments
                        ----                           --------

                        2000                           $32,000
                        2001                            54,000
                        2002                            36,000
                        2003                            19,000

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (Information as of September 30, 2000 and for the nine and three month periods ended September 30, 1999 and 2000 are unaudited)
     ----------------------------------------------------------------------

NOTE 15 -   COMMITMENTS AND CONTINGENCIES (CONT'D)

            Total rent expense for all non-cancelable operating leases having a term of more than one year was approximately $15,000 and $5,000 for the nine month periods ended September 30, 1999 and 2000, respectively.

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

            Bioglan Pharma PLC and Bioglan Pharma, Inc.

            In November 1999, Bioglan Pharma PLC and Bioglan Pharma, Inc. (collectively, "Bioglan") commenced an arbitration action against the Company, Medicis and the LLC, in which Bioglan claims damages for breach of various contractual obligations arising out of the sale of the LLC and the Exorex product line to Bioglan.

            Specifically, Bioglan claims that Medicis, the LLC and the Company breached an Asset Purchase Agreement by transferring inventories to Bioglan that had a remaining shelf life less than 12 months and was otherwise unmarketable. The Asset Purchase Agreement specified that Bioglan was to take title to all inventories having a shelf life greater than 12 months, and the Company was to take title to inventories having a shelf life of 12 months or less. The products were warehoused together. Management believes that Medicis, under an interim management agreement with Bioglan, filled Bioglan orders with the Company's

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (Information as of September 30, 2000 and for the nine and three month periods ended September 30, 1999 and 2000 are unaudited)
     ----------------------------------------------------------------------

NOTE 15 -   COMMITMENTS AND CONTINGENCIES (CONT'D)

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

            Dri-Kleen, Inc.

            A disputed payable in the approximate amount of $ 1,475,000 has been asserted by Dri-Kleen, Inc. related to the acquisition of IMX-ETI. Management believes that this matter will be resolved as part of the bankruptcy proceedings and the exact amount of the liability, if any, is indeterminate therefore no accrual has been made.

NOTE 16 -   CAPITAL LEASE PAYABLE

            The Company is a lessee under a capital lease of equipment from an unrelated third party. The lease agreement calls for 36 equal monthly payments of $241 with a final fixed purchase price of $1 at the end of the lease. The asset and liability under this capital lease is valued at a fair market value of approximately $8,000. The asset is being depreciated over its estimated useful life of 5 years. In 2000, the capital lease was assumed by a third party and The Company was relieved of any further obligation.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (Information as of September 30, 2000 and for the nine and three month periods ended September 30, 1999 and 2000 are unaudited)
     ----------------------------------------------------------------------

NOTE 16 -   CAPITAL LEASE PAYABLE (CONT'D)

                                                   2000       1999
                                                 --------   --------

            Total capital lease payable          $     0    $ 7,792
            Less: Current portion                      0     (2,896)
                                                 -------    -------

            Total capital lease
              payable - noncurrent               $     0    $ 4,896
                                                 =======    =======

            On July 21, 2000 the Company and Enviro-Tech signed a revised agreement for the sale and purchase of assets. The revised agreement provided that, in addition to purchasing the Distribution Network, the Company would acquire all of Enviro-Tech's inventory of Dri-Wash n' Guard, nutritional supplement products and its 45,000 square foot factory, warehouse, and distribution center in Elbow Lake, Minnesota. The consideration for the purchase was changed to $1,900,000 in cash (the balance of which was paid upon execution of the revised agreement), 2,500,000 shares of the Company's common stock, a ninety-day interest-free note and assumption of almost $1,000,000 in various Enviro-Tech debts. In addition the Company and Enviro-Tech signed a long-term supply agreement with respect to the Dri-Wash n' Guard line of waterless car and home cleaning products. The Company took control of the assets on July 24, 2000.

            The Company assumed responsibility for (i) all payments to the first and second mortgage holders of the Las Vegas property owned by Enviro-Tech which was pending foreclosure and (ii) all operating expenses of the Las Vegas property. The Company's responsibility for items (i) and (ii), collectively, the "Las Vegas Expenses" commenced at the closing date and terminated after four months or until the Company had expended $100,000, whichever occured first. The Company was to be reimbursed for all amounts paid for the Las Vegas Expenses from the proceeds of the Sale of the Las Vegas property after all the obligations of the first and second trust deed notes were satisfied.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (Information as of September 30, 2000 and for the nine and three month periods ended September 30, 1999 and 2000 are unaudited)
     ----------------------------------------------------------------------

NOTE 16 -   CAPITAL LEASE PAYABLE (CONT'D)

            During the first five contract years, (the Royalty period) The Company had agreed to pay a royalty to Enviro-Tech equal to 20% of the purchase price paid for the formula (the Royalty fee). The minimum guaranteed Royalty Fee (the Guaranteed Royalty Fee) for the first contact year is $286,000 and $300,000 for the succeeding four contract years. The Guaranteed Royalty Fee is due in monthly installments of no less than $20,000 and the minimum quarterly royalty fee is $61,000 for the first quarter and $75,000 for each following quarter. Interest on any monthly or quarterly royalty fee deficiency was to accrue interest at an annualized rate of 12%

            Upon notification of a royalty fee payment delinquency the Company would have had forty-five days to make payment. Should the Company fail to cure the delinquency within the forty-five day period, Enviro-Tech may at its sole discretion terminate the Company's right to exclusively distribute Enviro-Tech products in North America and the Caribbean Islands.

NOTE 17 -    REFUNDABLE DEPOSIT

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

NOTE 18 -   CASH BALANCES

            The Company maintains its cash balances at various financial institutions. The balances at these institutions are insured by the Federal Deposit Insurance Corporation up to $100, 000 per account. Uninsured balances as of December 31, 1999 and September 30, 2000 were approximately $ 2,460,000 and $0 respectively.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (Information as of September 30, 2000 and for the nine and three month periods ended September 30, 1999 and 2000 are unaudited)
     ----------------------------------------------------------------------

NOTE 19 -   GOODWILL

            Goodwill is the total acquisition cost of Select Benefits Corporation (see Note 1, page 7).

NOTE 20 -   OTHER RECEIVABLES

            Other receivables are as follows:

            Due from Pure Distributors' Inc.
               d/b/a Envion International-Note 1             $71,750
            Commissions receivable                            10,650
            Due from Select Benefits Corporation - Note 1      9,017
            Due from Elbow Lake                                5,000
                                                             -------
            Other                                                443

            Total                                            $96,860
                                                             =======

NOTE 21 -   NOTES PAYABLE

            Notes payable consist of the following as of September 30, 2000:

            Promissory note payable, Pure
            Distributors, Inc. d/b/a Envion
            International, payable in 24 monthly
            installments of $31,250 principal only                      $718,750

            Promissory note payable, Wachovia Bank,
            N.A. payable in 24 monthly installments of
            $8,851 principal and interest.                               190,950

            Interest-free promissory note payable,
            Dri-Kleen, Inc. d/b/a Enviro-Tech
            International, to be paid down from
            proceeds of sale of inventory acquired
            from Dri-Kleen, Inc. Payments to be
            remitted within two business days of
            inventory sale, with any remaining balance
            payable 90 days after the execution of the
            note.                                                        600,000

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (Information as of September 30, 2000 and for the nine and three month periods ended September 30, 1999 and 2000 are unaudited)
     ----------------------------------------------------------------------

NOTE 21 -   NOTES PAYABLE (CONT'D)

            Promissory note payable, Vitaquest
            International, Inc. payable in 12 monthly
            installments of $6,000 in the first year
            commencing August 1, 2000, followed by 12
            monthly installments of $7,000 commencing
            August 1, 2001, followed by monthly
            installments of $8,000 commencing August
            1, 2002 and continuing until the note is
            paid in full.                                                192,000

            Promissory note payable, Community First
            National Bank, bearing interest at 5% per
            annum, payable in 24 monthly installments
            of $6,250 principal and interest with
            balloon payments as follows:                                 632,637

                  November, 2001      $ 75,000
                  August, 2002         250,000
                  August, 2003         132,637

            Non-recourse note payable, Select
            Benefits, Inc. Monthly installments equal
            to 15% of sales from a select group of
            clients that pre-exisited the acquisition
            date (Note 1, page 7) The note paydown is
            estimated at $60,000 per year.                               189,101

            Non-interest bearing loans payable,
            Dry-Kleen, with no stated repayment terms                    266,000

            Non-interest bearing loan payable,
            Distributors, with no stated repayment
            terms.                                                         4,707

            Non-interest bearing loan payable other,
            with no stated repayment terms                                 6,993

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (Information as of September 30, 2000 and for the nine and three month periods ended September 30, 1999 and 2000 are unaudited)
     ----------------------------------------------------------------------

NOTE 21 -   NOTES PAYABLE (CONT'D)

            Non-interest bearing note payable,
            Dry-Kleen, with no stated repayment terms                     45,304

            Non-interest bearing note payable, William
            Forster, with no stated repayment terms.                      65,740
                                                                      ----------

            Total notes payable                                       $2,912,182

            Less: current portion                                      1,825,823
                                                                      ----------

            Non-current portion                                       $1,086,359
                                                                      ==========

Item 2. Management's Discussion and Analysis or Plan of Operation.

         General

         The third quarter of 2000 represents IMX's first full quarter of operations including all of the Company's new products and utilizing its newly acquired Distribution Network.

         Prior to the second quarter of this year, IMX was a development company primarily engaged in the development of lines of health and beauty products that the company believes will offer superior benefits to consumers. The Mother 2 Be(R), Proctozone(TM), and Podiatrx(TM) lines were launched in 1999 and earlier this year.

         The Company, after the acquisitions of the second and third quarters, is designed to be a Multi Level Marketing company with a large North American Independent Distributor network and a modern manufacturing, warehousing, and distribution facility for its growing array of proprietary products.

         Unfortunately, delays in the consolidation of the Company's operations in Boca Raton, Florida and Elbow Lake, Minnesota and continued failure to secure the needed $1,500,000 in asset based financing, are depleting the Company's cash and operational difficulties caused by contractual differences with Envion International at their facility in Nashua, New Hampshire are hurting sales volume and distributor confidence. Unless these problems could be solved, the Company's bankruptcy was inevitable.

Bankruptcy

         On November 20, 2000 the Company and imx-eti LifePartners, Inc., its wholly owned subsidiary, filed for protection from their creditors and an opportunity to reorganize under Chapter 11 of the United States Bankruptcy Act. The Company's other active subsidiaries, Sarah J, Inc. (d/b/a Mother 2 Be(TM)), Proctozone(TM), Inc., Podiatrx(TM), Inc., and IMX Select Benefits Corporation, are not parties to the bankruptcy proceedings.

         On September 10, 2001, the imx-eti LifePartners, Inc. Bankruptcy Proceeding was dismissed.

         On September 26, 2001, the Bankruptcy Court approved the Company's Plan of Reorganization.

Acquisitions

         On July 21, 2000 the Company, Enviro-Tech, and ETI International, Inc. entered into and closed a Revised Agreement for Sale and Purchase of Assets. The Revised Agreement provided that, in addition to purchasing the Distribution Network, the Company acquire assets including all of Enviro-Tech's inventory of Dri Wash n' Guard(TM) and nutritional supplement products and its 45,000 square foot factory, warehouse, and distribution center in Elbow Lake, Minnesota. The consideration for the purchase was changed to $1,900,000 in cash (the balance of which was paid upon execution of the revised Agreement), 2,500,000 shares of the Company's common stock, a ninety-day note for $600,000, and the assumption of almost $1,000,000 in various Enviro-Tech debts. In addition, the Company and Enviro-Tech signed a long-term supply agreement with respect to the Dri Wash n' Guard(TM) line of waterless car and home cleaning products. The Supply Agreement requires the Company to purchase at least 60,000 gallons of Dri Wash n' Guard(TM) annually and pay a minimum annual royalty fee of $300,000. The Company took control of the assets on July 24, 2000.

         The Company planed to have its existing products sold through its newly acquired multi level marketing network and to acquire additional products that would benefit from distribution through the new network.

         During the prior quarter, the Company purchased all of the stock of Select Benefits Corporation and became the exclusive worldwide distributor of all of Envion International's products. Select Benefits provides discount health care memberships that provide discounts of 10% to 60% for prescription drugs, vision care, dentistry, chiropractic, hearing, and other health related benefits. Envion's main products include meal replacement bars and nutritional supplements marketed under the BioZone(R) and Envitamins(R) names.

          Results of Operations

          For the three months and nine months ended September 30, 2000, consolidated net sales were approximately $2,135,000 and $3,660,000, as compared to $152,000 and $203,000, for the same periods ended September 30, 1999. This increase was primarily due to the sales through the newly acquired Enviro-Tech distribution network.

          Gross profit margin for the three and six months ended September 30, 2000 was 32% and 46% compared to 65% and 67% for the same periods ended September 30, 1999. This result is due to the reduced profit margins associated with the newly acquired product lines now distributed through Enviro-Tech distribution network.

          Selling expenses were approximately $132,000 and $1,416,000 for the three and nine months ended September 30, 2000, as compared to $333,000 and $820,000 for the same periods ended September 30, 1999. This increase is attributed to expenses related to operating the newly acquired Enviro-Tech distribution network.

         General and Administrative expenses were approximately $944,000 and $2,030,000 for the three and nine months ended September 30, 2000, as compared to approximately $480,000 and $1,266,000 for the same periods ended September 30th, 1999. The increase is attributed to the increased payroll due to the acquisition of Enviro-Tech. The increase arises from duplication of payroll due to the delayed consolidation of operations and extra payroll due to the acquisition of Enviro-Tech and the continued operation of the Envion International distribution center.

         For the three months and nine months ended September 30, 2000, the net loss from operations was approximately $(429,000) and $(1,865,000) for the periods ended September 30, 2000, as compared to $(769,000) and $(2,200,000) for the same periods ended September 30, 1999.


          Liquidity and Capital Resources

          At September 30, 2000, the Company's financial condition included working capital of approximately $(.8) million as compared to approximately $2.8 million at December 31, 1999. The Enviro-Tech distributorship was purchased for $1.9 million in cash. Inventory of $750,000 and $600,000 was purchased from Envion and Enviro-Tech, respectively. $5 million has been invested in equipment and operations systems to operate the newly acquired Distribution Network.

          The Company now needs asset based financing to produce working capital for its operations. Cash on hand at September 30, 2000 was approximately $14,000. There is no assurance that the Company will have enough funds for its daily operations without securing a line of credit or other financing. There is no assurance that such a line of credit or other financing can be secured. (See
- Bankruptcy, above)

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

Item 2 (c)   Recent Sales of Unregistered Securities

         On July 19, 2000, fourteen (14) sophisticated investors, including five
(5) members of management purchased an aggregate of 1,300,000 shares of Common Stock at the purchase price of $.38 per share, and the Company received $494,000 in proceeds. In the transaction, shares of common stock were sold to accredited investors, affiliates, consultants and employees, which were exempt from the registration requirements of Section 5 of the Securities Act under Section 4(2) of the Securities Act. Unfortunately, at the time of this sale, the Company was circulating materially inaccurate information concerning its sales during the second quarter. As described in the Company's Amended Report on Form 10-QSB for the quarter ended June 30, 2000, sales were overstated by approximately $400,000 or almost one-quarter. This material misstatement created a rescission right on behalf of the purchasing parties. On November 8, 2000 and April 17, 2001, the Board of Directors voted to rescind the sale and treat the purchasers as unsecured creditors. All but one has accepted. The declining person holds 15,000 shares for which he paid $5,700.

            In July 2000, as part of the consideration for the acquisition of the assets of Enviro-Tech, 2.5 million shares of restricted stock were issued to Enviro-Tech, of which 100,000 were assigned to one company as a finder's fee for the transaction. In addition, 100,000 shares of restricted common stock were issued to the same company. Further, the same company received a finder's fee of $240,000. In the transaction, the purchasers of the shares of common stock represented that the shares were being acquired for investment and not for distribution, which was exempt from the registration requirements of Section 5 of the Securities Act under Section 4(2) of the Securities Act.


Item 6.      Exhibits and Reports on Form 8-K

         (b) Reports on Form 8-K SB (reporting items 2 and 7) and 8-KA SB (reporting items 2 and 7) were filed on June 1, 2000 and July 28, 2000, respectively.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this quarterly report on Form 10-QSB to be signed in its behalf by the undersigned thereunto duly authorized on the 30th day of September 2001.

                           IMX PHARMACEUTICALS, INC

                           By:          /s/ Leonard F. Kaplan
                               -----------------------------------------------
                               Leonard F. Kaplan, Chief Financial Officer