Form 10KSB
period 2000-12-31
IMX PHARMACEUTICALS INC
filed 2001-10-25
CIK 1051059

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              REPORT ON FORM 10-KSB

(Mark one)
         /X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000 or

         / / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period
from                to               .
     --------------    --------------

                          Commission File No. 000-30294
                                              ----------------

                            IMX PHARMACEUTICALS, INC.
                 (Name of Small Business Issuer in its Charter)


             Utah                                     87-0394290
             ----                                     ----------
(State or Other Jurisdiction of         (I.R.S. Employer Identification Number)
Incorporation or Organization)

1900 Corporate Boulevard, Suite 400 E, Boca Raton, Florida            33431
----------------------------------------------------------          ---------
(Address of Principal Executive Offices)                            (Zip Code)

561.998.5660
------------
(Issuer's Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:  None.
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value per share.

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes / / No /X/

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation SB is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10SKB or any other amendment to this Form 10SKB. / /

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of a specified date within the past 60 days: $ 373,724 based on the last sale price of $ $.05 on September 27, 2001.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,132,076.

         Documents Incorporated By Reference: None.

                                     PART I

Item 1.  Description of Business

General

         On November 20, 2000, IMX Pharmaceuticals, Inc. (the "Company") filed for protection from its creditors under Chapter 11 of the United States Bankruptcy Act. That proceeding is continuing in the Southern District of Florida, West Palm Beach Division. The Company's Plan of Reorganization was approved on September 26, 2001.

         During 2000, the Company had engaged in a series of acquisitions (see "Acquisitions") designed to transform the Company from a development company into a Multi Level Marketing company with a large North American Independent Distributor network and a modern manufacturing, warehousing, and distribution facility for its growing array of proprietary products.

Prior to the second quarter of 2000, IMX was primarily engaged in the development of lines of health and beauty products that the company believed would offer superior benefits to consumers. The Mother 2 Be(R), Proctozone(TM), and Podiatrx(TM) lines were launched in 1999 and the first quarter of 2000. By July of 2000, the Company had completed its acquisition of the Enviro-Tech Distribution Network and acquired new product lines to join its earlier lines in direct distribution.

         Achieving the results proposed in the Company's post acquisition business plan required the Company to raise approximately $1,500,000 in asset based financing and achieve prompt consolidation of its operations in Boca Raton, Florida, and Elbow Lake, Minnesota. The Company was not able to obtain the required financing and was substantially delayed in consolidating its operations.

         The Company's cash flow became insufficient to either sustain operations or pay creditors currently. As a result, on November 20, 2000 the Company and imx-eti LifePartners, Inc., its wholly owned subsidiary, filed for protection from their creditors and an opportunity to reorganize under Chapter 11 of the United States Bankruptcy Act. The Company's other active subsidiaries, Sarah J, Inc. (d/b/a Mother 2 Be(TM)), Proctozone(TM), Inc., Podiatrx(TM), Inc., and IMX Select Benefits Corporation, are not parties to the bankruptcy proceedings.

Acquisitions

         On May 17, 2000 the Company signed an Agreement for Sale and Purchase of Assets with Dri-Kleen, Inc. d/b/a Enviro-Tech International ("Enviro-Tech") and ETI International, Inc. The agreement provided for the Company to purchase Enviro-Tech's Multi-Level Distribution Network consisting of approximately 20,000 independent distributors in North America. The purchase price set forth in the Agreement was $2,400,000 and 2,000,000 shares of the Company's common stock. The agreement also provided that, as of May 22, 2000, the Company would begin to operate the Distribution Network for its benefit and risk and at its expense.

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

         On June 16, 2000 the Company signed an agreement with Pure Distributors, Inc. d/b/a Envion International ("Envion") to become the exclusive worldwide distributor of all of Envion's products. The main products include meal replacement bars and nutritional supplements marketed under the BioZone(R) and Envitamins(R) names. Envion's products were marketed through its WellnesShop.com web site and a companion catalogue, both of which were to be operated by the Company. The Company was to pay a fee to Envion for the distributorship. The fee amounted to $185,000 during 2000, $86,000 during 2001, and $66,000 during 2002 and each year thereafter.

         At the same time, the Company acquired Envion's entire current product inventory for $750,000 payable monthly over two years. In addition, the Company agreed to purchase all of its requirements for Envion products from Envion.

         The Company also had an option to purchase all of Envion's rights to its products, its customer lists, and various other contract rights for $200,000. Upon exercise of the option, the fees paid in connection with the Distribution Agreement would be cancelled, the Company would no longer be required to purchase its requirements from Envion, and would only pay Envion royalties based on its purchase of Envion products from the manufactures thereof. The option has not been exercised.

         On June 15, 2000, the Company purchased all of the stock of Select Benefits Corporation ("Select Benefits") for a three-year, exculpated note in the amount of $189,510.45 and 100,000 shares of its common stock. Select Benefits Corporation changed its name to IMX Select Benefits Corporation. Select Benefits provides discount health care memberships that provide discounts of 10% to 60% for prescription drugs, vision care, dentistry, chiropractic, hearing, and other health related benefits.

         Bankruptcy

         On November 20, 2000 the Company and its wholly-owned subsidiary, imx-eti LifePartners, Inc. filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida, West Palm Beach Division.

         On August 10, 2001, the Company filed its Third Amended Plan of Reorganization. The Plan provides, in part, for a one for twenty consolidation of the Company's existing Common Stock, the payment of cash to the Company's priority and secured creditors, and the issuance to its unsecured creditors of one share of common stock for each four ($4) dollars of debt. The cash needs of the plan are being funded by the purchase of approximatly 75,000 shares of common stock at four ($4) dollars per share by Cater Barnard, plc. Under the Plan, Cater Barnard and Envesta, plc, a related company, will transfer assets valued at $27,000,000 to the Company in exchange for a package of Company notes, Company Common Stock valued at four ($4) dollars per share, and shares of a new class of Preferred Stock convertible into shares of Common Stock at four ($4) dollars per share.

         On September 10, 2001, the Bankruptcy Court dismissed imx-eti LifePartners, Inc.'s Bankruptcy Case.

         On September 26, 2001, after a hearing, confirmed the Plan. The order was entered on October 11, 2001. It is expected that the Plan will be declared effective during October 2001.

         On September 30, 2001, the Company, Cater Barnard, and Envesta executed an agreement for the transfer of the assets. The closing is anticipated during October 2001.

         Post Bankruptcy Activities

         On December 1, 2000 the Company entered into an agreement with Dri-Kleen Inc. (Dri-Kleen) whereby Dri-Kleen would operate the business of marketing Dri Wash N' Guard products and other non Dri-Wash products. Dri-Kleen will operate the voice-mail, e-mail and toll free numbers. The operation of the business also includes payment by Dri-Kleen, Inc. of all operational expenses including those associated with the Elbow Lake, Minnesota facility. As remuneration for its services Dri-Kleen will receive ninety-seven percent of the net sales, defined as retail sales less forty percent, during the agreement term from all sales generated through its operation of the Dri Wash N Guard business and the other non Dri-Wash products. The Company will receive three percent of all net commissionable sales.

         Prior History

         The Company was organized under the laws of the State of Utah in June of 1982, originally for the purpose of engaging in the acquisition, exploration and development of natural resources. For a period of time commencing in January 1984, the Company was engaged in the business of importing and brokering various products and merchandise.

         From 1991 until September 1995, the Company conducted limited business and had virtually no assets or liabilities.

         In September 1995, the Company entered into an agreement whereby it acquired the exclusive marketing and distribution rights in the United States for certain pharmaceutical products manufactured by Meyer-Zall Laboratories of South Africa ("Meyer-Zall"). The products included an over-the-counter psoriasis medication developed by Meyer-Zall, Exorex(TM). In connection with the agreement, the Company also entered into an agreement with Meyer-Zall that gave the Company certain rights of first refusal for distribution rights in the United States for new pharmaceutical products developed or manufactured by Meyer-Zall.

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

         In June 1999, the Company sold its interest in the LLC in return for $3.6 million in cash and the assumption of all liabilities of the Company in the LLC and certain inventory of the LLC with a shelf life of less than 12 months that the Company has the right to sell abroad subject to certain restrictions. In addition, certain ancillary agreements entered into in connection with the formation of the LLC were terminated, with the exception of the Facility Agreement (which relates to the leasing of substantially all of the Company's office and warehouse), which remained in effect until December 31, 1999. See "Item 2. Description of Property".

         The determination of the Board of Directors to sell the Company's interest in the LLC was based principally upon its conclusion that the LLC was not operating in a manner that was in the best interests of the Company and the cash infusion to be received by the Company on the closing of the sale.

         On June 6, 2000 the Company terminated its relationship with Meyer-Zall. The parties entered into an agreement providing for mutual, complete releases. In addition, it provided that

Meyer-Zall return to the Company all 734,000 shares of Company common stock held by it and that Meyer-Zall pay the Company a royalty of five (5%) percent of sales of its Capsaicin products in the United States and Exorex products in Israel and Iceland for a period of five years commencing with the sale of each product. The shares were returned to authorized on July 10th and August 4th, 2000 and held in the Company's treasury. To the Company's knowledge, no sales of either product have been made in the countries covered by the royalty agreement.

         Products, Sales, and Marketing

         During 2000, IMX continued through the second quarter its usual distribution of its original, proprietary products, began in the second quarter the distribution of Enviro-Tech's Waterless Dri Wash `n' Guard(TM) car cleaning system, the entire line of Dri Wash `n' Guard(TM) car and home care products, nutritionals, and skin care products, took responsibility for the operation of Envion's fulfillment operations, and, during the third quarter, began to integrate its own and Envion's products and the Select Benefits Health Card in to the Distribution Network.

         Since filing for Bankruptcy protection, the Company has not engaged in the marketing of its products. However, some sales of the Company's proprietary products has occurred and the Company had authorized DWG International, Inc. ("DWG") a company under common control with Enviro-Tech to market the Dri Wash'n'Guard(TM) product. The Company's agreement with DWG provides that DWG is responsible for all operating expenses with respect to the Company's Elbow Lake facility and pay the Company three (3%) percent of its net sales. Since the beginning of the contract on December 1, 2000, the Company has received over $57,000 through the end of July, 2001.

         The Company's original, proprietary products consisted of the Mother 2 Be(TM) line, Proctozone(TM), and Podiatrx(TM).

         In the second quarter of fiscal 1999, the Company had launched a line of pregnancy skin care products under the Company's Mother 2 Be brand name, based on a natural, safe and effective biodegradable ingredients, including an antioxidant to help protect the skin and natural anti-inflammatory and antibacterial agents to help maintain the health and beauty of the skin. All Mother 2 Be products are hypoallergenic, making them ideal for sensitive skin.

         The Company has developed a line of over-the-counter anti-fungal foot care products under the brand name Podiatrx(TM). Podiatrx(TM) is a unique two
(2)-product system designed to increase the exfoliation and relieve dryness of the foot, which prepares the skin surface for better delivery of anti-fungal medication.

         The Podiatrx product line takes advantage of the new C2P Technology(TM) developed at the Company, where over-the-counter active drug substances are delivered in a cream base that dries to a creamy powder.

         The Company has also developed the Proctozone(TM) line of over-the-counter anorectal anti-inflammatory and anesthetic drug products. Proctozone(TM), which also uses the Company's proprietary C2P delivery system, is unlike most greasy competitive ointments on the market today.

         Government Regulation

         Under the Federal Food, Drug and Cosmetic Act ("FDA Act"), an over-the-counter non-prescription pharmaceutical product may not be commercialized or otherwise distributed in the United States without the prior approval of the FDA, upon submission to it of a new drug application or abbreviated new drug application, unless the combination of active ingredients in such products have been determined to be recognized as generally safe and effective for uses under the conditions prescribed, recommended or suggested in the FDA prescribed labeling in accordance with final monograph rules promulgated by the FDA and the labeling is in compliance therewith. The Company has only marketed non-prescription products that contain active ingredients in the products that have been recognized as generally safe and effective for the recommended uses by panels of medical experts appointed by the government in the monograph rule making proceedings.

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

         Licenses, Patents and Trademarks

         The Company is the owner of the registered trademarks Mother 2 Be(R) and Podiatrx(R). A trademark application had been filed for the Proctozone product lines, but it lapsed during the Bankruptcy Proceedings

         A patent application for the C2P Technology, the Company's proprietary cream to powder over-the-counter drug delivery system, was filed by Ray Figueroa, the Company's development partner (see "Research and Development").

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

         On March 15, 2001, the Company entered into a new agreement with RFTC to supersede the prior agreements. The new agreement provides that all rights to the C2P and lip delivery technologies be transferred to Ray Figueroa and Luis Ruiz in exchange for the waiver of all fees and royalties owed by the Company. The Company may also sell existing inventories of Proctozone and Podiatrx without incurring royalty obligations. The Company retains an interest in proceeds of any sale of the technologies, depending on by whom and how they are sold, of between 25% and 51%.

         Employees

         As of the date of this report, the Company had three (3) part-time employees. The Company believes that its relationship with its remaining employees has survived some very difficult times and is good considering the Company's current financial condition.

Item 2.  Description of Property

         The Company leased a total of 3,590 square feet of office space in Boca Raton, Florida pursuant to leases that terminated on March 31, 2001. Its offices are now located in an Executive Suite in Boca Raton, Florida, where it pays $1,200 per month plus expenses. In addition, the Company leases approximately 3,000 square feet of warehouse space in Deerfield Beach, Florida pursuant to a month-to-month lease. Monthly lease payments for the warehouse are $2,000 per month plus state sales tax.

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

         In connection with the sale of the Company's equity interest in the LLC, the Company entered into a Transition Services Agreement, whereby the LLC continued to sublease the Company's premises for a period not to exceed six (6) months. As of December 31, 1999, the LLC no longer subleased the Company's premises.

         On July 21, 2000, the Company acquired title to a 45,000 square foot factory, warehouse, and distribution center in Elbow Lake, Minnesota. This building was to serve as the Company's central production and fulfillment facility. Since December 1, 2000, DWG International has operated the building. The building is subject to a lien of approximately $700,000 in favor of Community First National Bank of Fergus Falls. The loan secured by this lien is in default and is subject to the Bankruptcy proceeding. On April 23, 2001, the bank assigned its debt and the associated security interests to Ralph Thomas. Pursuant to the Plan of Reorganization, Mr. Thomas will receive the property and the lien and its associated debt will be cancelled.

Item 3.  Legal Proceedings

         On November 20, 2000, the Company filed for protection under Chapter 11 of the United States Bankruptcy Act. The case number is 00-35217-BKC-PGH. This proceeding is still pending. On August 10, 2001 the Company filed its Third Amended Plan of Reorganization. A competing plan was filed but has been withdrawn. A hearing to approve the Plan of Reorganization was held on September 26, 2001. At the hearing, the Plan was confirmed. The order was entered on October 11, 2001. It is expected that the Plan will be declared effective during October 2001.

         On September 10, 2001, the Bankruptcy Court dismissed imx-eti LifePartners, Inc.'s Bankruptcy Case.

         Except as specified above, there are no material presently pending legal proceedings to which the Company is a party, or to which any of its properties or assets are subject. Any proceedings to which the Company is a party are subject to the automatic stay provisions of the Bankruptcy Act, and will be dealt with by the Bankruptcy Court.

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

         The reported high and low bid prices for the Common Stock are as shown below for fiscal years ended December 31, 2000 and December 31, 1999. The quotations reflect inter-dealer prices and do not include retail mark-ups, mark-downs or commissions. The prices do not necessarily reflect actual transactions.

-------------------------- --------------- ---------------
                             High Bid        Low Bid
-------------------------- --------------- ---------------
2000
    First Quarter          $ 1.875         $ 0.25
    Second Quarter         $ 1.75          $ 0.75
    Third Quarter          $ 1.0625        $ 0.625
    Fourth Quarter         $ 0.63          $ 0.01
-------------------------- --------------- ---------------

1999
    First Quarter          $  3 1/2        $  1
    Second Quarter         $  2 1/8        $  1 1/2
    Third Quarter          $  2 1/8        $  1 1/4
    Fourth Quarter         $  1 3/8        $  5/16
-------------------------- --------------- ---------------

         The last sale price of the Company's Common Stock on July 27, 2001, was $ 0.02 as reported on the over-the-counter Electronic Bulletin Board. As of the June 30, 2001, there were approximately 340 shareholders of record of the Company's Common Stock.

         Pursuant to the Plan of Reorganization all previously outstanding shares of Common Stock are consolidated on the basis of one (1) new share for each twenty (20) presently held.

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

         Shares of Series A Preferred Stock were issued in July 1997, which accrued an annual 8% dividend, which the Company paid in additional shares of Preferred Stock. All of the shares of Preferred Stock were converted into ten
(10) shares of Common Stock and ten (10) warrants to purchase Common Stock in March 1999.

         If the Company's new Class B Preferred Stock is approved and issued as part of the Plan of Reorganization, each share will pay a dividend equal to five (5%) percent of its $80 stated value. The dividend is intended to be paid annually, but may accumulate and may be paid in cash, the new Class B Preferred, valued at its stated value, or Common Stock valued at $4.00 per share.

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

         In connection with 1996 Private Placement, Euro-Atlantic Securities, Inc. acted as the placement agent on a best efforts basis. The Company raised gross proceeds of $1,450,000, paid placement agent commissions of $145,000, and issued 58,000 warrants to Euro-Atlantic Securities, Inc. to purchase 58,000 shares of Common Stock.

         The warrants issued in connection with this sale expired on July 9, 2000 and in February, 2001.

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

         2000 Stock Sales

         As part of its acquisition of the all of the outstanding stock of Select Benefits Corporation, on June 15th, 2000 the Company issued 100,000 shares of its common stock, par value $0.001, to Pete Longbons, the president and a major shareholder of Select Benefits. These shares are now held in escrow to secure the payment of the note issued in connection with the acquisition.

         The securities were not sold for cash, no broker was involved, the securities were not convertible, and the only proceeds were the shares of Select Benefit Common Stock previously owned by Mr. Longbons. The Select Benefits stock will be held in the Company's treasury as evidence of its ownership of IMX Select Benefits Corporation.

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

            In July 2000, as part of the consideration for the acquisition of the assets of Enviro-Tech, 2.5 million shares of restricted stock were issued to Enviro-Tech, of which 100,000 were assigned to Shulman & Associates as a finder's fee for the transaction. In addition, 100,000 shares of restricted common stock were issued to the same company. That company also was to receive a finder's fee of $240,000. The transaction, in which the purchasers of the shares of common stock represented that the shares were being acquired for investment and not for distribution, was exempt from the registration requirements of
Section 5 of the Securities Act under Section 4(2) of the Securities Act.

         On October 21, 2000, the Company Purchased from VoyagerIT.com (f/k/a Enviro-Tech.com.plc) a debt to it from Enviro-Tech International, Inc, the parent of Dri-Kleen, Inc. in the amount of approximately $580,000. In consideration therefore, The Company issued 500,000 shares of its Common Stock. The purchaser of the shares of common stock represented that the shares were being acquired for investment and not for distribution and agreed to place a legent so indicating on the certificates evidencing the shares. As a result, this sale was exempt from the registration requirements of Section 5 of the Securities Act under Section 4(2) of the Securities Act.


Item 6.  Management's Discussion and Analysis or Plan of Operation.

         General

         The Company is presently in Reorganization under the protection of the United States Bankruptcy Court. (See "Description of Business - Bankruptcy" Item 1.) No assurances can be given that the Company's reorganization plan will be approved or that the acquisitions contemplated in it will be consummated, or if consummated, that they will be profitable.

         Results of Operations

         Consolidated net sales for fiscal year 2000 were approximately $3,435,000, as compared to approximately $203,000 for the preceding year. The increase of over $3.2 million resulted primarily from the acquisition of the Dri-Kleen product lines and distribution network.

         The Company's FY 2000 gross profit margin fell to 41% of net sales from 61% the year before. Gross profit margins fell dramatically because of the pricing and nature of direct marketing as compared with wholesale sales.

         Selling, general, and administrative expenses incurred by the Company in 2000 increased to approximately $4.7 million from $3.1 million in 1999. The increase reflects the high overhead associated with a multi-level marketing operation utilizing multiple centers of operation in the United States and Canada. The increase from 1999 to 2000 for general and administrative expenses included in the forgoing was approximately $1,050,000, from $1,480,000 in 1999 to $2,530,000 in 2000.

The fiscal 2000 net loss was approximately $(9,441,000) as compared to net income of approximately $535,000 for the preceding year. The results for FY 2000 include asset impairment losses of approximately $(6,651,000), including $(5,622,000) relating to assets subject to the bankruptcy proceedings, including the write down of the assets acquired with the direct marketing network and $(1,029,000) relating to assets not subject to the bankruptcy. For FY 2000, the Company had a loss of $(8.4 million) from operations, exclusive of the asset write-down, compared with net income from operations of approximately $ 500,000 for 1999.

         Liquidity and Capital Resources

         By December 31, 2000 the Company had exhausted its working capital and had filed for bankruptcy protection. Any new operations must be financed from funds to be raised in the future after the approval of the Company's Plan of Reorganization.

          At December 31, 2000, the Company financial condition included working capital of approximately $(2.9 million), as compared to approximately $2.8 million at December 31, 1999.

         For FY 2000, operating activities used cash of approximately $7.4 million as opposed to $3 million in 1999.

         In FY 2000, cash flow of approximately $5.6 million was used by reorganization charges. Investing activities used $1 million for purchase of land and buildings for purchase of land and building. Financing activities provided approximately $5.9 million. Of this approximately $2.6 million were proceeds from the sale of common stock.

         In FY 1999, investing activities provided approximately $5.2 million. Of this, approximately $3.2 million were provided from sale of the investment in an unconsolidated subsidiary (Medicis) and approximately $1.7 million was provided from sales of securities available for sale.

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

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

        The following table sets forth the names, positions with the Company and ages of the executive officers and directors of the Company who served during any portion of 2000 and the dates of their election or resignation. All directors serve until the next annual meeting of the Company's shareholders or until their successors are elected and qualify. The Board elects Officers and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.


--------------------------------------------- ----------------------------- ---------------------------------------
                                                                                             Date
                    Name                                Position               Date of Resignation or Election
--------------------------------------------- ----------------------------- ---------------------------------------
William A. Forster                            Chairman of the Board,
                                              President and Chief           Elected 1987
                                              Executive Officer
--------------------------------------------- ----------------------------- ---------------------------------------

David A. Gross, M.D.                          Director                      Resigned June 16, 2001
--------------------------------------------- ----------------------------- ---------------------------------------

Eugene Miller                                 Director                      Resigned July 8, 2000
--------------------------------------------- ----------------------------- ---------------------------------------

Michael F. Holick, Ph.D., M.D.                Director                      Resigned July 8, 2000
--------------------------------------------- ----------------------------- ---------------------------------------

Sanfurd Bluestein, M.D.                       Director                      Resigned July 8, 2000
--------------------------------------------- ----------------------------- ---------------------------------------

Westby J. Rogers                              Director                      Resigned November 15, 2000
--------------------------------------------- ----------------------------- ---------------------------------------

Lawrence D. Russell                           Director                      Resigned July 8, 2000
--------------------------------------------- ----------------------------- ---------------------------------------

David Natan                                   Director                      Elected July 8, 2000
                                                                            Resigned March 15, 2001
--------------------------------------------- ----------------------------- ---------------------------------------

Gary P. Spielfogel                            Executive Vice President      Resigned October 16,2000
--------------------------------------------- ----------------------------- ---------------------------------------

Marc Falkin                                   Senior Vice President         Resigned November 14, 2000
--------------------------------------------- ----------------------------- ---------------------------------------

Leonard F. Kaplan                             Chief Financial Officer
--------------------------------------------- ----------------------------- ---------------------------------------


         Mr. Forster has served as a Director of the Company since 1987 and is its sole remaining director. Dr. Gross and Mr. Miller were elected Directors by the shareholders at a shareholder's meeting held in November 1995. Dr. Holick was elected to the Board in January 1996, Dr. Bluestein was elected in November 1997, Mr. Rogers was elected to the Board in June 1999 and Mr. Russell was appointed to the Board in October 1999. All Directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Until October 1999, the Compensation Committee of the Board of Directors consisted of Messrs. Eugene Miller and David Natan, a former director. David Walt, a former director was a member of the Compensation Committee until September 1998. In October 1999, the membership of the Compensation Committee was changed to consist of Lawrence D. Russell, Westby J. Rogers and David A. Gross, M.D. The Audit Committee consists of Lawrence D. Russell, Eugene Miller and Sanfurd Bluestein, M.D. In July 2000 the Compensation Committee was changed to Westby Rogers, Chair, and David Natan and the Audit Committee was changed to David Natan, Chair, and Westby Rogers. The Committees have not functioned since the Bankruptcy filing.

         Marc Falkin, the Company's former Senior Vice President, is the son-in-law of William Forster, the Company's Chairman of the Board, President and Chief Executive Officer. Apart from this relationship, there is no family relationship between any of the officers and directors of the Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

         During fiscal year ended December 31, 2000, the following persons failed to timely file the following reports under Section 16(a):

None of the officers or directors filed any reports with respect to the stock purchase that has been rescinded.

Item 10.  Executive Compensation

         Cash Compensation

         The following table sets forth a summary of all compensation awarded to, earned by or paid to, the Company's Chief Executive Officer and the other executive officer of the Company whose compensation exceeded $100,000 per annum for services rendered in all capacities to the Company and its subsidiaries during fiscal years ended December 31, 2000, December 31, 1999 and December 31, 1998:


                           SUMMARY COMPENSATION TABLE
------------------------------- --------- --------------------------------------------- ---------------------------------

                                                      Annual Compensation                       Long Term Awards
------------------------------- --------- --------------------------------------------- ---------------------------------
                                                                                          Securities
Name and                                                              Other Annual        Underlying       All other
Principal Position                Year      Salary       Bonus      Compensation ($)       Options        Compensation
------------------------------- --------- ----------- ------------ -------------------- --------------- -----------------
William A. Forster, Chief         2000     204,500(1)     -0-            9,750(5)              -0-             -0-
Executive Officer
                                  1999     227,250        -0-           44,328(2)             5,000            -0-

                                  1998     226,600      166,852         36,800(3)            20,000(4)         -0-
------------------------------- --------- ----------- ------------ -------------------- --------------- -----------------

Gary Spielfogel, Executive        2000     101,562        -0-            9,750(5)              -0-             -0-
Vice President
                                  1999     125,000      144,000         38,183(6)              -0-             -0-

                                  1998     112,500        1,875          9,000(5)            50,000(4)         -0-
------------------------------- --------- ----------- ------------ -------------------- --------------- -----------------

Marc Falkin,                      2000      65,000        -0-            9,750(5)              -0-             -0-
Senior Vice President
                                  1999      80,000      114,012         37,995(7)              -0-             -0-

                                  1998      74,116        3,283          7,750(5)              -0- (4)         -0-
------------------------------- --------- ----------- ------------ -------------------- --------------- -----------------


     Option Grants in the Last Fiscal Year

              In July 2000 the Company proposed a new Stock Option Plan and granted, subject to the approval of the Company's stockholders, options to purchase 200,000 shares each to Spielfogel and Falkin. As the Company approached its bankruptcy filing, the Plan, and the options proposed to be granted there under, were cancelled.

     Option Exercises and Holdings

              The following table sets forth certain information relating to option exercises effected during Fiscal 2000, and the value of options held as of such date by each of the Chief Executive Officer and the other executive officer of the Company whose compensation exceeded $100,000 per annum for services rendered in all capacities to the Company and its subsidiaries during Fiscal 2000:

--------
1 Includes $38,344 in salary and $2,250 in automobile allowance accrued as a claim in bankruptcy or as an administration expense.
2 Consists of a non-accountable automobile allowance of $12,000 and $32,328 realized from the exercise of an option to purchase shares of common stock of Medicis Corporation ("Medicis Option") granted in connection with the formation of the Exorex Company LLC and the subsequent sale of the shares issued upon exercise of the Medicis Option. The balance of the unexercised Medicis Option, 60%, is being held for the benefit of the Company.
3 Consists of a non-accountable automobile allowance of $11,800 and $25,000 for life insurance premiums.
4 Does not include the Medicis Option.
5 Consists of a non-accountable automobile allowance
6 Consists of a non-accountable automobile allowance of $12,000 and $26,183 realized in 2000 from the exercise of a Medicis Option and the subsequent sale of the shares issued upon exercise of the Medicis Option. The balance of the unexercised Medicis Option, 60%, is being held for the benefit of the Company. 7 Consists of a non-accountable automobile allowance of $12,000 and $25,995 realized in 2000 from the exercise of a Medicis Option and the subsequent sale of the shares issued upon exercise of the Medicis Option. The balance of the unexercised Medicis Option, 60%, is being held for the benefit of the Company.

     AGGREGATE OPTION EXERCISES FOR FISCAL 2000
     AND YEAR END OPTION VALUES


                                                                       ----------------------- ------------------------
                                                                       Number of Unexercised   Value (1) of Unexercised
                                                                             Options at             In-the-Money
                                                                       December 31, 2000 (#)         Options at
                                                                                               December 31, 2000 ($)
------------------------------------ ------------------ -------------- ----------------------- -----------------------
               Name                   Shares Acquired     Value ($)         Exercisable/            Exercisable/
                                        on Exercise      Realized (2)      Unexercisable           Unexercisable
------------------------------------ ------------------ -------------- ----------------------- -----------------------
William A. Forster                          -0-              -0-            510,000/-0-                 -0-
------------------------------------ ------------------ -------------- ----------------------- -----------------------

Gary Spielfogel                             -0-              -0-                -0-                     -0-
------------------------------------ ------------------ -------------- ----------------------- -----------------------

Marc Falkin                                 -0-              -0-                -0-                     -0-
------------------------------------ ------------------ -------------- ----------------------- -----------------------


(1) Total value of unexercised options is based upon the fair market value of the Common Stock as reported by the over-the-counter Bulletin Board of $.625 on December 31, 1999.
(2) Value realized in dollars is based upon the difference between the fair market value of the Common Stock on the date of exercise, and the exercise price of the option.

                     Executive Employment Agreements

         Mr. Forster currently serves as the Company's Chief Executive Officer, President and Chairman of the Board of Directors. Until July 1, 2001, he was paid under a 3-year Employment Agreement entered into as of July 1, 1998, which superseded a prior employment contract. Under the Agreement, Mr. Forster was to receive an annual base salary of $225,000 (effective as of January 1, 1998), and at the discretion of the Company's Board of Directors, he could have been awarded annual bonuses up to an amount of 100% of his base salary depending upon his performance and certain other factors. For fiscal year 2000, Mr. Forster agreed to reduce his compensation by $50,000. Mr. Forster has not been paid his salary since October 2000. His unpaid compensation has been accrued as a claim in bankruptcy or as an administration expense. Through December 31, 2001, the accrual amounted to $38,344 in salary and $2,250 in automobile allowance. Both amounts are included in the Summary Compensation Table above. The Company's did not renew Mr. Forster's contract on its expiration on July 1, 2001. After the expiration of his contract, Mr. Forster has continued to serve the debtor in possession and has accrued a salary at an annual rate of $87,000 as an administration expense.

         As of July 1, 1998, the Company entered into a 3-year Employment Agreement with Gary P. Spielfogel relating to his services as the Company's Executive Vice President. This Agreement superseded a prior employment agreement. Under it Mr. Spielfogel was to have received an annual base salary of $125,000. In connection with the sale of the Company's interest in the LLC in June 1999, Mr. Spielfogel received bonus compensation of $144,000. Mr. Spielfogel resigned on October 16, 2000.

         As of August 1, 1998, the Company entered into a 3-year Employment Agreement with Marc Falkin, relating to his service as the Company's Senior Vice President. This Agreement superseded a prior employment agreement. Under it Mr. Falkin was to have received an annual base salary of $80,000. In connection with the sale of the Company's interest in the LLC in June

1999, Mr. Falkin received bonus compensation of $114,012. Mr. Falkin resigned on November 14, 2000.

Board of Directors

         In September 1998, each current member of the board of directors was granted options to purchase twenty thousand (20,000) shares of Common Stock at a price equal to $1.75, one hundred percent (100%) of the fair market value as of the date of grant. In addition, each member of the board of directors elected subsequently, as of the date of his or her election, shall be granted automatically options to purchase twenty thousand (20,000) shares of Common Stock at a price equal to one hundred percent (100%) of the fair market value as of the date of grant. On each year anniversary of the each such grant, each member of the board of directors shall be entitled to an automatic grant of options to purchase five thousand (5,000) shares of Common Stock, at a price equal to one hundred percent (100%) of the Fair Market Value as of the date of grant. The shares subject to the options granted to board members are exercisable over a period of 10 years from the date of grant, and vest over a 2-year period. No options were granted during 2000 under this provision. The Plan of Reorganization terminated all executory contracts, including the option contracts.

                                    Part III

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information, as of September 30, 2001 with respect to the beneficial ownership of the Company's Common Stock by (a) each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company's outstanding Common Stock, (b) the present executive officers and directors of the Company and (c) the present directors and officers of the Company as a group. Pursuant to the Plan of Reorganization, all option and warrant contracts are terminated and all previously outstanding shares of Common Stock are consolidated on the basis of one (1) new share for each twenty (20) presently held. The address of each of the persons set forth below is 1900 Corporate Boulevard, Suite 400E, Boca Raton, Florida 33431, except as otherwise noted.


             ---------------------------------------------------- ------------------------------- -------------------

                    Name and Address of Beneficial Owner               Amount and Nature of        Percent of Class
                                                                     Beneficial Ownership (1)            (1)
             ---------------------------------------------------- ------------------------------- -------------------
             William A. Forster                                           1,186,261 (2)                 14.6 %
             ---------------------------------------------------- ------------------------------- -------------------

             Sanfurd G. Bluestein, M.D. (11)                                302,700 (3)                  4.1 %
             309 Upper Mountain Avenue
             Upper Mountain, New Jersey 07043
             ---------------------------------------------------- ------------------------------- -------------------

             David A. Gross, M.D. (12)                                      159,548 (4)                  2.0 %
             16244 S. Military Trail, #610
             Delray Beach, Florida 33484
             ---------------------------------------------------- ------------------------------- -------------------

             Michael Holick, Ph.D, M.D. (11)                                 72,980 (5)                  1.5 %
             Boston University Medical Center
             80 Concord St. M-1013
             Boston, Massachusetts 02118
             ---------------------------------------------------- ------------------------------- -------------------

             Eugene Miller (11)                                              52,516 (6)                  1.3 %
             7351 Ballantrae Court
             Boca Raton, Florida 33496
             ---------------------------------------------------- ------------------------------- -------------------

             Westby J. Rogers (13)                                          143,068 (7)                  1.8 %
             2881 East Oakland Park Boulevard
             Ft. Lauderdale, FL 33306
             ---------------------------------------------------- ------------------------------- -------------------

             Lawrence D. Russell (11)                                        63,455 (8)                  1.8 %
             800 Palm Trail, No. 200
             Delray Beach, FL 33483
             ---------------------------------------------------- ------------------------------- -------------------

             Leonard F. Kaplan                                               11,200 (10)               Less than 1%
             ---------------------------------------------------- ------------------------------- -------------------

             All present officers and directors                           1,197,461 (9)                 14.6 %
              as a group (2 persons)
             ---------------------------------------------------- ------------------------------- -------------------


(1) Based upon information furnished to the Company by the security holders or obtained from the stock transfer books of the Company. Other than indicated in the notes, the Company has been informed that such persons have sole voting and dispositive power with respect to their shares. Certain options disclosed hereunder may not have been fully vested as of the date of this report.
(2) Consists of 609,741 shares held directly; 31,100 shares held by Mr. Forster's wife; 15,551 shares held by Mr. Forster in trust for a minor child; 510,000 shares which may be acquired pursuant to the exercise of vested stock options; and 19,869 warrants to purchase shares of Common
(3) Consists of 147,850 shares held directly and warrants to purchase 154,850 shares.
(4) Consists of options to purchase 137,500 shares, 11,490 shares indirectly as a beneficiary of a profit sharing plan and warrants to purchase 10,558 shares.
(5) Consists of 61,490 shares held directly and warrants to purchase 11,490 shares.
(6) Consists of 16,990 shares held indirectly as a trust beneficiary and warrants to purchase 35,526 shares.
(7) Consists of 75,000 shares held directly and warrants to purchase 68,068 shares.
(8) Consists of 10,000 shares held jointly with his spouse and warrants to purchase 53,455 shares.
(9) Consists of 656,392 shares held directly or indirectly, and options and warrants to purchase 529,869 shares of Common Stock.
(10) Consists of 1,200 shares of stock held jointly by Mr. Kaplan and his wife and options to purchase 10,000 shares.
(11)  Resigned as a Director on July 8, 2000.
(12)  Resigned as a Director on June 26, 2001.
(13)  Resigned as a Director on November 15, 2000.

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

         Medicis Options. In connection with the acquisition in June 1998 of the Company's interest in the LLC, Medicis Corporation granted options to purchase shares of its common stock (collectively the "Medicis Options") to William A. Forster, President, Marc Falkin, Senior Vice President ("Falkin") and Gary Spielfogel, Executive Vice President ("Spielfogel"), and others which vested ratably over a five (5) year period. Subsequent to ratification by the Board of Directors of the Company of the receipt of the Medicis Options and the exercise of the vested portion of the Medicis Options by Forster, Falkin and Spielfogel, in March 2000, each of Forster, Falkin and Spielfogel have agreed to relinquish all interest in the balance of the unexercised Medicis Options, which are now being held by each of Forster, Falkin and Spielfogel as nominees for the Company. The Medicis Options are subject to a lien in favor or Mr. Forster's sister, Jo Ann Forster to secure a debt in the amount of $12,500.

Sale of Joint Venture Interest

         In June 1999, the Company sold its interest in the LLC in return for $3.6 million in cash and the assumption of all liabilities of the Company in the LLC and certain inventory of the LLC with a shelf life of less than 12 months that the Company has the right to sell abroad, subject to certain restrictions. In addition, certain ancillary agreements entered into in connection with the formation of the LLC were terminated, with the exception of the Facility Agreement (which relates to the leasing of substantially all of the Company's office and warehouse), which will remain in full force and effect. See "Item 3. Description of Property".

         Meyer-Zall

         During fiscal year December 31, 1998, the Company purchased inventory from Meyer-Zall in the approximate amount of $569,000.

         On or about July 15, 1998, the Company loaned $120,000 to Meyer-Zall, which loan was secured by all of Meyer-Zall's accounts receivable in sales of products to the LLC and 900,000 shares of common stock of the Company. In addition, the Company reserved the right, pursuant to the terms of the Loan Agreement, at any time within 6 months of execution of the Agreement, to convert the entire principal amount of the loan into 2% of Meyer-Zall's outstanding voting securities. Initially, interest at a rate of 18% per annum was due on the principal amount of the loan from the Company to Meyer-Zall, and the principal was in four equal monthly installments of $30,000 to be paid commencing February 1, 1999. However, after November 11, 1998, interest no longer accrued, and repayment of the principal amount was postponed indefinitely. In September 1999, Meyer-Zall returned to the Company 76,000 shares of the Company's Common Stock which Meyer-Zall held, in return for cancellation of the outstanding debt of $125,400, inclusive of accrued interest.

         On June 6, 2000 the Company terminated its relationship with Meyer-Zall. The parties entered into an agreement providing for mutual, complete releases. In addition, it provided that Meyer-Zall return to the Company all 734,000 shares of Company common stock held by it and that Meyer-Zall pay the Company a royalty of five (5%) percent of sales of its Capsaicin products in the United States and Exorex products in Israel and Iceland for a period of five years commencing with the sale of each product. The shares were returned and cancelled on July 10th and August 4th, 2000. To the Company's knowledge, no sales of either product have been made in the countries covered by the royalty agreement.

         Loans To and From Officers and Directors

         The Company made a loan in the sum of $23,700 to a corporation controlled by William A. Forster, the Chief Executive Officer and Chairman of the Board. Repayment of the loan, together with interest at the rate of ten (10%) percent per annum The loan was repaid in accordance with its terms prior to December 31, 2000.

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

10.3 Exclusive Supply Agreement dated as of September 30, 1997 among IGI, Inc., IGEN, Inc., Immunogenetics, Inc. and IMX Pharmaceuticals, Inc.
10.3.1 Amendment to Exclusive Supply Agreement dated March 20, 1998 among IGI, Inc., IGEN, Inc., Immunogenetics, Inc. and IMX Pharmaceuticals, Inc.
10.3.2 Letter Agreement dated August 3, 1999 between IGI, Inc. and IMX Pharmaceuticals, Inc.
10.4 Joint Venture Agreement between (sic) Medicis Pharmaceutical Corporation, Medicis Consumer Products Company, LLC and IMX Pharmaceuticals, Inc. dated June 12, 1998
10.4.1 Limited Liability Company Agreement of Medics Consumer Products Company, LLC dated as of June 18, 1998
10.4.2 New Products Agreement between Medicis Pharmaceutical Corporation and IMX Pharmaceuticals, Inc. dated as of June 18, 1998
10.4.3 Facility Agreement between Medics Consumer Products Company, LLC and IMX Pharmaceuticals, Inc. dated as of June 18, 1998
10.5 Asset Purchase Agreement by and among The Exorex Company, LLC, Bioglan Pharma PLC, Medicis Pharmaceutical Corporation and IMX Pharmaceuticals, Inc.
10.5.1 Sale and Transfer Agreement by and between Medicis Pharmaceutical Corporation and IMX Pharmaceuticasl, Inc.
10.5.2 Transition Services Agreement by and among The Exorex Company, LLC, Bioglan Pharma PLC, Medicis Pharmaceutical Corporation and IMX Pharmaceutical, Inc.
10.6 Lease dated March 29, 1996 between Aspen Realty and Management Co. and IMX Corporation
10.6.1 Addendum to Lease dated March 11, 1997 between Aspen Realty and Management Co. and IMX Corporation
10.6.2 Addendum to Lease dated August 28, 1997 between Aspen Realty and Management Co. and IMX Corporation
10.7 Lease Agreement between Lewis Rental Properties and IMX Corporation dated December 18, 1998
10.8 Employment Agreement by and between IMX Pharmaceuticals, Inc. and William A. Forster dated as of July 1, 1998
10.9 Employment Agreement by and between IMX Pharmaceuticals, Inc. and Gary Spielfogel dated as of July 1, 1998
10.10 Employment Agreement by and between IMX Pharmaceuticals, Inc. and Marc Falkin dated as of August 1, 1998
10.11 Agreement among IMX Pharmaceuticals, Inc., William A. Forster, et al., dated March 19, 2000
21       Subsidiaries

         The following exhibits are filed herewith:
Exhibit No.          Description

(b) Reports on Form 8-K. The Company filed a current report on Form 8-K (date of event -January 24, 2000), disclosing Items 4 and 7. Reports on Form 8-K SB (reporting items 2 and 7) were filed on June 1, 2000 and November 21, 2000 and on 8-KA SB (reporting items 2 and 7) was filed on July 28, 2000.

Report of Independent Certified Public Accountants

To the Board of
 Directors and Stockholders
IMX Pharmaceuticals, Inc.
Boca Raton, Florida

We have audited the balance sheets of IMX Pharmaceuticals, Inc., and Subsidiaries (the "Company") a Utah corporation, as of December 31, 2000 and 1999 and the related statements of operations, changes in stockholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IMX Pharmaceuticals, Inc. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 on November 20, 2000, IMX Pharmaceuticals, Inc. and one of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code and were authorized to continue managing and operating the businesses as debtor in possession subject to the control and supervision of the Bankruptcy Court. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Berenfeld, Spritzer, Shechter & Sheer
Miami, Florida
June 6, 2001

                            IMX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                     ASSETS

                                                                                       2000           1999
                                                                                   ------------    -----------
CURRENT ASSETS:

        Not Subject to Bankruptcy Proceedings:

           Cash and cash equivalents                                               $     10,414    $ 2,497,791
           Securities available for sale                                                      0         30,463
           Accounts receivable (net of allowance for
              doubtful accounts of  $50,000 and $27,494)                                 10,510        110,525
           Other receivables                                                                  0         31,153
           Inventories                                                                        0        557,593
           Vendor deposits                                                                    0         50,000
           Prepaid expenses and other                                                         0         46,731
                                                                                   ------------    -----------

             Current Assets, Not Subject
                to bankruptcy proceedings                                                20,924      3,324,256
                                                                                   ------------    -----------

           Subject to Bankruptcy Proceedings:

           Cash and cash equivalents                                                      9,216              0
           Securities available for sale                                                  1,828              0
           Other receivables                                                            501,703              0
           Prepaid expenses and other                                                    18,583              0
                                                                                   ------------    -----------

             Current Assets,  Subject
                to bankruptcy proceedings                                               531,330              0
                                                                                   ------------    -----------

                   Total Current Assets                                                 552,254      3,324,256
                                                                                   ------------    -----------

PROPERTY AND EQUIPMENT:

        Not Subject to Bankruptcy Proceedings:

           Property and equipment (net of accumulated
             depreciation of  $ -0- and $179,216)                                             0        105,913

        Subject to Bankruptcy Proceedings:

           Building and Land - not in service, (net of accumulated
             depreciation of $9,989 and $ -0-)                                          990,011              0
                                                                                   ------------    -----------

                   Total Property and Equipment                                         990,011        105,913
                                                                                   ------------    -----------

OTHER ASSETS:

        Not Subject to Bankruptcy Proceedings:

           Deposits and other                                                                 0         67,646
           Inventories in excess of amounts expected
             to be sold currently                                                       110,000              0
                                                                                   ------------    -----------

             Total Other Assets, Not Subject
                to bankruptcy proceedings                                               110,000         67,646
                                                                                   ------------    -----------

         Subject to Bankruptcy Proceedings:

           Deposits and other                                                             6,144              0
                                                                                   ------------    -----------

             Total Other Assets,  Subject
                to bankruptcy proceedings                                                 6,144              0
                                                                                   ------------    -----------

                   Total Other Assets                                                   116,144         67,646
                                                                                   ------------    -----------

                      TOTAL ASSETS                                                 $  1,658,409    $ 3,497,815
                                                                                   ============    ===========

See accompanying notes to the consolidated financial statements.

                            IMX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                                       2000           1999
                                                                                   ------------    -----------
CURRENT LIABILITIES:

     Not Subject to Bankruptcy Proceedings:

           Accounts payable                                                        $    136,299    $   436,398
           Accrued expenses and other current
             liabilities                                                                  2,523         49,700
           Commissions payable                                                            1,113              0
           Capital lease payable, current portion                                             0          2,896
           Sales tax payable                                                              1,648
                                                                                   ------------    -----------

             Current Liabilities, Not Subject
                to Bankruptcy Proceedings                                               141,583        488,994

     Subject to Bankruptcy Proceedings:

        Not Subject to Compromise

           Current portion of fully secured long term notes                             425,000              0
           Postpetition trade accounts payable                                           14,183              0
           Accrued salaries payable - Pre-petition                                       73,746              0
           Accrued salaries payable - Post-petition                                      19,667              0
           Accrued payroll taxes - Pre-petion                                             6,753              0
           Accrued payroll taxes - Post-petion                                            1,967              0
           Sales tax payable                                                            193,792              0
                                                                                   ------------    -----------

             Current Liabilities, Not Subject
                to Compromise                                                           735,108              0
                                                                                   ------------    -----------

        Subject to Compromise

           Current portion of unsecured long term notes payable                       1,350,172              0
           Prepetition trade accounts payable                                         1,572,001              0
           Accrued prepetion expenses                                                    34,279              0
           Accrued salaries payable - Post-petition                                      29,791
           Stock recission payable                                                      488,300              0
           Loans payable                                                                 53,500              0
           Commissions payable                                                          277,425              0
                                                                                   ------------    -----------

             Current Liabilities,  subject
                to compromise                                                         3,805,468              0
                                                                                   ------------    -----------

                   Total Current Liabilities                                          4,682,159        488,994

LONG-TERM LIABILITIES:

     Not Subject to Bankruptcy Proceedings:

           Officer's notes payable                                                       30,000              0
           Capital lease payable, non-current portion                                         0          4,896
                                                                                   ------------    -----------

             Long-Term Liabilities, not subject
                to bankruptcy proceedings                                                30,000          4,896
                                                                                   ------------    -----------

     Subject to Bankruptcy Proceedings:

        Not Subject to Compromise

           Fully secured long-term notes,
             less current portion                                                       287,137              0
                                                                                   ------------    -----------

        Subject to Compromise

           Unsecured long term notes payable,
             less current portion                                                       553,366              0
                                                                                   ------------    -----------

                   Total Long-Term Liabilities                                          870,503          4,896
                                                                                   ------------    -----------

                      TOTAL LIABILITIES                                            $  5,552,662    $   493,890
                                                                                   ------------    -----------

        Commitments and
           contingencies                                                           $         --    $        --
                                                                                   ------------    -----------

See accompanying notes to the consolidated financial statements.

                            IMX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                        STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                                       2000           1999
                                                                                   ------------    -----------
STOCKHOLDERS'  EQUITY (DEFICIENCY):

           Series A convertible Preferred stock $.001 par value 1,000,000 shares authorized; 0 and 0 shares
             issued and outstanding                                                $         --    $        --
           Common stock, $.001 par value, 50,000,000
             shares authorized, 12,898,522 and 9,634,707
             shares issued, 8,132,076 and 5,802,076 shares
                outstanding                                                              12,898          9,635
             Additional paid-in capital                                              10,495,487      7,943,050
             Retained earnings (deficit)                                            (13,815,440)    (4,348,955)
             Treasury stock, at cost - 4,766,446 and
                3,832,246 shares                                                       (578,054)      (578,054)
             Accumulated other comprehensive loss                                        (9,144)       (21,751)
                                                                                   ------------    -----------

                   Total Stockholders' Equity (Deficiency)                           (3,894,253)     3,003,925
                                                                                   ------------    -----------

                      TOTAL LIABILITIES AND
                      STOCKHOLDERS' EQUITY (DEFICIENCY)                            $  1,658,409    $ 3,497,815
                                                                                   ============    ===========

See accompanying notes to the consolidated financial statements.

                            IMX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                               FOR THE YEARS ENDED
                           DECEMBER 31, 2000 AND 1999

                                                                     2000           1999
                                                                 -----------    -----------
NET SALES                                                        $ 3,435,248    $   203,334

COST OF SALES                                                      2,028,801         80,466
                                                                 -----------    -----------

GROSS PROFIT                                                       1,406,447        122,868
                                                                 -----------    -----------

OPERATING EXPENSES:

  Selling                                                          1,969,969      1,337,485
  Advertising                                                         68,375        181,709
  General and administrative                                       2,588,245      1,486,261
  Depreciation and amortization                                      125,584         67,956
                                                                 -----------    -----------

Total Operating Expenses                                           4,752,173      3,073,411
                                                                 -----------    -----------

LOSS FROM OPERATIONS                                              (3,345,726)    (2,950,543)

OTHER INCOME (EXPENSES):

  Equity in earnings (loss) of unconsolidated
    subsidiary                                                            --        (12,887)
  Gain on sale of investment in
    unconsolidated subsidiary                                             --      3,357,807
  Interest Income                                                     32,413
  Asset impairment loss                                           (1,029,177)
  Other                                                              510,426        183,555
                                                                 -----------    -----------

Income (Loss)
  Before  Reorganization Items and Income Taxes                   (3,832,064)       577,932

Reorganization items                                              (5,634,421)             0
                                                                 -----------    -----------

Income (Loss) Before income tax  expense (benefit)                (9,466,485)       577,932

Provision for Income Taxes                                                 0              0
                                                                 -----------    -----------

Net Income (Loss)                                                 (9,466,485)       577,932

Dividends on preferred stock                                               0        (43,400)
                                                                 -----------    -----------

Net income (loss) available to
  common stockholders                                             (9,466,485)       534,532

Other Comprehensive Income:                                           12,607        (32,751)
                                                                 -----------    -----------

Comprehensive Income (Loss)                                      $(9,453,878)   $   501,781
                                                                 ===========    ===========

===========================================================================================
Weighted average number of shares of common stock outstanding:
    Basic                                                          6,392,929      4,998,508
    Diluted                                                        6,392,929      5,329,256
===========================================================================================
Net income (loss) per common share:
    Basic                                                        $     (1.48)   $      0.11
    Diluted                                                      $     (1.48)   $      0.10
===========================================================================================

See accompanying notes to the consolidated financial statements.

                            IMX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                  CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                 PREFFERED STOCK                COMMON STOCK
                                                            ------------------------     --------------------------      ADDITIONAL
                                                             NUMBER                       NUMBER                           PAID-IN
                                                            OF SHARES       AMOUNT       OF SHARES          AMOUNT         CAPITAL
                                                            ---------       ------       ---------          ------         -------
Balance - December 31, 1998                                   86,424            86       8,728,108           8,728        7,780,988
Year ended December 31, 1999:
  Net income
  Change in other comprehensive income

Preferred stock dividend declared                              1,736             2                                           43,398
Compensation - fair value of common
  stock options issued to non-employees                                                                                      44,483
Conversion of preferred stock to
  common stock                                               (88,160)          (88)        881,600             882             (794)
Exercise of common stock options                                                             5,000               5            4,995
Transfer of redeemed common stock to
  treasury stock                                                                            19,999              20           69,980
Conversion of loan receivable to
  treasury stock
Purchase of treasury stock
                                                          ----------   -----------     -----------     -----------     ------------

Balance - December 31, 1999                                        0             0       9,634,707           9,635        7,943,050

Year ended December 31, 2000:
Issuance of common stock for
 acquisition of  Select Benefits, Inc.                                                     100,000             100           74,900

Issuance of common stock for
 acquisition of  Dri-Kleen, Inc. Distribution network,
 inventory of finished goods and materials and
 manufacturing facility in Elbow Lake, Minnesota                                         2,500,000           2,500        1,872,500

Issuance of common stock to VoyagerIT.com                                                  500,000             500          499,500

Issuance of common stock to Shulman & Associates                                           100,000             100           99,900

Meyer Zall Laboratories Ltd. Return of stock
  in exchange of release of certain license agreements                                                           0

Return to authorized

Prior period correction of preffered stock conversions                                      48,815              48              (48)

Net proceeds from sale of common stock                                                   1,300,000           1,300          492,700

Recission of stock purchase                                                             (1,285,000)         (1,285)        (487,015)

  Net income (loss)
  Change in other comprehensive income
                                                          ----------   -----------     -----------     -----------     ------------

Balance - December 31, 2000                                        0   $         0      12,898,522     $    12,898     $ 10,495,487
                                                          ==========   ===========     ===========     ===========     ============

                                                                             TREASURY STOCKS       ACCUMULATED
                                                                         ----------------------       OTHER             TOTAL
                                                                         NUMBER OF               COMPREHENSIVE      STOCKHOLDERS'
                                                            (DEFICIT)     SHARES       AMOUNT        INCOME      EQUITY (DEFICIENCY)
                                                            ---------     ------       ------        ------      -------------------
Balance - December 31, 1998                                (4,883,487)   3,724,757    (357,657)      11,000           2,559,658
Year ended December 31, 1999:
  Net income                                                  577,932                                                   577,932
  Change in other comprehensive income                                                              (32,751)            (32,751)
                                                                                                                    -----------
Preferred stock dividend declared                             (43,400)                                                        0
Compensation - fair value of common
  stock options issued to non-employees                                                                                  44,483
Conversion of preferred stock to
  common stock                                                                                                                0
Exercise of common stock options                                                                                          5,000
Transfer of redeemed common stock to
  treasury stock                                                            19,999     (70,000)                               0
Conversion of loan receivable to
  treasury stock                                                            76,000    (125,400)                        (125,400)
Purchase of treasury stock                                                  11,490     (24,997)                         (24,997)
                                                         ------------    ---------   ---------     --------         -----------

Balance - December 31, 1999                                (4,348,955)   3,832,246    (578,054)     (21,751)          3,003,925

Year ended December 31, 2000:
Issuance of common stock for
 acquisition of  Select Benefits, Inc.                                                                                   75,000

Issuance of common stock for
 acquisition of  Dri-Kleen, Inc. Distribution network,
 inventory of finished goods and materials and
 manufacturing facility in Elbow Lake, Minnesota                                                                      1,875,000

Issuance of common stock to VoyagerIT.com                                                                               500,000

Issuance of common stock to Shulman & Associates                                                                        100,000

Meyer Zall Laboratories Ltd. Return of stock
  in exchange of release of certain license agreements                     734,000           0                                0

Return to authorized                                                       200,200

Prior period correction of preffered stock conversions

Net proceeds from sale of common stock                                                                                  494,000

Recission of stock purchase                                                                                            (488,300)

  Net income (loss)                                        (9,466,485)                                               (9,466,485)
  Change in other comprehensive income                                                               12,607              12,607
                                                         ------------    ---------   ---------     --------         -----------

Balance - December 31, 2000                              $(13,815,440)   4,766,446   $(578,054)    $ (9,144)        $(3,894,253)
                                                         ============    =========   =========     ========         ===========

See accompanying notes to the consolidated financial statements.

                            IMX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 2000 AND 1999

                                                                            2000           1999
                                                                        -----------    -----------
OPERATING ACTIVITIES:

  Net income  (loss) before  Reorganization items                       $(3,832,064)   $   577,932
  Adjustments to reconcile  net income (loss)
    to net cash used in operating activities:
    Depreciation and amortization                                           125,584         67,956
    Provision for doubtful accounts                                          22,506         13,847
    Compensation, fair value of stock, stock options
      and warrants                                                                0         44,483
    Equity in income (loss) - net of accretion of
      unconsolidated subsidiary                                                   0         28,452
    Gain on sale of investment in
      unconsolidated subsidiary                                                   0     (3,357,734)
    Impairment loss on supply and licensing agreement                             0         44,598
    Changes in assets and liabilities:
      Decrease in accounts receivable                                        77,509         38,880
      Increase in other receivable                                         (470,550)             0
      Decrease (increase) in inventories                                    447,593       (397,441)
      (Increase) decrease in prepaid expenses                                28,148         (7,873)
      Decrease (increase) in deposits                                        61,502        (20,864)
      Decrease (increase) in other assets                                    50,000        (54,062)
      Impairment loss on furniture and equipment                            956,305
      Impairment of distribution network and related goodwill, net of
        accumulated amortization of $33,000                               3,226,637              0
      Unrealized  (gain) loss on securities available for sale               12,607        (21,751)
      Increase in accounts payable
         and accrued expenses                                             1,589,928          4,476
      Increase in accrued salaries payable                                  123,204
  Cash flows used by reorganization items                                (5,634,421)             0
                                                                        -----------    -----------

Net cash used in operating activities                                    (3,215,512)    (3,039,101)
                                                                        -----------    -----------


Investing Activities:


  Purchase of furniture and equipment                                      (932,310)       (54,692)
  Purchase of distribution network and related goodwill                  (3,259,637)             0


  Purchase of building and land                                          (1,000,000)             0

  Loan from related party                                                    30,000        120,000
  Decrease in investment in and advances to
    unconsolidated subsidiary                                                     0        348,016
  Purchase of securities available for sale                                       0        (30,463)
  Proceeds from maturity of securities available- for-sale                        0      1,678,200
  Proceeds from sales of securities available-for-sale                       28,365              0
  Proceeds from sale of investment in
    unconsolidated subsidiary                                                     0      3,189,281
                                                                        -----------    -----------

Net cash (used) provided by investing activities                         (5,133,582)     5,250,342
                                                                        -----------    -----------

See accompanying notes to the consolidated financial statements.

                            IMX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
                               FOR THE YEARS ENDED
                           DECEMBER 31, 2000 AND 1999

                                                                            2000           1999
                                                                        -----------    -----------
Financing Activities:

  Net proceeds from notes payable                                         2,603,175              0
  Net proceeds from loans payable                                            66,000              0
  Proceeds from sale of common stock                                      2,721,250              0
  Increase in stock recission payable                                       488,300              0
  Net proceeds from (repayments of) capital lease payable                    (7,792)         7,792
  Conversion of loan receivable to treasury stock                                 0       (125,400)
  Release from recourse obligation                                                0       (269,705)
  Transfer of redeemed common stock to treasury stock                             0         70,000
  Proceeds from exercise of common stock options                                  0          5,000
  Purchase of treasury stock                                                      0        (24,997)
                                                                        -----------    -----------

Net cash (used) provided by financing activities                          5,870,933       (337,310)
                                                                        -----------    -----------

Net increase (decrease) in cash and cash equivalents                     (2,478,161)     1,873,931

Cash and cash equivalents - beginning of year                             2,497,791        623,860
                                                                        -----------    -----------

Cash and cash equivalents - end of year                                 $    19,630    $ 2,497,791
                                                                        ===========    ===========

==================================================================================================
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

  Cash paid for interest                                                $     9,631    $    13,584
  Cash paid for income taxes                                            $         0    $    19,264
==================================================================================================

==================================================================================================
SUPPLEMENTAL SCHEDULE OF NON CASH ACTIVITIES

  Preferred stock issued in lieu of cash for dividends payable
    on preferred stock                                                  $         0    $    43,400
  Conversion of loan receivable to treasury stock                       $         0    $   125,400
  Conversion of preferred stock to common stock                         $         0    $       882
==================================================================================================

See accompanying notes to the consolidated financial statements.

                        IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000

NOTE 1 -    NATURE OF BUSINESS

            IMX Pharmaceuticals, Inc. (the "Company"), formerly IMX Corporation, was organized under the laws of the State of Utah on June 2, 1982. The Company changed its name to IMX Pharmaceuticals, Inc. on June 30, 1997. The consolidated financial statements include the accounts of the Company and its subsidiaries, imx-eti Life Partners, Inc. ("imx-eti"), Sarah J. Inc. ("Sarah J."), Proctozone, Inc. (`Proctozone"), Podiatrx, Inc. ("Podiatrx") and Select Benefits, Inc. ("Select Benefits"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

            On June 16, 2000 the Company signed an agreement with Pure Distributors' Inc. d/b/a Envion International to become the exclusive worldwide distributor of all

                        IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000

NOTE 1 -    NATURE OF BUSINESS (CONT'D)

            Envion's products. The main products include meal replacement bars and nutritional supplements marketed under the labels of BioZone and Envitamins. Envion's products are now marketed through its WellnessShop.com web site and companion catalogue, both of which were to be operated by the Company as of the completion of the agreement. The Company was to pay a fee to Envion for the distributorship of $185,000 during 2000, $86,000 during 2001, and $66,000 during 2002 and each year thereafter.

            The Company also acquired Envions entire current product inventory for $750,000 payable monthly over two years. The Company agreed to purchase all of its requirements for Envion products from Envion.

            The Company had an option to purchase all of Envion's rights to its products, customer lists and various other contract rights for $200,000. If the option were exercised, the fees paid in connection with the Distribution Agreement would be cancelled; the Company would no longer be required to purchase its requirements from Envion, and would only pay Envion royalties based on its purchase of Envion products from the manufacturers thereof. The exercise date of the option was any time after February 1, 2001. The Company has not exercised the option.

            On June 15, 2000 the Company purchased all the stock of Select Benefits Corporation for a three-year note in the amount of $189,510 and 100,000 shares of its common stock. Select Benefits has now changed its name to IMX Select Benefits Corporation. Select Benefits provides discount health care memberships that provide discounts of 10% to 60% for prescription drugs, vision care, dentistry, chiropractic, hearing and other health related benefits. Sales and expenses in connection with Select Benefits for the initial period ended December 31, 2000 were not material.

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

                        IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000

NOTE 1 -    NATURE OF BUSINESS (CONT'D)

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

            The numerous acquisitions described above required the Company to raise approximately $1,500,000 in asset based financing to achieve the results forecast by its business plan. The Company was not able to obtain the financing. The Company experienced delays in consolidating its operations in Boca Raton, Florida and Elbow Lake, Minnesota, resulting in expenses that exceeded its current revenues. Consequently, the Company's cash flow generated was insufficient to sustain operations and pay its creditors. Accordingly, the Company decided to file a chapter 11 bankruptcy petition for the Company and imx-eti Life Partners' Inc. on November 20, 2000 (the "Petition Date").

                        IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000

NOTE 1 -    NATURE OF BUSINESS (CONT'D)

            On December 1, 2000 the Company entered into an agreement with Dri-Kleen Inc. (Dri-Kleen) whereby Dri-Kleen would operate the business of marketing Dri Wash N' Guard products and other non Dri-Wash products. Dri-Kleen will operate the voice-mail, e-mail and toll free numbers. The operation of the business also includes payment by Dri-Kleen, Inc. of all operational expenses including those associated with the Elbow Lake, Minnesota facility. As remuneration for its services Dri-Kleen will receive ninety-seven percent of the net sales, defined as retail sales less forty percent, during the agreement term from all sales generated through its operation of the Dri Wash N Guard business and the other non Dri-Wash products. The Company will receive three percent of all net commissionable sales. The agreement may be terminated by any party with ninety days written notice to the other party. The Company may, however, terminate the agreement at any time for cause, which includes the failure of Dri-Kleen or its nominee to make any and all payments due to the Company under the terms of the agreement.

            On December 27, 2000 the bankruptcy court entered an order authorizing the joint administration of IMX Pharmaceuticals, Inc. (the parent) and imx-eti's respective bankruptcy cases. The other subsidiaries Sarah J, Proctozone, Podiatrix and Select Benefits are not a party to the bankruptcy proceedings.

NOTE 2 -    SUBSEQUENT EVENT

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

            Subsequent to the filing of the bankruptcy case it became evident that the Company could not sustain itself as an entity to assist in the operation of the subsidiaries respective businesses- the sole source of its revenues. The Company sought offers for recapitalization of the business and each of the subsidiaries'

                        IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000

NOTE 2 -    SUBSEQUENT EVENT (CONT'D)

            businesses by third parties. The Company received two expressions of interest, only one of which, in the opinion of the Company's management was substantial. The appeal to the two parties who expressed an interest in investing in the Company was based primarily on its status as a public company. Consequently, there is no value in the assets of the Company to provide a return to unsecured creditors and if the Company were liquidated, after payments are made to the secured creditors and priority and administrative creditors, there would be no property available for distribution to unsecured creditors. In the opinion of management, the only substantial offer was received from Cater Barnard, plc ("Cater Barnard"). Management determined that the value to be invested in the Company is substantially in excess of the Company's value as a going concern or on a liquidation basis. The Company has filed a plan of reorganization with the United States Bankruptcy Court, Southern District of Florida dated May 23, 2001 pursuant to section 1125 of Title 11 of the United States Code. (The "Bankruptcy code"). The plan is currently pending approval of the United States Bankruptcy Court.

            On July 8, 2000, 1,300,000 shares of common stock were issued to approximately thirteen (13) individuals at $.38 per share. Based upon the subsequent discovery of materially erroneous information concerning the volume of sales, the issuance of the stock was rescinded on November 5, 2000, by the Company's board of directors for five (5) of the individuals holding 435,638 shares of common stock. The Company lacked the funds to pay the individuals affected and therefore the liabilities created by the rescission was recorded as stock rescission payable. Subsequent to the Petition Date, The Company's board of directors resolved to rescind the issuance of the balance of 849,362 shares of common stock and the schedules will be amended to reflect these individuals and entity as unsecured creditors. One individual who was issued 15,000 shares elected to not participate in the recission.

            In October 2000 the Company purchased fromVoyagerIT.com (f/k/a Enviro-Tech.com plc) debt owed to VoyagerIT.com from Enviro-Tech International, Inc. (the "Debt"). The purchase price for the Debt was $500,000. In satisfaction of payment the Company issued 500,000 shares of the Company's common stock, $0.001 par value, at an issue price of $1.00 per share (the "Pledged shares").

            Terms of the purchase agreement include that should VoyagerIT.com realize net sales proceeds totaling $500,000 by selling fewer than all the Pledged shares,

                        IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000

NOTE 2 -    SUBSEQUENT EVENT (CONT'D)

            VoyagerIT.com would renounce its rights to the remainder of the Pledged shares and surrender them to the Company for cancellation or otherwise deal with them as mutually agreed to by the parties.

            If by July 1, 2001, the sum of the aggregate net proceeds of sale of the Pledged shares sold by VoyagerIT.com and the value of the retained Pledged shares (the "Sum") is less than $500,000 the Company agreed to pay immediately to VoyagerIT.com an amount equal to the shortfall between the Sum and $500,000. The value of the Pledged shares retained was to be taken as the average closing bid on the last 20 trading days before July 1, 2001.

            On September 5, 2001 a motion was brought to the bankruptcy court to dismiss imx-eti Life Partners, Inc.'s petition for bankruptcy. The bankruptcy court granted the motion on September 10, 2001.

NOTE 3 -    GOING CONCERN

            The company has incurred operating losses for each of the last four years ended December 31, 1997, 1998, 1999 and 2000. The Company's current liabilities exceed its current assets by $4,129,905 and its total liabilities exceed its total assets by $3,894,253. These matters raise substantial doubt about the ability of the Company to continue as a going concern. The Company's continuance will be dependent on the ability to restructure its operations to achieve profitability in the near term and its ability to raise sufficient debt or equity capital to fund continuing operations until such restructuring is completed.

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

                        IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000

NOTE 4 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

            losses realized from the sale of investment securities are computed using the specific-identification method.

            Accounts Receivable

            Management has evaluated the Accounts Receivable and believes that a significant amount are uncollectable. The Company has provided an allowance for doubtful accounts in the amounts of $50,000 and $27,494 for the years ended December 31, 2000, and 1999, respectively.

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

                        IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000

NOTE 4 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

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

            Convertible preferred stock, certain common stock options and common stock warrants were excluded from the computations of net loss per share for the years periods ended December 31, 1999 and 2000 because the effect of their inclusion would be anti-dilutive.

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

            The following methods and assumptions were used in estimating the fair value disclosure for financial instruments:

            Cash and Cash Equivalents, Accounts and Loan Receivable, Accounts Payable, Accrued Expenses and Notes Payable - the carrying amounts reported in the

                        IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000

NOTE 4 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

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

            In April,1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, "Reporting for the Costs of Start-Up Activities", ("SOP 98-5"). The Company is required to expense all start-up costs related to new operations as incurred. In addition, all start-up costs that were capitalized in the past must be written off when SOP 98-5 is adopted. The Company's adoption

                        IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000

NOTE 5 -    RECENT ACCOUNTING (CONT'D)

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

NOTE 6 -    SECURITIES AVAILABLE FOR SALE

            Securities available for sale consist of shares of common stock in Hydron Technologies, Inc. ("Hydron"). At December 31, 2000 and 1999, the cost basis of $10,972 and $30,463 of the common stock in Hydron exceeded the market value by $9,144 and $21,751 respectively.

NOTE 7 -    INVENTORIES

            Inventories consisted of the following:

                                               December 31,   December 31,
                                               ------------  --------------
                                                  2000           1999
                                               ------------  --------------
                                               Other Assets  Current Assets
                                               ------------  --------------

            Finished goods                       $ 94,264        $237,195
            Work-in-process                             0          16,969
            Packaging supplies                     15,736         303,429
                                                 --------        --------

            Total                                $110,000        $557,593
                                                 ========        ========

                        IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000

NOTE 8 -    INVENTORY HELD AS NONCURRENT ASSET

            As of December 31, 2000 the Company held inventory of $110,000 shown on the balance sheet as a non-current asset. In the opinion of management, inventory held is not expected to be sold currently.

NOTE 9 -    SUBSTANTIAL LOSSES FROM APPLICATION OF LOWER OF COST OR MARKET RULE

            During 2000, the Company significantly reduced its production and marketing efforts in connection with several of its products. This decision was based on the projected continued loss of market share for these products and the inability to deliver product on a timely basis. All of the IMX & imx-eti Life Partners Inc. inventory was not in physical control of The Company. Management does not have sufficient resources to pursue control of this inventory and has abandoned it.

            The value of the inventories of Sarah J, Proctozone, and Podiatrix have been significantly reduced due to The Company's diminished capability to market and distribute its products. Management has reduced these inventories to their estimated liquidation value. Accordingly at December 31, 2000 the inventories listed below have been written down to their estimated net realizable value and results of operations for 2000 include a corresponding charge of $2,090,484.

                                                             Estimated          Loss on
                                            Carrying       Net Realizable    Write down of
            Company                           Value            Value           Inventory
            -------                           -----            -----           ---------
            IMX Pharmaceuticals, Inc.       $   18,295       $     --          $   18,295
            imx-eti  Life Partners, Inc.     1,528,289             --           1,528,289
                                            ----------       --------          ----------

            Reorganization items            $1,546,584       $     --          $1,546,584
                                            ==========       ========          ==========

            Sarah J. Inc.                      453,992        100,000             353,992
            Proctozone, Inc.                    80,390          5,000              75,390
            Podiatrx, Inc.                     119,518          5,000             114,518
            Select Benefits Inc.                    --                                 --
                                            ----------       --------          ----------
                                            $  653,900       $110,000          $  543,900
                                            ==========       ========          ==========

                        IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000

NOTE 10 -   PROPERTY AND EQUIPMENT

            Property and equipment consisted of the following:

                                                    December 31,   December 31,
                                                    ------------  --------------
                                                       2000           1999
                                                    ------------  --------------

            Building & Land                         $ 1,000,000             0
            Computers and office equipment                    0       193,997
            Furniture, fixtures and improvements              0        91,132
                                                    -----------     ---------

                                                      1,000,000       285,129
            Less: accumulated depreciation and
                         amortization                    (9,989)     (179,216)
                                                    -----------     ---------
            Property and equipment, net of
              accumulated depreciation              $   990,011     $ 105,913
                                                    ===========     =========

NOTE 11-    IMPAIRMENT OF ASSETS HELD AND USED

            During 2000 the assets listed below were deemed to be impaired and written down to their fair market value. Fair value, which was determined by reference to the present value of the estimated future cash inflows of such assets, exceeded their carrying value by $893,733. An impairment loss of that amount has been charged to operations in 2000.

                                                  Machy and  Furniture and  Leasehold                                Other
Company:                           Totals         equipment     fixtures   Imprvements      Land      Buildings      assets
--------                           ------         ---------     --------   -----------      ----      ---------      ------
IMX Pharmaceuticals, inc        $   296,071     $   219,937     $ 54,533     $ 21,601     $      0    $       0     $      0
imx-eti  Life Partners, Inc.      1,818,157         780,862        7,114            0      150,000      850,000       30,181
Sarah J., Inc.                      125,072         106,688            0            0            0            0       18,384
Proctozone, Inc.                          0               0            0            0            0            0            0
Podiatrx, Inc.                        8,319               0            0            0            0            0        8,319
Select Benefits, Inc.                     0               0            0            0            0            0            0
                                -----------     -----------     --------     --------     --------    ---------     --------

Totals                            2,247,619       1,107,487       61,647       21,601      150,000      850,000       56,884

Less: Accumulated
            depreciation           (363,875)       (268,353)     (35,292)     (18,314)           0       (9,989)     (31,927)
                                -----------     -----------     --------     --------     --------    ---------     --------

Net book value                    1,883,744         839,134       26,355        3,287      150,000      840,011       24,957

Less: Valuation
               allowance           (893,733)       (839,134)     (26,355)      (3,287)           0            0      (24,957)
                                -----------     -----------     --------     --------     --------    ---------     --------

Net relizable value             $   990,011     $         0     $      0     $      0     $150,000    $ 840,011     $      0
                                ===========     ===========     ========     ========     ========    =========     ========

                        IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000

NOTE 11-    IMPAIRMENT OF ASSETS HELD AND USED (CONT'D)

            Management has established valuation allowances for these assets based on the following circumstances:

            Machinery, Equipment, Furniture and Fixtures

            IMX and IMX-ETI:

            These assets were not in physical control of The Company. Management does not have sufficient resources to pursue control of these assets and therefore abandoned them.

            Sarah J, Proctozone, Podiatrix:

            These assets have been taken out of service and are expected to provide no further economic benefits.

            Leasehold Improvements:

            IMX

            The Company abandoned its leasehold improvements at the expiration of their Boca Raton, Florida corporate office lease term.

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

                        IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000

NOTE 12 -   WRITE OFF OWING TO IMPAIRMENT OF DISTRIBUTION NETWORK

            During 2000, the Distribution network that was acquired in the purchase of imx-eti Life Partners, Inc. was deemed to be impaired. See Note 11 for details regarding the write down of said asset to its fair value. In addition goodwill with a carrying value of $1,226,637 which arose in connection with the acquisition of imx-eti Life Partners, Inc. has been written down to zero. The write-off of goodwill is included in the 2000 income statement as part of the Loss on Impairment of Distribution Network.

NOTE 13 -   LIABILITIES SUBJECT TO COMPROMISE

            On November 20, 2000, IMX Pharmaceuticals Inc. and imx-eti Life Partners, Inc. (The "Debtors") filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Southern District of Florida. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-possession. The creditor's claims are reflected in the December 31, 2000 balance sheet as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the debtors assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Debtors' property, plant and equipment.

Note 14-    UNRECORDED LIABILITY

            The Debtors' received approval from the Bankruptcy Court to pay or otherwise honor certain of their prepetition obligations, including employee wages. The Debtors have determined that there is insufficient collateral to cover the interest portion of scheduled payments on their prepetition debt obligations. Contractual interest on those obligations is estimated at $96,000, which is approximately $ 86,000 more than reported interest expense; therefore, the Debtor has discontinued accruing interest on these obligations.

                        IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000

Note 15 -   REORGANIZATION ITEMS

            Reorganization items are comprised of:

                                                 IMX                   imx-eti
                                           Pharmaceuticals, Inc.  Life Partners, Inc.     Total
                                           ---------------------  -------------------     -----
            Loss on write off of equipment     $  101,036             $  747,664       $  848,700
            Loss on write off of
              Distribution Network                                     3,226,637        3,226,637
            Loss on write down of inventory        18,295              1,528,289        1,546,584
            Professional Fees                       6,250                  6,250           12,500
                                               ----------             ----------       ----------

                                               $  125,581             $5,508,840       $5,634,421
                                               ==========             ==========       ==========

NOTE 16 -   INCOME TAXES

            The provision for income taxes in the consolidated statements of operations is as follows:

                                                December 31,   December 31,
                                                ------------  --------------
                                                   2000           1999
                                                ------------  --------------

            Current:
              Federal                              $    0        $    0
              State                                     0             0
                                                   ------        ------
                                                   $    0        $    0
                                                   ======        ======
            Deferred:
              Federal                              $    0        $    0
              State                                     0             0
                                                   ------        ------
                                                   $    0        $    0
                                                   ======        ======

                        IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000

NOTE 16 -   INCOME TAXES (CONT'D)

            Applicable incomes taxes for financial reporting purposes differ from the amounts computed by applying the statutory federal and state income tax rates as follows:

            Tax (benefit) at statutory rate                 $ 3,570,000        $ 185,800
            Increase (decrease) in tax
              resulting from:
            State income tax, net of federal tax benefit        610,000           31,500
            Other                                                     0                0
            Increase (decrease) in
              valuation allowance                            (4,180,000)        (217,300)
                                                            -----------        ---------

            Income taxes                                    $         0        $       0
                                                            ===========        =========

            The approximate tax effects of temporary differences that give rise to the deferred tax assets and deferred tax (liabilities) are as follows:

                                                      December 31,      December 31,
                                                      ------------     --------------
                                                         2000              1999
                                                      ------------     --------------
            Fair value of common stock options and
              warrants                                $          0       $ 130,889
            Start-up costs                                       0         139,100
            Depreciation and amortization                        0         (71,700)
            Other                                                0          12,000
            Net operating loss carry forwards           11,093,000         641,700
                                                      ------------       ---------

                                                        11,093,000         851,989

            Less: valuation allowance                  (11,093,000)       (851,989)
                                                      ------------       ---------

            Total net deferred tax asset              $          0       $       0
                                                      ============       =========

                        IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000

NOTE 16 -   INCOME TAXES (CONT'D)

            At December 31, 2000, the Company had net operating loss carryforwards of approximately $ 11,093,000 for income tax purposes. Those losses are available for carryforward for periods ranging from fifteen to twenty years, and will expire beginning in 2011. Any future significant changes in ownership of the Company may limit the annual utilization of the tax net operating loss carryforwards.

NOTE 17 -   CAPITAL STOCK

            Common stock

            Common stock has one vote per share for the election of directors. All other matters are submitted to a vote of stockholders. Shares of common stock do not have cumulative voting, preemptive, redemption or conversion rights.

            At December 31, 1999 and 2000, the Company had reserved 3,538,216 and 874,641 shares of common stock respectively for issuance relating to unexpired options and warrants.

NOTE 18 -    STOCK OPTIONS

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

                        IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000

NOTE 18 -    STOCK OPTIONS

            A summary of the Company's stock option activity is as follows:

            Options outstanding,
               beginning of period              1,485,000             $   2.46          1,350,000             $   2.71
            Granted                               400,000                 1.00            234,500                 1.73
            Exercised                                  --                   --             (5,000)                1.75
            Forfeited/canceled                 (1,365,000)                2.36            (94,500)                4.31
            ----------------------------------------------------------------------------------------------------------

            Outstanding at end of
              period                              520,000             $   1.61          1,485,000             $   2.46
            ----------------------------------------------------------------------------------------------------------

            ==========================================================================================================
            Exercisable at end of
              period                              520,000             $   1.61          1,560,100             $   2.55

            ==========================================================================================================
            Weighted average fair
              market  value of
              options granted
              period                                                  $     --                                $   0.85
            ==========================================================================================================

            A summary of the Company's fixed stock options outstanding is as follows:

                                              Weighted
                                              Average
                                              Remaining         Weighted                            Weighted
Range of                      Options        Contractual        Average         Options             Average
Exercise Price              Outstanding     Life in Years    Exercise Price     Exercisable      Exercise Price
---------------------------------------------------------------------------------------------------------------
December 31, 1999
---------------------------------------------------------------------------------------------------------------
     $0.75 - 0.99              20,000             9.75            $ 0.75              20,000          $ 0.75
     $1.00 - 3.00           1,175,500             7.24              1.64           1,021,750            1.62
     $3.87 - 4.00             270,000             7.99              4.00             270,000            4.00
     $4.78 - 6.50             256,475             7.56              5.03             248,350            4.97
---------------------------------------------------------------------------------------------------------------

     $0.75 - 6.50           1,721,975             7.43              2.49           1,560,100            2.55
---------------------------------------------------------------------------------------------------------------

December 31, 2000
---------------------------------------------------------------------------------------------------------------
        $1.00                 300,000             5.76            $ 1.00             300,000          $ 1.00
     $1.75 - 2.50             220,000             5.88              2.40             210,000            2.40
---------------------------------------------------------------------------------------------------------------

     $0.75 - 6.50             520,000             5.81              1.59             510,000            1.58
---------------------------------------------------------------------------------------------------------------

                        IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000

NOTE 18 -    STOCK OPTIONS (CONT'D)

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

            Under the accounting provisions of SFAS 123, the Company's net income (loss) and income (loss) per share would have changed to the pro forma amounts indicated below:

                                                           Year Ended               Year Ended
                                                       Ended December 31,        Ended December 31,
                                                       ------------------        ------------------
                                                              2000                     1999
                                                       ------------------        ------------------
            Net income (loss) applicable to
              common stockholders
                As reported                               $  (9,441,018)            $   534,532
               Pro forma                                  $  (9,441,018)            $   264,499
            Income (loss) per  share - basic
                As reported                               $       (1.48)            $      0.11
               Pro forma                                  $       (1.48)            $      0.05
            Income (loss) per  share - diluted
                As reported                               $       (1.48)            $      0.10
               Pro forma                                  $       (1.48)            $      0.05

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

                      FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000

NOTE 19 -   STOCK WARRANTS

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

            On March 31, 1999, in connection with the Company's 1997 Private Placement of convertible preferred stock (Note 13), 88,160 (76,750 original shares, plus 11,410 shares issued in lieu of cash as preferred stock dividends) shares outstanding at March 31, 1999 were converted into ten shares of common stock and warrants to purchase ten shares of common stock at any time during the period ending July 2002 for $6.50 per share. As of December 31, 2000 no warrants to purchase common stock have been exercised.

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

                        IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000

NOTE 19 -   STOCK WARRANTS (CONT'D)

            In connection with notes payable issued during 1997, as of December 31, 1998, warrants to purchase 85,120 shares of common stock have been issued. Also, in connection with February, 1998 closing of the October, 1997 Private Placement, warrants to purchase 20,180 shares of common stock were issued to placement and selling agents. Each of the warrants mentioned above has an exercise price of $3.50 per share, and expires five years from the date of issuance. As of December 31, 1998 and 1999, no warrants have been exercised. The aggregate number of common shares reserved for issuance upon the exercise of warrants is 354,641 as of December 31, 2000. The expiration date and exercise prices of the outstanding warrants are as follows:

                       Outstanding         Expiration         Exercise
                         Warrants             Date             Price
                       -----------         ----------         --------

                         58,000               2001         $         2.50
                        132,863               2002            1.75 - 4.75
                        163,778               2003            1.75 - 3.50

NOTE 20 -   NET INCOME (LOSS) PER COMMON SHARE

            The following table sets forth the computation of basic and diluted net loss per common share:

                                                           Year ended             Year Ended
                                                        December 31, 2000      December 31, 1999
                                                        -----------------      -----------------
            Numerator:
            Numerator for basic and diluted
              Loss per share available
                to common stockholders                     $(9,441,018)            $  534,532
                                                           -----------             ----------

            Denominator:
              Denominator for basic loss per
                share-weighted-average shares                6,392,929              4,998,508
              Effect of dilutive securities:
                Common stock options                                 0                330,748
                                                           -----------             ----------

              Denominator for diluted loss per
                share-adjusted weighted average
                shares and assumed conversions               6,392,929              5,329,256
                                                           -----------             ----------

            Basic net loss per common share                $     (1.48)            $     0.11
                                                           -----------             ----------

            Diluted net loss per common share              $     (1.48)            $     0.10
                                                           -----------             ----------

                        IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000

NOTE 20 -   NET INCOME (LOSS) PER COMMON SHARE (CONT'D)

            Net loss per common share is calculated by dividing the net loss by the weighted-average shares of common stock and common stock equivalents outstanding during the period. Excluded from the computation of net loss per common share - diluted at December 31, 1999 and 2000, were outstanding options of 1,679,475 and 1,679,475, and warrants to purchase 1,816,241 and 0 shares of common stock respectively, at exercise prices ranging from $2.50 to $6.50, because to do so would be anti-dilutive.

NOTE 21-    RELATED PARTY TRANSACTIONS

            During 1999, the Company made advances to Shalom Yall, a company affiliated to the President. The balance due the Company at December 31, 1999 and 2000, totaled $31,153 and $ 0 respectively.

            During 2000, the Company received advances from related parties. The balances due to these related parties as of December 31, 2000 were as follows:

                                        Loans               Notes
            Relationship               Payable             Payable
            ------------               -------             -------

            Officers                   $ 53,500            $101,134
            Oficer's sister                   0              12,500
                                       --------            --------

                                       $ 53,500            $113,634
                                       ========            ========

NOTE 22 -   COMMITMENTS AND CONTINGENCIES

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

                        IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000

NOTE 22 -   COMMITMENTS AND CONTINGENCIES (CONT'D)

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

                        IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000

NOTE 22 -   COMMITMENTS AND CONTINGENCIES (CONT'D)

            Dri-Kleen, Inc.

            A disputed payable in the approximate amount of $ 1,475,000 has been asserted by Dri-Kleen, Inc. related to the acquisition of imx-eti. Management believes that this matter will be resolved as part of the bankruptcy proceedings and the exact amount of the liability, if any, is indeterminate therefore no accrual has been made.

            Accrued Salaries Payable,  Pre-petition

            The Bankruptcy Court limits the amount of pre-petition accrued salaries that may be classified as "not subject to compromise" to $4,340 per employee (the "Limit"). Any amount due an employee above this Limit (the "Over Limit Amount") is deemed a "liability subject to compromise" and will be subject to the same settlement terms as the other creditors within this class. The Over Limit Amount as of December 31, 2000 was $29,791. The payroll taxes related to the Over Limit Amount are deemed "liabilities not subject to compromise". The Over Limit Amount payroll taxes are estimated at $2,979 and are included in the Accrued payroll taxes, pre-petition of $6,753.

NOTE 23 -   CAPITAL LEASE PAYABLE

            The Company was a lessee under a capital lease of equipment from an unrelated third party. The lease agreement called for 36 equal monthly payments of $241 with a final fixed purchase price of $1 at the end of the lease. The asset and liability under this capital lease was valued at a fair market value of approximately $8,000. The asset was being depreciated over its estimated useful life of 5 years. In 2000, the capital lease was assumed by a third party and The Company was relieved of any further obligation.

                                               2000               1999
                                             --------            -------

            Total capital lease payable      $      0            $ 7,792
            Less: Current portion                   0             (2,896)
                                             --------            -------

            Total capital lease
              payable - noncurrent           $      0            $ 4,896
                                             ========            =======

                        IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000

NOTE 24 -   CASH BALANCES

            The Company maintains its cash balances at various financial institutions. The balances at these institutions are insured by the Federal Deposit Insurance Corporation up to $100, 000 per account. Uninsured balances as of December 31, 1999 and December 31, 2000, were approximately $2,460,000 and $0, respectively.


NOTE 25-    OTHER RECEIVABLES

            Other receivables are as follows:

                                                        December 31,        December 31,
                                                           2000                1999
                                                           ----                ----
            Not subject to bankruptcy proceedings:
            --------------------------------------
            Shalom Y'all                                  $      0            $30,377
            Other                                                                 776
                                                          --------            -------

            Total                                         $      0            $31,153
                                                          ========            =======

            Subject to bankruptcy proceedings:
            ----------------------------------

            Due from Dri-Kleen, Inc.                      $500,000            $     0
            Other                                            1,703                  0
                                                          --------            -------

            Total                                         $501,703            $     0
                                                          ========            =======

            The $500,000 due from Dri-Kleen Inc. is composed of approximately $400,000 in loan debt, $30,000 of accrued interest on the debt and $160,000 of expenses paid by the Company on behalf of Dri-Kleen, Inc.

                        IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000

NOTE 26 -   NOTES PAYABLE

            Notes payable consist of the following as of December 31, 2000:

                                                                    PARTIALLY
                                                      FULLY         SECURED OR
                                                     SECURED        UNSECURED
                                                    ---------      -----------

            Non-interest bearing promissory note
            payable, Pure Distributors, Inc.
            d/b/a Envion International, payable
            in 24 monthly installments of
            $31,250 principal only                   $      0      $   718,750

            Promissory note payable, Wachovia
            Bank, N.A., bearing Interest at 9.5%
            per annum, payable in 24 monthly
            installments of $8,851 principal and
            interest.                                       0          175,038

            Non-interest bearing promissory note
            payable, Dri-Kleen, Inc. d/b/a
            Enviro-Tech International, related
            to the purchase of inventory. The
            note is payable as the related
            inventory is sold by The Company
            with the balance due and payable 90
            days from the inception of the note.            0          600,000

            Non-interest bearing promissory note
            payable, Vitaquest International,
            Inc. payable in 12 monthly
            installments of $6,000 in the first
            year commencing August 1, 2000,
            followed by 12 monthly installments
            of $7,000 commencing August 1, 2001,
            then increasing to monthly
            installments of $8,000. commencing
            August 1, 2002 and continuing until
            the note is paid in full. All
            overdue amounts are subject to a 5%
            penalty.                                        0          192,000

                        IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000

NOTE 26 -   NOTES PAYABLE (CONT'D)

                                                                    PARTIALLY
                                                      FULLY         SECURED OR
                                                     SECURED        UNSECURED
                                                    ---------      -----------

            Promissory note payable, Community
            First National Bank, bearing
            interest at 5% per annum, payable in
            24 monthly installments of $6,250
            principal and interest with balloon
            payments as follows:

            November 2001           $  75,000
            August 2002             $ 250,000         632,637                0
            August 2003             $ 132,637

            Non-recourse note payable, Select
            Benefits, Inc. monthly installments
            equal to 15% of sales from a select
            group of clients that pre-existed
            the acquisition date (Note 1) The
            note paydown is estimated at $60,000
            per year.                                       0          188,909

            Non-interest bearing note payable,
            Marc Balmuth, with no stated
            repayment terms.                                0           20,000

            Non-interest bearing notes
            payable, William Forster, with no
            stated repayment terms.                    97,000            4,134

                        IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000

NOTE 26 -   NOTES PAYABLE (CONT'D)

                                                                    PARTIALLY
                                                      FULLY         SECURED OR
                                                     SECURED        UNSECURED
                                                    ---------      -----------

            Non-interest bearing note payable,
            Jo Ann Forster, with no stated
            repayment terms                            12,500                0

            Non-interest bearing loan payable,
            Distributors, with no stated
            repayment terms                                 0            4,707
                                                    ---------      -----------

            Total Notes and Loans Payable             742,137        1,903,538

            Less Current Portion                     (425,000)      (1,350,172)
                                                    ---------      -----------

            Non Current Portion                     $ 317,137      $   553,366
                                                    =========      ===========

NOTE 27 -   SALES TAX PAYABLE

            As of December 31, 2000 imx-eti Life Partners, Inc. estimated an unpaid sales tax liability in excess of $195,000. At the Board of Directors meeting of November 5, 2000 the Board approved a resolution to indemnify the Company's Officers against any claim made or successfully asserted against any Company Officer for any unpaid sales or other tax liability and the costs of defending against the claim.

            Additionally the Company resolved that if a claim of personal tax liability for which indemnification may be sought against the Company is asserted, the Company Officer shall advise IMX to that effect and shall thereafter permit IMX to participate at its sole expense in the negotiation and settlement of that claim and to join in or assume the defense of any legal action arising there from with counsel selected by IMX and reasonably satisfactory to the Company Officer. The Company Officer may implead IMX in any action that is subject to indemnity.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    IMX PHARMACEUTICALS, INC. (DIP)

                                    By:      /s/ William A. Forster
                                        ---------------------------------------
                                    William A. Forster, Chief Executive Officer
                                    Date: September 30, 2001


Signature                              Title                       Date
---------                              -----                       ----
    /s/ William A. Forster      Chief Executive Officer
----------------------------    and Chairman of the Board     September 30, 2001
William A. Forster

   /s/ Leonard F. Kaplan         Chief Financial
----------------------------     and Accounting Officer       September 30, 2001
Leonard F. Kaplan