Form 10QSB
period 2001-03-31
IMX PHARMACEUTICALS INC
filed 2001-10-25
CIK 1051059

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(Mark One)

/X/ Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

/ / Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _______________ to_________.

                         Commission File No. 000-30294.
                                             ----------

                            IMX PHARMACEUTICALS, INC.
                 ---------------------------------------------
                 (Name of Small Business Issuer in its Charter)

             Utah                                        87-0394290
-------------------------------------     --------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

1900 Corporate Boulevard, Suite 400 E, Boca Raton, Florida             33431
-----------------------------------------------------------        ------------
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

       Item 1. Financial Statements

1-3 Consolidated Balance Sheets as of December 31, 2000 (audited) and March 31, 2001 (unaudited)

4 Consolidated Statements of Operations for the Three Months Ended March 31, 2001 (unaudited) and March 31, 2000 (unaudited).

5        Consolidated Statements of Changes In Stockholders' Equity

6 Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 (unaudited) and March 31, 2000 (unaudited).

7-37     Notes to Consolidated Financial Statements (unaudited)

       Item 2.  Management's Discussion and Analysis or Plan of Operation

38-41    Text

                 Part II.         Other Information

41       Item 2(c). Recent Sales of Unregistered Securities

                            IMX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                        (Unaudited)             (Audited)
                                                                         March 31,            December 31,
                                                                           2001                   2000
                                                                     --------------         ---------------
CURRENT ASSETS:

       Not Subject to Bankruptcy Proceedings:

         Cash and cash equivalents                                      $    4,779           $   10,414
         Accounts receivable (net of allowance for
            doubtful accounts of $50,000 and $50,000)                        3,124               10,510
                                                                        ----------           ----------
           Current Assets, Not Subject
             to bankruptcy proceedings                                       7,903               20,924
                                                                        ----------           ----------

         Subject to Bankruptcy Proceedings:

         Cash and cash equivalents                                             445                9,216
         Securities available for sale                                       2,779                1,828
         Other receivables                                                 501,288              501,703
         Prepaid expenses and other                                         18,583               18,583
                                                                        ----------           ----------
           Current Assets,  Subject
             to bankruptcy proceedings                                     523,095              531,330
                                                                        ----------           ----------

                Total Current Assets                                       530,998              552,254
                                                                        ----------           ----------

PROPERTY AND EQUIPMENT:

       Subject to Bankruptcy Proceedings:

         Building and Land, (net of accumulated
           depreciation of $15,437 and $ 9,989)                            984,563              990,011
                                                                        ----------           ----------

                Total Property and Equipment                               984,563              990,011
                                                                        ----------           ----------
OTHER ASSETS:

       Not Subject to Bankruptcy Proceedings:

         Inventories in excess of amounts expected
           to be sold currently                                            108,042              110,000
                                                                        ----------           ----------
           Total Other Assets, Not Subject
             to bankruptcy proceedings                                     108,042              110,000
                                                                        ----------           ----------

        Subject to Bankruptcy Proceedings:

         Deposits and other                                                  6,144                6,144
                                                                        ----------           ----------
           Total Other Assets,  Subject
             to bankruptcy proceedings                                       6,144                6,144
                                                                        ----------           ----------

                Total Other Assets                                         114,186              116,144
                                                                        ----------           ----------

                  TOTAL ASSETS                                          $1,629,747           $1,658,409
                                                                        ==========           ==========

See accompanying notes to the consolidated financial statements.

                            IMX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   LIABILITIES

                                                                                   (Unaudited)       (Audited)
                                                                                    March 31,       December 31,
                                                                                      2001             2000
                                                                                 -------------     --------------
CURRENT LIABILITIES:

     Not Subject to Bankruptcy Proceedings:

         Accounts payable                                                          $  146,845       $  136,299
         Accrued expenses and other current liabilities                                     0            2,523
         Commissions payable                                                            1,586            1,113
         Sales tax payable                                                              1,593            1,648
                                                                                   ----------       ----------

           Current Liabilities, Not Subject to Bankruptcy Proceedings                 150,024          141,583

     Subject to Bankruptcy Proceedings:

       Not Subject to Compromise

         Current portion of fully secured long term notes                             425,000          425,000
         Postpetition trade accounts payable                                           58,912           14,183
         Accrued salaries payable - Pre-petition                                       73,746           73,746
         Accrued salaries payable - Post-petition                                      68,084           19,667
         Accrued payroll taxes - Pre-petition                                           6,753            6,753
         Accrued payroll taxes - Post-petition                                          6,809            1,967
         Sales tax payable                                                            193,792          193,792
                                                                                   ----------       ----------

           Current Liabilities, Not Subject to Compromise                             833,096          735,108
                                                                                   ----------       ----------

       Subject to Compromise

         Current portion of unsecured long term notes payable                       1,350,172        1,350,172
         Prepetition trade accounts payable                                         1,576,439        1,572,001
         Accrued prepetion expenses                                                    27,989           34,279
         Accrued salaries payable - Post-petition                                      29,791           29,791
         Stock recission payable                                                      488,300          488,300
         Loans payable                                                                 53,500           53,500
         Commissions payable                                                          277,425          277,425
                                                                                   ----------       ----------

           Current Liabilities, subject to compromise                               3,803,616        3,805,468
                                                                                   ----------       ----------

                Total Current Liabilities                                           4,786,736        4,682,159

LONG-TERM LIABILITIES:

     Not Subject to Bankruptcy Proceedings:

         Officer's notes payable                                                       51,000           30,000
                                                                                   ----------       ----------

           Long-Term Liabilities, not subject to bankruptcy proceedings                51,000           30,000
                                                                                   ----------       ----------

     Subject to Bankruptcy Proceedings:

       Not Subject to Compromise

         Fully secured long-term notes, less current portion                          301,137          287,137
                                                                                   ----------       ----------

       Subject to Compromise

         Unsecured long term notes payable, less current portion                      553,366          553,366
                                                                                   ----------       ----------

                Total Long-Term Liabilities                                           905,503          870,503
                                                                                   ----------       ----------

                  TOTAL LIABILITIES                                                $5,692,239       $5,552,662
                                                                                   ----------       ----------

See accompanying notes to the consolidated financial statements.

                            IMX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                        STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                                  (Unaudited)       (Audited)
                                                                                   March 31,       December 31,
                                                                                      2001             2000
                                                                                --------------   ---------------
STOCKHOLDERS' EQUITY (DEFICIENCY):

Common stock, $.001 par value, 50,000,000 shares authorized, 12,898,522 and 12,898,522 shares issued, 8,132,076 and 8,132,076 shares
    outstanding                                                                 $     12,898     $     12,898
  Additional paid-in capital                                                      10,495,487       10,495,487
  Retained earnings (deficiency)                                                 (13,984,630)     (13,815,440)
  Treasury stock, at cost - 4,766,446 and 4,766,446 shares                          (578,054)        (578,054)
  Accumulated other comprehensive income (loss)                                       (8,193)          (9,144)
                                                                                ------------     ------------

       Total Stockholders' Equity (Deficiency)                                    (4,062,492)      (3,894,253)
                                                                                ------------     ------------

         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY (DEFICIENCY))                                     $  1,629,747     $  1,658,409
                                                                                ============     ============

See accompanying notes to the consolidated financial statements.

                            IMX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               (Unaudited)
                                                                           Three Months Ended
                                                                                March 31,
                                                                  ---------------------------------
                                                                        2001              2000
                                                                  --------------      -------------
NET SALES                                                           $    33,848        $   231,346

COST OF SALES                                                             2,105             81,501
                                                                    -----------        -----------

GROSS PROFIT                                                             31,743            149,845
                                                                    -----------        -----------

OPERATING EXPENSES:

  Selling                                                                51,672            392,304
  Advertising                                                               620             32,530
  General and administrative                                            155,028            389,637
  Depreciation and amortization                                           5,448             18,094
                                                                    -----------        -----------

Total Operating Expenses                                                212,768            832,565
                                                                    -----------        -----------

LOSS FROM OPERATIONS                                                   (181,025)          (682,720)


OTHER INCOME (EXPENSES):

  Other                                                                  11,835            245,493
                                                                    -----------        -----------

Loss  Before Income Taxes                                              (169,190)          (437,227)

Provision for Income Taxes                                                    0                  0
                                                                    -----------        -----------

Net loss available to common stockholders                           $  (169,190)       $  (437,227)
                                                                    ===========        ===========

Weighted average number of shares of
  common stock outstanding:
    Basic                                                             8,132,076          4,998,508
    Diluted                                                           8,132,076          5,329,256

Net loss per common share:
    Basic                                                           $     (0.02)       $     (0.09)
    Diluted                                                         $     (0.02)       $     (0.08)


See accompanying notes to the consolidated financial statements.

                            IMX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                  CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                 PREFFERED STOCK                 COMMON STOCK
                                                          -------------------------    -----------------------------     ADDITIONAL
                                                              NUMBER                       NUMBER                          PAID-IN
                                                             OF SHARES     AMOUNT        OF SHARES          AMOUNT         CAPITAL
                                                          ------------    ---------    ------------      ------------  ------------
Balance - December 31, 1999                                      0          0            9,634,707           9,635        7,943,050

Issuance of common stock for
 acquisition of Select Benefits, Inc.                                                      100,000             100           74,900


Issuance of common stock for
 acquisition of Dri-Kleen, Inc. Distribution network,
 inventory of finished goods and materials and
 manufacturing facility in Elbow Lake, Minnesota                                         2,500,000           2,500        1,872,500

Issuance of common stock tyo VoyagerIT.com                                                 500,000             500          499,500

Issuance of common stock to Shulman & Associates                                           100,000             100           99,900

Meyer Zall Laboratories Ltd. return of stock
  in exchange of release of certain license agreements                                                           0

Return to authorized

Prior period correction of preffered stock conversion                                       48,815              48              (48)

Net proceeds from sale of common stock                                                   1,300,000           1,300          492,700

Recission of stock purchase                                                             (1,285,000)         (1,285)        (487,015)


  Net loss
  Change in other comprehensive income
                                                          ------------   ----------    ------------   -------------    ------------

Balance - December 31, 2000                                      0          0           12,898,522      $   12,898     $ 10,495,487


Net loss for the three months ended March 31, 2001
                                                          ------------   ----------    ------------   -------------    ------------

Balance - March 31, 2001                                         0       $  0           12,898,522      $   12,898     $ 10,495,487
                                                          ============   ==========    ============   =============    ============


                                                                                TREASURY STOCK     ACCUMULATED
                                                                         -------------------------    OTHER          TOTAL
                                                                           NUMBER OF               COMPREHENSIVE   STOCKHOLDERS'
                                                            (DEFICIT)        SHARES      AMOUNT       INCOME     EQUITY (DEFICIENCY)
                                                            ---------    ------------------------- ------------- -------------------
Balance - December 31, 1999                                 (4,348,955)     3,832,246    (578,054)      (21,751)       3,003,925

Issuance of common stock for
 acquisition of Select Benefits, Inc.                                                                                     75,000

Issuance of common stock for
 acquisition of Dri-Kleen, Inc. Distribution network,
 inventory of finished goods and materials and
 manufacturing facility in Elbow Lake, Minnesota                                                                       1,875,000

Issuance of common stock tyo VoyagerIT.com                                                                               500,000

Issuance of common stock to Shulman & Associates                                                                         100,000

Meyer Zall Laboratories Ltd. return of stock
  in exchange of release of certain license agreements                        734,000           0                              0

Return to authorized                                                          200,200

Prior period correction of preffered stock conversion                                                                          0

Net proceeds from sale of common stock                                                                                   494,000

Recission of stock purchase                                                                                             (488,300)

  Net loss                                                  (9,466,485)                                               (9,466,485)
  Change in other comprehensive income                                                                   12,607           12,607
                                                          -------------  ------------- ----------- ------------    -------------

Balance - December 31, 2000                                (13,815,440)     4,766,446    (578,054)      (9,144)       (3,894,253)

Net loss for the three months ended March 31, 2001            (169,190)                                    951          (168,239)
                                                          -------------  ------------- ----------- -----------     -------------

Balance - March 31, 2001                                  $(13,984,630)     4,766,446  $ (578,054) $    (8,193)       (4,062,492)
                                                          =============  ============= =========== ===========      ============

See accompanying notes to the consolidated financial statements.

                            IMX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        (Unaudited)
                                                                                      Three Months Ended
                                                                                           March 31,
                                                                              -------------------------------
                                                                                  2001               2000
                                                                              -----------         -----------
OPERATING ACTIVITIES:


Net income (loss)                                                             $  (169,190)        $  (437,227)
    to net cash (used) provided by operating activities:
    Depreciation and amortization                                                   5,448              18,094
    Provision for doubtful accounts                                                     0             (25,894)
    Changes in assets and liabilities:
      Decrease in accounts receivable                                               7,386            (241,071)
      Increase in other receivable                                                    415                   0
      Decrease (increase) in inventories                                            1,958            (153,035)
      (Increase) in prepaid expenses                                                    0             (18,046)
      Decrease (increase) in deposits                                                   0            (350,000)
      Decrease (increase) in other assets                                               0             (10,000)
      (Decrease) increase in accounts payable and accrued expenses                104,577             (45,740)
                                                                              -----------         -----------

Net cash (used) provided by operating activities                                  (49,406)         (1,262,919)
                                                                              -----------         -----------

Investing Activities:

  Purchase of furniture and equipment                                                   0             (16,391)
  Loan to related party                                                                 0               1,586
                                                                              -----------         -----------

Net cash (used) provided by investing activities                                        0             (14,805)
                                                                              -----------         -----------

Financing Activities:

  Net proceeds from (repayments of) notes payable                                       0                (799)
  Net proceeds from (repayments of) loans payable                                  35,000                   0
                                                                              -----------         -----------

Net cash (used) provided by financing activities                                   35,000                (799)
                                                                              -----------         -----------

Net increase in cash and cash equivalents                                         (14,406)         (1,278,523)

Cash and cash equivalents - beginning of period                                    19,630           2,497,790
                                                                              -----------         -----------

Cash and cash equivalents - end of period                                     $     5,224         $ 1,219,267
                                                                              ===========         ===========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

  Cash paid for interest                                                               $0                  $0
  Cash paid for income taxes                                                           $0                  $0

See accompanying notes to the consolidated financial statements.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Information as of March 31, 2001 and for the three month
              periods ended March 31, 2000 and 2001 are unaudited)

NOTE 1 -          BANKRUPTCY AND GOING CONCERN

                  The company has incurred operating losses for each of the last four years ended December 31, 1997, 1998, 1999 and 2000 and the three months ended March 31, 2001. As of March 31, 2001 the Company's current liabilities exceeded its current assets by $4,255,738 and its total liabilities exceeded its total assets by $4,062,492. These matters raise substantial doubt about the ability of the Company to continue as a going concern. The Company's continuance will be dependent on the ability to restructure its operations to achieve profitability in the near term and its ability to raise sufficient debt or equity capital to fund continuing operations until such restructuring is completed.

NOTE 2-           ORGANIZATION AND CAPITALIZATION

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

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Information as of March 31, 2001 and for the three month
              periods ended March 31, 2000 and 2001 are unaudited)

NOTE 2 -          ORGANIZATION AND CAPITALIZATION (CONT'D)

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

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Information as of March 31, 2001 and for the three month
              periods ended March 31, 2000 and 2001 are unaudited)

NOTE 2 -          ORGANIZATION AND CAPITALIZATION (CONT'D)

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

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Information as of March 31, 2001 and for the three month
              periods ended March 31, 2000 and 2001 are unaudited)

NOTE 2 -          ORGANIZATION AND CAPITALIZATION (CONT'D)

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

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Information as of March 31, 2001 and for the three month
              periods ended March 31, 2000 and 2001 are unaudited)

NOTE 2 -          ORGANIZATION AND CAPITALIZATION (CONT'D)

                  Post-petition, The Company has derived revenues from its subsidiaries through the sale of their respective products. The Company continues to operate as a debtor in possession. On March 16, 2001 the Company and imx-eti filed a Motion to Extend the Exclusivity Period for filing a Plan and the periods to Solicit Exceptances of Plan ("the Exclusivity Motion")

                  On July 8, 2000, 1,300,000 shares of common stock were issued to approximately thirteen (13) individuals at $.38 per share. Based upon the subsequent discovery of materially erroneous information concerning the volume of sales, the issuance of the stock was rescinded on November 5, 2000, by the Company's board of directors for five (5) of the individuals holding 435,638 shares of common stock. The Company lacked the funds to pay the individuals affected and therefore the liabilities created by the rescission was recorded as stock rescission payable. Subsequent to the Petition Date, The Company's board of directors resolved to rescind the issuance of the balance of 849,362 shares of common stock and the schedules will be amended to reflect these individuals and entity as unsecured creditors. One individual who was issued 15,000 shares elected to not participate in the recission.

                  On October 2000 the Company purchased fromVoyagerIT.com (f/k/a Enviro-Tech.com plc) debt owed to VoyagerIT.com from Enviro-Tech International, Inc. (the "Debt"). The purchase price for the Debt was $500,000. In satisfaction of payment the Company issued 500,000 shares of the Company's common stock, $0.001 par value, at an issue price of $1.00 per share (the "Pledged shares").

                  Terms of the purchase agreement include that should VoyagerIT.com realize net sales proceeds totaling $500,000 by selling fewer than all the Pledged shares, VoyagerIT.com would renounce its rights to the remainder of the Pledged shares and surrender them to the Company for cancellation or otherwise deal with them as mutually agreed to by the parties.

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

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Information as of March 31, 2001 and for the three month
              periods ended March 31, 2000 and 2001 are unaudited)


NOTE 3 -          SUBSEQUENT EVENT

                  On April 4, 2001 the bankruptcy court entered an Order granting the Exclusivity Motion and extended the time within which the Company had exclusive rights to file a plan for an additional thirty (30) days there from and extended the period for solicitation of acceptances for an additional sixty (60) days.

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

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Information as of March 31, 2001 and for the three month
              periods ended March 31, 2000 and 2001 are unaudited)

NOTE 4 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Interim Financial Statements

                  The accompanying unaudited consolidated financial statements as of March 31, 2001 and for the three month periods ended March 31, 2000 and 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three-month periods ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

                  Cash and Cash Equivalents

                  For purposes of reporting cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.


NOTE 4 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

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

                  Accounts Receivable

                  Management has evaluated the Accounts Receivable and believes that a significant amount are uncollectable. The Company has provided an allowance for doubtful accounts in the amounts of $50,000 and $50,000 for the periods ended December 31, 2000, and March 31, 2001, respectively.

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

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Information as of March 31, 2001 and for the three month
              periods ended March 31, 2000 and 2001 are unaudited)

NOTE 4 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

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

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Information as of March 31, 2001 and for the three month
              periods ended March 31, 2000 and 2001 are unaudited)

NOTE 4 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONT'D)

                  Convertible preferred stock, certain common stock options and common stock warrants were excluded from the computations of net loss per share for the periods ended December 31, 2000 and March 31, 2001 because the effect of their inclusion would be anti-dilutive.

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

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Information as of March 31, 2001 and for the three month
              periods ended March 31, 2000 and 2001 are unaudited)

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

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Information as of March 31, 2001 and for the three month
              periods ended March 31, 2000 and 2001 are unaudited)


NOTE 6 -          SECURITIES AVAILABLE FOR SALE

                  Securities available for sale consist of shares of common stock in Hydron Technologies, Inc. ("Hydron"). At December 31, 2000 and March 31, 2001, the cost basis of $10,972 and $ 10,972 of the common stock in Hydron exceeded the market value by $9,144 and $ 8,193 respectively.


NOTE 7 -          INVENTORIES

                  Inventories consisted of the following:



                                       March 31             December 31
                                         2001                  2000
                                   ----------------     ------------------
                                    Other Assets         Current Assets
                                   ----------------     ------------------

Finished goods                            $ 92,306               $ 94,264
Work-in-process                                  0                      -
Packaging supplies                          15,736                 15,736
                                   ----------------     ------------------

Total                                    $ 108,042              $ 110,000
                                   ================     ==================




NOTE 8 -          INVENTORY HELD AS NONCURRENT ASSET

                  As of March 31, 2001 the Company held inventory of $ 108,042 shown on the balance sheet as a non-current asset. In the opinion of management, inventory held is not expected to be sold currently.


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

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Information as of March 31, 2001 and for the three month
              periods ended March 31, 2000 and 2001 are unaudited)

   NOTE 9 - SUBSTANTIAL LOSSES FROM APPLICATION OF LOWER OF COST OR MARKET RULE (CONT'D)

                  The value of the inventories of Sarah J, Proctozone, and Podiatrix have been significantly reduced due to The Company's diminished capability to market and distribute its products. Management has reduced these inventories to their estimated liquidation value. Accordingly at December 31, 2000 the inventories listed below were written down to their estimated net realizable value.

                                                                       Estimated                   Estimated
                                           Carrying                 Net Realizable              Net Realizable
                                             Value                       Value                       Value
Company                                December 31, 2000           December 31, 2000             March 31,2001
------------------------------    -------------------------   -------------------------    -----------------------
IMX Pharmaceuticals, Inc.         $                 18,295     $                    --     $                   --
imx-eti Life Partners, Inc.                      1,528,289                          --                         --
                                  -------------------------   -------------------------    -----------------------
Reorganization items              $              1,546,584     $                    --     $                   --
                                  =========================   =========================    =======================

Sarah J. Inc.                                      453,992                     100,000                     98,042
Proctozone, Inc.                                    80,390                       5,000                      5,000
Podiatrx, Inc.                                     119,518                       5,000                      5,000
Select Benefits Inc.                                     -
                                  -------------------------   -------------------------    -----------------------

                                  $                653,900     $               110,000                    108,042
                                  =========================   =========================    =======================

   NOTE 10 -      PROPERTY AND EQUIPMENT

                  Property and equipment consisted of the following:



                                                March 31,         December 31,
                                                  2001                2000
                                           ----------------    -----------------

Building & Land                                $ 1,000,000            1,000,000
Computers and office equipment                           0                    0
Furniture, fixtures and improvements                     0                    0
                                           ----------------    -----------------

                                                 1,000,000            1,000,000
Less: accumulated depreciation and
             amortization                          (15,437)              (9,989)
                                           ----------------    -----------------

Property and equipment, net of
  accumulated depreciation                       $ 984,563            $ 990,011
                                           ================    =================

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Information as of March 31, 2001 and for the three month
              periods ended March 31, 2000 and 2001 are unaudited)

NOTE 11-          IMPAIRMENT OF ASSETS HELD AND USED

                  During 2000 the assets listed below were deemed to be impaired and written down to their fair market value. Fair value, which was determined by reference to the present value of the estimated future cash inflows of such assets, exceeded their carrying value by $ 893,733.


                                                     Machy and    Furniture and    Leasehold
Company:                               Totals        equipment      fixtures      Imprvements
--------                             -----------    -----------    -----------    -----------
IMX Pharmaceuticals, inc             $   296,071    $   219,937    $    54,533    $    21,601
imx-eti Life Partners, Inc.            1,818,157        780,862          7,114              0
Sarah J., Inc.                           125,072        106,688              0              0
Proctozone, Inc.                               0              0              0              0
Podiatrx, Inc.                             8,319              0              0              0
Select Benefits, Inc.                          0              0              0              0
                                     -----------    -----------    -----------    -----------

Totals                                 2,247,619      1,107,487         61,647         21,601

Less: Accumulated depreciation
        through December 31, 2000       (363,875)      (268,353)       (35,292)       (18,314)
                                     -----------    -----------    -----------    -----------

Net book value                         1,883,744        839,134         26,355          3,287

Less: Valuation allowance               (893,733)      (839,134)       (26,355)        (3,287)
                                     -----------    -----------    -----------    -----------

Net relizable value
  at December 31, 2000                   990,011              0              0              0

Less: Accumulated depreciation
        for three months ended
        March 31, 2001                     5,448              0              0              0
                                     -----------    -----------    -----------    -----------

Net relizable value
  at March 31, 2001                  $   984,563    $      --      $      --      $      --
                                     ===========    ===========    ===========    ===========

                                                                        Other
Company:                                   Land        Buildings       assets
--------                                -----------   -----------    -----------
IMX Pharmaceuticals, inc                $         0   $         0    $         0
imx-eti Life Partners, Inc.                 150,000       850,000         30,181
Sarah J., Inc.                                    0             0         18,384
Proctozone, Inc.                                  0             0              0
Podiatrx, Inc.                                    0             0          8,319
Select Benefits, Inc.                             0             0              0
                                        -----------   -----------    -----------

Totals                                      150,000       850,000         56,884

Less: Accumulated depreciation
        through December 31, 2000                 0        (9,989)       (31,927)
                                        -----------   -----------    -----------

Net book value                              150,000       840,011         24,957

Less: Valuation allowance                         0             0        (24,957)
                                        -----------   -----------    -----------

Net relizable value
  at December 31, 2000                      150,000       840,011              0


Less: Accumulated depreciation
        for three months ended
        March 31, 2001                            0         5,448              0
                                        -----------   -----------    -----------

Net relizable value
  at March 31, 2001                     $   150,000   $   834,563    $      --
                                        ===========   ===========    ===========

                  Management established valuation allowances for these assets based on the following circumstances:

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

                  Sarah J, Proctozone, Podiatrix:

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Information as of March 31, 2001 and for the three month
              periods ended March 31, 2000 and 2001 are unaudited)


NOTE 11-          IMPAIRMENT OF ASSETS HELD AND USED (CONT'D)

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


NOTE 12 -         LIABILITIES SUBJECT TO COMPROMISE

                  On November 20, 2000, IMX Pharmaceuticals Inc. and imx-eti Life Partners, Inc. (The "Debtors") filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Southern District of Florida. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-possession. The creditor's claims are reflected in the December 31, 2000 and March 31, 2001 balance sheets as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the debtors assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Debtors' property, plant and equipment.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Information as of March 31, 2001 and for the three month
              periods ended March 31, 2000 and 2001 are unaudited)

NOTE 13 -         UNRECORDED LIABILITY

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

NOTE 14 -         REORGANIZATION ITEMS

                  Reorganization items are comprised of:


                                     IMX                      imx-eti
                            Pharmaceuticals, Inc.        Life Partners, Inc.             Total
                         --------------------------   ----------------------   -----------------------
Professional Fees                                0                        0                         0
                         --------------------------   ----------------------   -----------------------

                         $                       0    $                   0    $                    0
                         ==========================   ======================   =======================


NOTE 15 -         INCOME TAXES

                  The provision for income taxes in the consolidated statements of operations is as follows:



                              March 31,              March 31,
                         ------------------    -------------------
                                 2001                   2000
                         ------------------    -------------------

Current:
  Federal                 $              0      $               0
  State                                  0                      0
                         ------------------    -------------------
                          $              0      $               0
                         ------------------    -------------------

Deferred:
  Federal                 $              0      $               0
  State                                  0                      0
                         ------------------    -------------------
                          $              0      $               0
                         ------------------    -------------------

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Information as of March 31, 2001 and for the three month
              periods ended March 31, 2000 and 2001 are unaudited)


NOTE 15 -         INCOME TAXES (CONT'D)

                  Applicable incomes taxes for financial reporting purposes differ from the amounts computed by applying the statutory federal and state income tax rates as follows:


                                                March 31,     December 31,
                                               -----------    -----------
                                                  2001           2000
                                               -----------    -----------

Tax benefit at statutory rate                  $    46,000    $ 3,570,000
Increase (decrease) in tax
  resulting from:
State income tax, net of federal tax benefit         8,500        610,000
Other                                                    0              0
Increase (decrease) in valuation allowance         (54,500)    (4,180,000)
                                               -----------    -----------

Income taxes                                   $         0    $         0
                                               ===========    ===========


                  The approximate tax effects of temporary differences that give rise to the deferred tax assets and deferred tax (liabilities) are as follows:



                                                   March 31,       December 31,
                                                 ------------      ------------
                                                     2001             2000
                                                 ------------      ------------
Fair value of common stock options and
  warrants                                       $          0      $          0
Start-up costs                                              0                 0
Depreciation and amortization                               0                 0
Other                                                       0                 0
Net operating loss carry forwards                  11,262,000        11,093,000
                                                 ------------      ------------
                                                            0
                                                   11,262,000        11,093,000

Less: valuation allowance                         (11,262,000)      (11,093,000)
                                                 ------------      ------------

Total net deferred tax asset                     $          0      $          0
                                                 ============      ============

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Information as of March 31, 2001 and for the three month
              periods ended March 31, 2000 and 2001 are unaudited)

NOTE 15 -         INCOME TAXES (CONT'D)

                  At March 31, 2001, the Company had net operating loss carryforwards of approximately $ 11,262,000 for income tax purposes. Those losses are available for carryforward for periods ranging from fifteen to twenty years, and will expire beginning in 2011. Any future significant changes in ownership of the Company may limit the annual utilization of the tax net operating loss carryforwards.

NOTE 16 -         CAPITAL STOCK

                  Common stock

                  Common stock has one vote per share for the election of directors. All other matters are submitted to a vote of stockholders. Shares of common stock do not have cumulative voting, preemptive, redemption or conversion rights.

                  At December 31, 2000 and March 31, 2001, the Company had reserved 874,641 and 869,641 shares of common stock respectively for issuance relating to unexpired options and warrants.

NOTE 17 -         STOCK OPTIONS

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

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Information as of March 31, 2001 and for the three month
              periods ended March 31, 2000 and 2001 are unaudited)



NOTE 17 -         STOCK OPTIONS (CONT'D)

                  A summary of the Company's stock option activity is as follows:


                                      Three months ended                         Year ended
                                        March 31, 2001                        December 31, 2000
                          ----------------------------------------------------------------------------
                                                  Weighted                                 Weighted
                                                   Average                                  Average
                                                  Exercise                                 Exercise
                                Shares              Price               Shares               Price
------------------------------------------------------------------------------------------------------
Options outstanding,
   beginning of period           520,000              $ 1.61            1,485,000              $ 2.46
Granted                                -                   -              400,000                1.00
Exercised                              -                   -                    -                   -
Forfeited/canceled                (5,000)               1.70           (1,365,000)               2.36
------------------------------------------------------------------------------------------------------

Outstanding at end of
  period                         515,000              $ 1.61              520,000              $ 1.61
------------------------------------------------------------------------------------------------------


                  A summary of the Company's fixed stock options outstanding is as follows:


                                                Weighted
                                                 Average
                                                Remaining           Weighted                              Weighted
Range of                      Options          Contractual          Average           Options              Average
Exercise Price              Outstanding       Life in Years      Exercise Price     Exercisable         Exercise Price
----------------------------------------------------------------------------------------------------------------------
December 31, 2000
----------------------------------------------------------------------------------------------------------------------
        $1.00                  300,000              5.76             $ 1.00           300,000               $ 1.00
    $1.75 - 2.50               220,000              5.88               2.40           210,000                 2.40
----------------------------------------------------------------------------------------------------------------------

    $0.75 - 6.50               520,000              5.81               1.59           510,000                 1.58
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
March 31, 2001
----------------------------------------------------------------------------------------------------------------------
        $1.00                  300,000              4.77             $ 1.00           300,000               $ 1.00
    $1.75 - 2.50               215,000              5.04               2.40           210,000                 2.40
----------------------------------------------------------------------------------------------------------------------

    $0.75 - 6.50               515,000              4.88               1.61           510,000                 1.60
----------------------------------------------------------------------------------------------------------------------

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Information as of March 31, 2001 and for the three month
              periods ended March 31, 2000 and 2001 are unaudited)

NOTE 17 -         STOCK OPTIONS (CONT'D)

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

                  Under the accounting provisions of SFAS 123, the Company's net income (loss) and income (loss) per share would have changed to the pro forma amounts indicated below:



                                                  Three Months Ended March 31,
                                                -------------------------------
                                                     2001             2000
                                                -------------     -------------
Net income (loss) applicable to
  common stockholders
    As reported                                 $    (169,190)    $    (437,227)
   Pro forma                                    $    (169,190)    $    (707,260)
Income (loss) per  share - basic
    As reported                                 $       (0.02)    $       (0.08)
   Pro forma                                    $       (0.02)    $       (0.12)
Income (loss) per  share - diluted
    As reported                                 $       (0.02)    $       (0.08)
   Pro forma                                    $       (0.02)    $       (0.12)


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

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Information as of March 31, 2001 and for the three month
              periods ended March 31, 2000 and 2001 are unaudited)



NOTE 18 -         STOCK WARRANTS

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

                  On March 31, 1999, in connection with the Company's 1997 Private Placement of convertible preferred stock (Note 13), 88,160 (76,750 original shares, plus 11,410 shares issued in lieu of cash as preferred stock dividends) shares outstanding at March 31, 1999 were converted into ten shares of common stock and warrants to purchase ten shares of common stock at any time during the period ending July 2002 for $6.50 per share. As of March 31, 2001 no warrants to purchase common stock have been exercised.

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

                  During July, 1997, in connection with an agreement with a financial advisor, the Company issued warrants to purchase 50,000 shares of common stock at $4.75

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Information as of March 31, 2001 and for the three month
              periods ended March 31, 2000 and 2001 are unaudited)


NOTE 18 -         STOCK WARRANTS (CONT'D)

                  per share, exercisable prior to July 2002. The Company recorded approximately $67,000 as deferred consulting expense for the estimated fair value of the warrants, which is being amortized over the two year term of the agreement.

                  In connection with notes payable issued during 1997, as of December 31, 1998, warrants to purchase 85,120 shares of common stock have been issued. Also, in connection with February, 1998 closing of the October, 1997 Private Placement, warrants to purchase 20,180 shares of common stock were issued to placement and selling agents. Each of the warrants mentioned above has an exercise price of $3.50 per share, and expires five years from the date of issuance. As of December 31, 1998 and 1999, no warrants have been exercised. The aggregate number of common shares reserved for issuance upon the exercise of warrants is 354,641 as of March 31, 2001. The expiration date and exercise prices of the outstanding warrants are as follows:



                       Outstanding       Expiration             Exercise
                          Warrants          Date                  Price
                    ---------------   -----------------      ----------------

                            58,000                2001       $          2.50
                           132,863                2002         1.75 -   4.75
                           163,778                2003         1.75 -   3.50


NOTE 19 -         NET INCOME (LOSS) PER COMMON SHARE

                  The following table sets forth the computation of basic and diluted net loss per common share:

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Information as of March 31, 2001 and for the three month
              periods ended March 31, 2000 and 2001 are unaudited)


NOTE 19 -         NET INCOME (LOSS) PER COMMON SHARE (CONT'D)


                                                      Three Months Ended
                                                           March 30,
                                                --------------------------------
                                                   2001                2000
                                                -----------         -----------
Numerator:
Numerator for basic and diluted
  Loss per share available
    to common stockholders                      $  (169,190)        $  (437,227)
                                                -----------         -----------

Denominator:
  Denominator for basic loss per
    share-weighted-average shares                 8,132,076           5,802,461
  Effect of dilutive securities:
    Common stock options                                                330,748
                                                -----------         -----------

  Denominator for diluted loss per
    share-adjusted weighted average
    shares and assumed conversions                8,132,076           6,133,209
                                                -----------         -----------

Basic net loss per common share                 $     (0.02)        $     (0.08)
                                                -----------         -----------

Diluted net loss per common share               $     (0.02)        $     (0.07)
                                                -----------         -----------


                  Net loss per common share is calculated by dividing the net loss by the weighted-average shares of common stock and common stock equivalents outstanding during the period. Excluded from the computation of net loss per common share - diluted at December 31, 2000 and March 31, 2001, were outstanding options of 520,000 and 515,000 and warrants to purchase of 354,641 and 354,641 shares of common stock respectively, at exercise prices ranging from $2.50 to $6.50, because to do so would be anti-dilutive.


NOTE 20-          RELATED PARTY TRANSACTIONS


                  During 2000 and 2001, the Company received advances from related parties. The balances due to these related parties as of March 31, 2001 and December 31, 2000 respectively were as follows:

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Information as of March 31, 2001 and for the three month
              periods ended March 31, 2000 and 2001 are unaudited)


NOTE 20-          RELATED PARTY TRANSACTIONS (CONT'D)


                                       Loans Payable        Notes Payable
                                         June 30,             Payable
                                   ------------------  --------------------
                  Relationship       2001       2000      2001       2000
                  ------------     --------   -------  ---------  ---------

                  Officers         $ 53,500  $ 53,500  $  136,134  $ 101,134
                  Oficer's sister         0         0      12,500     12,500
                                   --------  -------- ----------- ----------

                                   $ 53,500  $ 53,500  $  148,634  $ 113,634
                                   ========  ======== =========== ==========

NOTE 21 -         COMMITMENTS AND CONTINGENCIES

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

                  Bioglan Pharma PLC and Bioglan Pharma, Inc.

                  In November 1999, Bioglan Pharma PLC and Bioglan Pharma, Inc. (collectively, "Bioglan") commenced an arbitration action against the Company, Medicis and

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Information as of March 31, 2001 and for the three month
              periods ended March 31, 2000 and 2001 are unaudited)

NOTE 21 -         COMMITMENTS AND CONTINGENCIES (CONT'D)

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

                  Accrued Salaries Payable, Pre-petition

                  The Bankruptcy Court limits the amount of pre-petition accrued salaries that may be classified as "not subject to compromise" to $4,340 per employee (the "Limit"). Any amount due an employee above this Limit (the "Over Limit Amount") is deemed a "liability subject to compromise" and will be subject to the

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Information as of March 31, 2001 and for the three month
              periods ended March 31, 2000 and 2001 are unaudited)



NOTE 21 -         COMMITMENTS AND CONTINGENCIES (CONT'D)

                  same settlement terms as the other creditors within this class. The Over Limit Amount as of March 31, 2001 was $29,791. The payroll taxes related to the Over Limit Amount are deemed "liabilities not subject to compromise". The Over Limit Amount payroll taxes are estimated at $2,979 and are included in the Accrued payroll taxes, pre-petition of $6,753.

NOTE 22-          OTHER RECEIVABLES

                  Other receivables are as follows:

                  The $500,000 due from Dri-Kleen Inc. is composed of approximately $400,000 in loan debt, $30,000 of accrued interest on the debt and $160,000 of expenses paid by the Company on behalf of Dri-Kleen, Inc.


                                                        March 31,   December 31,
                                                          2001         2000
                                                        ---------   ------------
                  Subject to bankruptcy proceedings:
                  ----------------------------------

                  Due from Dri-Kleen, Inc.              $ 500,000    $ 500,000
                  Other                                     1,288        1,703
                                                        ---------    ---------

                  Total                                 $ 501,288    $ 501,703
                                                        =========    =========

NOTE 23-          SALES TAX PAYABLE

                  As of March 31, 2001 Imx-eti Life Partners, Inc. estimated an unpaid sales tax liability in excess of $195,000. At the Board of Directors meeting of November 5, 2000 the Board approved a resolution to indemnify the Company's Officers against any claim made or successfully asserted against any Company Officer for any unpaid sales or other tax liability and the costs of defending against the claim.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Information as of March 31, 2001 and for the three month
              periods ended March 31, 2000 and 2001 are unaudited)


NOTE 23-          SALES TAX PAYABLE (CONT'D)

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


NOTE 24 -         NOTES PAYABLE

                  Notes payable consist of the following as of December 31, 2000:

                                                                                                       PARTIALLY
                                                                                  FULLY                SECURED OR
                                                                                 SECURED               UNSECURED
                                                                                 -------               -----------
                  Non-interest bearing promissory note payable,
                  Pure Distributors, Inc. d/b/a Envion
                  International, payable in 24 monthly installments
                  of $31,250 principal only                                       $  0                 $  718,750


                  Promissory note payable, Wachovia Bank, N.A.,
                  bearing Interest at 9.5% per annum, payable in 24 monthly
                  installments of $8,851 principal and interest.                     0                    175,038


                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Information as of March 31, 2001 and for the three month
              periods ended March 31, 2000 and 2001 are unaudited)


NOTE 24 -         NOTES PAYABLE (CONT'D)


                                                                                                      PARTIALLY
                                                                                    FULLY             SECURED OR
                                                                                   SECURED            UNSECURED
                                                                                   -------            -----------
                  Non-interest bearing promissory note payable, Dri-Kleen, Inc.
                  d/b/a Enviro-Tech International, related to the purchase of inventory. The note is payable as the related inventory is sold by The Company with the balance due and payable 90 days
                  from the inception of the note.                                           0               600,000

                  Non-interest bearing promissory note payable, Vitaquest
                  International, Inc. payable in 12 monthly installments of
                  $6,000 in the first year commencing August 1, 2000, followed by 12 monthly installments of $7,000 commencing August 1,
                  2001, then increasing to monthly installments of $8,000.
                  commencing August 1, 2002 and continuing until the note is
                  paid in full. All overdue amounts are subject to a 5% penalty.            0               192,000

                  Promissory note payable, Community First National Bank, bearing interest at 5% per annum, payable in 24 monthly installments of $6,250 principal and interest with balloon payments as follows:


                  November 2001                   $     75,000
                  August 2002                     $    250,000
                  August 2003                     $    132,637


                                                                                      632,637                     0

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Information as of March 31, 2001 and for the three month
              periods ended March 31, 2000 and 2001 are unaudited)



NOTE 24 -            NOTES PAYABLE (CONT'D)

                                                                                                       PARTIALLY
                                                                                  FULLY                SECURED OR
                                                                                 SECURED               UNSECURED
                                                                                 -------               -----------
                     Non-recourse note payable, Select Benefits, Inc. monthly
                     installments equal to 15% of sales from a select group of
                     clients that pre-existed the acquisition date (Note 1) The
                     note paydown is estimated at $60,000 per year.                           0               188,909

                     Non-interest bearing note payable, Marc Balmuth, with no
                     stated repayment terms.                                                  0                20,000

                     Non-interest bearing notes payable, William
                     Forster, with no stated repayment terms.                            97,000                 4,134

                  Non-interest bearing note payable, Jo Ann Forster,
                  with no stated repayment terms                                         12,500                     0

                  Non-interest bearing loan payable, Distributors,
                  with no stated repayment terms                                              0                 4,707
                                                                                 -----------------     ----------------


                        Total Notes and Loans Payable                                   742,137             1,903,538

                         Less Current Portion                                          (425,000)           (1,350,172)
                                                                                 -----------------     -----------------

                          Non Current Portion                                $          317,137        $      553,366
                                                                                 =================     =================

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Information as of March 31, 2001 and for the three month
              periods ended March 31, 2000 and 2001 are unaudited)



   NOTE 24 -      NOTES PAYABLE (CONT'D)

                  Notes payable consist of the following as of March 31, 2001:


                                                                                                       PARTIALLY
                                                                                  FULLY                SECURED OR
                                                                                 SECURED               UNSECURED
                                                                                 -------               -----------
                  Non-interest bearing promissory note payable,
                  Pure Distributors, Inc. d/b/a Envion International,
                  payable in 24 monthly installments  of $31,250
                  principal only                                                $          0        $      718,750

                  Promissory note payable, Wachovia Bank, N.A.,
                  bearing Interest at 9.5% per annum, payable in
                  24 monthly installments of $8,851 principal and interest.                0               175,038

                  Non-interest bearing promissory note payable,
                  Dri-Kleen, Inc. d/b/a Enviro-Tech International,
                  related to the purchase of inventory. The note is
                  payable as the related inventory is sold by The Company
                  with the balance due and payable 90 days from the
                  inception of the note.                                                   0               600,000

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Information as of March 31, 2001 and for the three month
              periods ended March 31, 2000 and 2001 are unaudited)



NOTE 24 -         NOTES PAYABLE (CONT'D)


                                                                                                       PARTIALLY
                                                                                  FULLY                SECURED OR
                                                                                 SECURED               UNSECURED
                                                                                 -------               -----------

                  Non-interest bearing promissory note payable, Vitaquest
                  International, Inc. payable in 12 monthly installments of
                  $6,000 in the first year commencing August 1, 2000, followed by 12 monthly installments of $7,000 commencing August 1,
                  2001, then increasing to monthly installments of $8,000.
                  commencing August 1, 2002 and continuing until the note is
                  paid in full. All overdue amounts are subject to a 5% penalty.           0               192,000

                  Promissory note payable, Community First National Bank, bearing interest at 5% per annum, payable in 24 monthly installments of $6,250 principal and interest with balloon payments as follows:


                  November 2001                   $     75,000
                  August 2002                     $    250,000
                  August 2003                     $    132,637


                                                                                     632,637                     0


                  Non-recourse note payable, Select Benefits, Inc. monthly
                  installments equal to 15% of sales from a select group of
                  clients that pre-existed the acquisition date (Note 1) The
                  note paydown is estimated at $60,000 per year.                           0               188,909

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Information as of March 31, 2001 and for the three month
              periods ended March 31, 2000 and 2001 are unaudited)


NOTE 24 -         NOTES PAYABLE (CONT'D)

                                                                                                       PARTIALLY
                                                                                     FULLY             SECURED OR
                                                                                    SECURED            UNSECURED
                                                                                    -------            -----------
                  Non-interest bearing note payable, Marc Balmuth, with no
                  stated repayment terms.                                                     0            20,000

                  Non-interest bearing notes payable, William Forster, with
                  no stated repayment terms.                                            132,000             4,134

                  Non-interest bearing note payable, Jo Ann
                  Forster, with no stated repayment terms                                12,500                 0

                  Non-interest bearing loan payable,
                  Distributors, with no stated repayment terms                                0             4,707
                                                                                ---------------      ------------

                           Total Notes and Loans Payable                                777,137         1,903,538

                            Less Current Portion                                       (425,000)       (1,350,172)
                                                                                ---------------      ------------

                             Non Current Portion                                $       352,137      $    553,366
                                                                                ===============      ============

Item 2. Management's Discussion and Analysis or Plan of Operation.

General

         The first quarter of 2001 is the first full quarter of operations since the Company and imx-eti LifePartners, Inc., its wholly owned subsidiary, filed for protection from their creditors and an opportunity to reorganize under Chapter 11 of the United States Bankruptcy Act. The Company's other active subsidiaries, Sarah J, Inc. (d/b/a Mother 2 Be(TM)), Proctozone(TM), Inc., Podiatrx(TM), Inc., and IMX Select Benefits Corporation, are not parties to the bankruptcy proceedings, and maintained minor activity during the period

         Prior to the second quarter of last year, IMX was a development company primarily engaged in the development of lines of health and beauty products that the company believes will offer superior benefits to consumers. The Mother 2 Be(R), Proctozone(TM), and Podiatrx(TM) lines were launched in 1999 and 2000.

         During the second and third quarters of last year, the Company, embarked upon a series acquisitions designed make it a Multi Level Marketing company with a large North American Independent Distributor network and a modern manufacturing, warehousing, and distribution facility for its growing array of proprietary products.

         Unfortunately, delays in the consolidation of the Company's operations in Boca Raton, Florida and Elbow Lake, Minnesota and failure to secure the needed $1,500,000 in asset based financing depleted the Company's cash. This, together with operational difficulties caused by contractual differences with Envion International at their facility in Nashua, New Hampshire resulted, on November 20, 2000, in the Company's bankruptcy.

Acquisitions

         During the prior year, the Company purchased the Enviro-Tech Distribution Network, all of Enviro-Tech's inventory of Dri Wash n' Guard(TM) and nutritional supplement products, and its 45,000 square foot factory, warehouse, and distribution center in Elbow Lake, Minnesota, all of the stock of Select Benefits Corporation, and became the exclusive worldwide distributor of all of Envion International's products.

         Enviro-Tech distributed the Dri Wash n' Guard(TM) line of waterless car and home cleaning products, as well as its proprietary nutritional, vitamin, and skin care products. Select Benefits provides discount health care memberships that provide discounts of 10% to 60% for prescription drugs, vision care, dentistry, chiropractic, hearing, and other health related benefits. Envion's main products included meal replacement bars and nutritional supplements marketed under the BioZone(R) and Envitamins(R) names.

Bankruptcy

         On November 20, 2000 the Company and its wholly-owned subsidiary, imx-eti LifePartners, Inc. filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida, West Palm Beach Division. On December 27, 2000, the Bankruptcy Court ordered the joint administration of the two cases.

         On August 10, 2001, the Company filed its Third Amended Plan of Reorganization. The Plan provides, in part, for a one for twenty consolidation of the Company's existing Common Stock, the payment of cash to the Company's priority and secured creditors, and the issuance to its unsecured creditors of one share of common stock for each four ($4) dollars of debt. Under the Plan, Cater Barnard and Envesta, plc, a related company, will transfer assets valued at $27,000,000 to the Company in exchange for a package of Company notes, Company Common Stock valued at four ($4) dollars per share, and shares of a new class of Preferred Stock convertible into shares of Common Stock at four ($4) dollars per share. The cash needs of the plan are being funded by the purchase of approximately 75,000 shares of common stock at four ($4) dollars per share by Cater Barnard, plc. If additional funds are required for the Plan, Cater Barnard will purchase shares of the Company's new class of Preferred Stock.

         On September 10, 2001, the Bankruptcy Court dismissed imx-eti LifePartners, Inc.'s Bankruptcy Case.

         On September 26, 2001, after a hearing, the Court confirmed the Plan. The order was entered on October 11, 2001. It is expected that the Plan will be declared effective during October 2001.

         On September 30, 2001, the Company, Cater Barnard, and Envesta executed an agreement for the transfer of the assets. The closing is anticipated during October 2001.

Post Bankruptcy Activities

         On December 1, 2000 the Company entered into an agreement with Dri-Kleen Inc. (Dri-Kleen) whereby Dri-Kleen would operate the business of marketing Dri Wash N' Guard products and other non Dri-Wash products (the "Operating Agreement"). Dri-Kleen will operate the voice-mail, e-mail and toll free numbers. The operation of the business also includes payment by Dri-Kleen, Inc. of all operational expenses including those associated with the Elbow Lake, Minnesota facility. As remuneration for its services Dri-Kleen will receive ninety-seven percent of the net sales, defined as retail sales less forty percent, during the agreement term from all sales generated through its operation of the Dri Wash N Guard business and the other non Dri-Wash products. The Company will receive three percent of all net commissionable sales.

         During the first quarter, the Company received $17,381 under this contract.

          Results of Operations

          For the three months March 31, 2001, consolidated net sales were approximately $34,000, as compared to $231,000 for the same period ended March 31, 2000. This decrease was primarily due to the reduction of Company activity after the bankruptcy filing.

          Gross profit margin for the three months ended March 31, 2001 was 94% compared to 65% for the same period ended March 31, 2000. The increased profit margins appeared because the sales figure includes proceeds received from Dri-Kleen without any offsetting cost.

         Total operating expenses for the three months ended March 31, 2001 were approximately $213,000. This compares with approximately $833,000 for the same period last year. The decrease is attributed to personnel and operating reductions as the Company adjusted to its bankruptcy.

         The net loss from operations was approximately $(181,000) for the three months ended March 31, 2001, compared with $(683,000) for the same period ended March 31, 2000. Reduction of the overall level of Company activity has reduced its losses.


          Liquidity and Capital Resources

          At March 31, 2001, the Company's financial condition included working capital of approximately $(4,230,000) million as compared to approximately $ (4,100,000) million at December 31, 2000. Net cash used by operating activities for this quarter was approximately $(49,000), compared with approximately $(1, 260,000) during the three months ended March 31, 2000. The overall lack of activity in 2001 is due to the operation of the Company primarily as a debtor-in-possession.

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

Part II. Other Information

         Items 1, 3,4, 5, and 6 are omitted as they are either not applicable or have been included in Part I.

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

                               IMX PHARMACEUTICALS, INC

                               By: /s/ Leonard F. Kaplan
                                   ---------------------------------------------
                                   Leonard F. Kaplan, Chief Financial Officer