Form 10QSB
period 2001-06-30
IMX PHARMACEUTICALS INC
filed 2001-10-25
CIK 1051059

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(Mark One)

/X/ Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

/ / Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _________.

                          Commission File No. 000-30294
                                              ---------

                           IMX PHARMACEUTICALS, INC.
                 ---------------------------------------------
                 (Name of Small Business Issuer in its Charter)

             Utah                                        87-0394290
--------------------------------          --------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

1900 Corporate Boulevard, Suite 400 E, Boca Raton, Florida              33431
-----------------------------------------------------------         ------------
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

        Item 1.Financial Statements

1-3 Consolidated Balance Sheets as of December 31, 2000 (audited) and June 30, 2001 (unaudited)

4 Consolidated Statements of Operations for the Six Months Ended June 30, 2001 (unaudited) and June 30, 2000 (unaudited) and Three Months Ended June 30, 2001 (unaudited) and June 30, 2000 (unaudited)

5        Consolidated Statements of Changes In Stockholders' Equity

6 Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 (unaudited) and June 30, 2000 (unaudited) and Three Months Ended June 30, 2001 (unaudited) and June 30, 2000 (unaudited)

7-37     Notes to Consolidated Financial Statements (unaudited)

        Item 2.Management's Discussion and Analysis or Plan of Operation

38-41    Text

                      Part II.              Other Information

41       Item 2(c). Recent Sales of Unregistered Securities

                            IMX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS




                                                          (Unaudited)           (Audited)
                                                            June 30,           December 31,
                                                              2001                2000
                                                          -----------          ------------
CURRENT ASSETS:

      Not Subject to Bankruptcy Proceedings:

        Cash and cash equivalents                           $     4,667        $    10,414
        Accounts receivable (net of allowance for
          doubtful accounts of $50,000 and $50,000)               4,269             10,510
                                                            ------------       ------------
         Current Assets, Not Subject
           to bankruptcy proceedings                              8,936             20,924
                                                            ------------       ------------

        Subject to Bankruptcy Proceedings:

        Cash and cash equivalents                                 7,485              9,216
        Securities available for sale                                 0              1,828
        Other receivables                                       501,727            501,703
        Prepaid expenses and other                               18,583             18,583
                                                            ------------       ------------
         Current Assets, Subject
           to bankruptcy proceedings                            527,795            531,330
                                                            ------------       ------------

             Total Current Assets                               536,731            552,254
                                                            ------------       ------------
PROPERTY AND EQUIPMENT:

      Subject to Bankruptcy Proceedings:

        Building and Land, (net of accumulated
         depreciation of $15,437 and $ 9,989)                   979,114            990,011
                                                            ------------       ------------

             Total Property and Equipment                       979,114            990,011
                                                            ------------       ------------
OTHER ASSETS:

      Not Subject to Bankruptcy Proceedings:

        Inventories in excess of amounts expected
         to be sold currently                                   106,380            110,000
                                                            ------------       ------------
         Total Other Assets, Not Subject
           to bankruptcy proceedings                            106,380            110,000
                                                            ------------       ------------
       Subject to Bankruptcy Proceedings:

        Deposits and other                                        4,919              6,144
                                                            ------------       ------------
         Total Other Assets, Subject
           to bankruptcy proceedings                              4,919              6,144
                                                            ------------       ------------

             Total Other Assets                                 111,299            116,144
                                                            ------------       ------------

               TOTAL ASSETS                                 $ 1,627,144        $ 1,658,409
                                                            ============       ============


See accompanying notes to the consolidated financial statements.

                            IMX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                  LIABILITIES




                                                          (Unaudited)           (Audited)
                                                            June 30,           December 31,
                                                              2001                2000
                                                          -----------          ------------
CURRENT LIABILITIES:

    Not Subject to Bankruptcy Proceedings:

        Accounts payable                                    $   146,490        $   136,299
        Accrued expenses and other current
         liabilities                                                459              2,523
        Commissions payable                                       1,229              1,113
        Sales tax payable                                         1,593              1,648
                                                            ------------       ------------

         Current Liabilities, Not Subject
           to Bankruptcy Proceedings                            149,771            141,583

    Subject to Bankruptcy Proceedings:

      Not Subject to Compromise

        Current portion of fully secured long term notes        425,000            425,000
        Postpetition trade accounts payable                      54,008             14,183
        Accrued salaries payable - Pre-petition                  73,746             73,746
        Accrued salaries payable - Post-petition                104,334             19,667
        Accrued payroll taxes - Pre-petition                      6,753              6,753
        Accrued payroll taxes - Post-petition                    10,433              1,967
        Sales tax payable                                       193,792            193,792
                                                            ------------       ------------
       Current Liabilities, Not Subject
           to Compromise                                        868,066            735,108
                                                            ------------       ------------
    Subject to Compromise

        Current portion of unsecured long term notes
          payable                                             1,350,172          1,350,172
        Prepetition trade accounts payable                    1,572,001          1,572,001
        Accrued prepetion expenses                               34,279             34,279
        Accrued salaries payable - Post-petition                 29,791             29,791
        Stock recission payable                                 488,300            488,300
        Loans payable                                            53,500             53,500
        Commissions payable                                     256,592            277,425
                                                            ------------       ------------
         Current Liabilities, subject to compromise           3,784,635          3,805,468
                                                            ------------       ------------

             Total Current Liabilities                        4,802,472          4,682,159

LONG-TERM LIABILITIES:

    Not Subject to Bankruptcy Proceedings:

        Officer's notes payable                                  71,198             30,000
                                                            ------------       ------------
         Long-Term Liabilities, not subject
           to bankruptcy proceedings                             71,198             30,000
                                                            ------------       ------------
    Subject to Bankruptcy Proceedings:

      Not Subject to Compromise

        Fully secured long-term notes,
         less current portion                                   287,137            287,137
                                                            ------------       ------------
      Subject to Compromise

        Unsecured long term notes payable,
         less current portion                                   552,988            553,366
                                                            ------------       ------------
             Total Long-Term Liabilities                        911,323            870,503
                                                            ------------       ------------
               TOTAL LIABILITIES                            $ 5,713,795        $ 5,552,662
                                                            ============       ============




See accompanying notes to the consolidated financial statements.

                            IMX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                        STOCKHOLDERS' EQUITY (DEFICIENCY)



                                                                            (Unaudited)           (Audited)
                                                                              June 30,           December 31,
                                                                                2001                2000
                                                                            -----------          ------------
STOCKHOLDERS'  EQUITY (DEFICIENCY):

        Common stock, $.001 par value, 50,000,000 shares
          authorized, 12,898,522 and 12,898,522 shares
          issued, 8,132,076 and 8,132,076 shares outstanding               $       12,898     $       12,898
         Additional paid-in capital                                            10,495,487         10,495,487
         Retained earnings (deficiency)                                       (14,016,982)       (13,815,440)
         Treasury stock, at cost - 4,766,446 and
           4,766,446 shares                                                      (578,054)          (578,054)
         Accumulated other comprehensive income (loss)                                  0             (9,144)
                                                                           ---------------    ---------------

             Total Stockholders' Equity (Deficiency)                           (4,086,651)        (3,894,253)
                                                                           ---------------    ---------------

               STOCKHOLDERS' EQUITY (DEFICIENCY)                           $    1,627,144     $    1,658,409
                                                                           ===============    ===============







See accompanying notes to the consolidated financial statements.

                            IMX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)



                                                            (Unaudited)                       (Unaudited)
                                                         Six Months Ended                    Three Months
                                                              June 30,                         June 30,
                                                        --------------------             --------------------
                                                        2001            2000             2001            2000
                                                    -------------  ---------------   -------------   --------------
NET SALES                                               $ 67,289      $ 1,525,311        $ 33,441      $ 1,293,965

COST OF SALES                                              5,174          520,972           3,069          439,471
                                                    -------------  ---------------   -------------   --------------

GROSS PROFIT                                              62,115        1,004,339          30,372          854,494
                                                    -------------  ---------------   -------------   --------------

OPERATING EXPENSES:

  Selling                                                 56,800        1,283,981           5,128          891,677
  Advertising                                                620           48,132               -           15,602
  General and administrative                             206,579        1,076,299          51,691          686,662
  Depreciation and amortization                           10,897           31,883           5,309           13,789
                                                    -------------  ---------------   -------------   --------------

Total Operating Expenses                                 274,896        2,440,295          62,128        1,607,730
                                                    -------------  ---------------   -------------   --------------

LOSS FROM OPERATIONS                                    (212,781)      (1,435,956)        (31,756)        (753,236)
                                                    -------------  ---------------   -------------   --------------


OTHER INCOME (EXPENSES):

  Medicis inventory recovery gain                                         180,162                          180,162
  Other                                                   11,239           49,447            (596)        (196,046)
                                                    -------------  ---------------   -------------   --------------

Total Other Income (Expenses)                                  0           49,447            (596)         (15,884)
                                                    -------------  ---------------   -------------   --------------

Loss before income taxes                                (201,542)      (1,206,347)        (32,352)        (769,120)

Provision for Income Taxes                                     0                0               0                0
                                                    -------------  ---------------   -------------   --------------


Net loss available to common stockholders              $(201,542)  $   (1,206,347)      $ (32,352)       $(769,120)
                                                    =============  ===============   =============   ==============

Weighted average number of shares of common
  stock outstanding:
    Basic                                              8,132,076        5,811,252       8,132,076        5,820,043
    Diluted                                            8,132,076        6,142,000       8,132,076        6,150,791

Net loss per common share:
    Basic                                                $ (0.02)         $ (0.21)        $ (0.00)         $ (0.13)
    Diluted                                              $ (0.02)         $ (0.20)        $ (0.00)         $ (0.13)








See accompanying notes to the consolidated financial statements.

                            IMX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                  CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)




                                                            PREFFERED STOCK                  COMMON STOCK
                                                      ---------------------------       ----------------------           ADDITIONAL
                                                        NUMBER                           NUMBER                           PAID-IN
                                                       OF SHARES           AMOUNT       OF SHARES       AMOUNT            CAPITAL
                                                      -----------          ------       ---------       ------           ----------

Balance - December 31, 1999                                0                  0         9,634,707        9,635          $ 7,943,050

Issuance of common stock for
 acquisition of Select Benefits, Inc.                                                     100,000          100               74,900

Issuance of common stock for
 acquisition of Dri-Kleen, Inc. Distribution
 network, inventory of finished goods and
 materials and manufacturing facility in
 Elbow Lake, Minnesota                                                                  2,500,000        2,500            1,872,500

Issuance of common stock tyo VoyagerIT.com                                                500,000          500              499,500

Issuance of common stock to Shulman & Associates                                          100,000          100               99,900

Meyer Zall Laboratories Ltd. return of stock
  in exchange of release of certain license agreements                                                       0

Return to authorized

Prior period correction of preffered stock conversion                                      48,815           48                  (48)

Net proceeds from sale of common stock                                                  1,300,000        1,300              492,700

Recission of stock purchase                                                            (1,285,000)      (1,285)            (487,015)

Net loss
Change in other comprehensive income
                                                      ------              -----        ----------  -----------           -----------
Balance - December 31, 2000                                0                  0        12,898,522   $   12,898           10,495,487

Change in unrealized gain (loss)
  on securities available-for-sale

Net loss for the six months
  ended June 30, 2001
                                                      ------              -----        ----------  -----------          ------------
Balance - June 30, 2001                                    0              $   0        12,898,522  $    12,898          $10,495,487
                                                      ======              =====        ==========  ===========          ============




                                                                                 TREASURY STOCK      ACCUMULATED          TOTAL
                                                                             ---------------------     OTHER           STOCKHOLDERS'
                                                                             NUMBER OF              COMPREHENSIVE         EQUITY
                                                               (DEFICIT)      SHARES      AMOUNT       INCOME           (DEFICIENCY)
                                                               ---------     ---------    -------   -------------     --------------
Balance - December 31, 1999                                   (4,348,955)   3,832,246    (578,054)     (21,751)          3,003,925

Issuance of common stock for
 acquisition of Select Benefits, Inc.                                                                                       75,000

Issuance of common stock for
 acquisition of  Dri-Kleen, Inc. Distribution
 network, inventory of finished goods and materials
 and manufacturing facility in Elbow Lake, Minnesota                                                                     1,875,000

Issuance of common stock tyo VoyagerIT.com                                                                                 500,000

Issuance of common stock to Shulman & Associates                                                                           100,000

Meyer Zall Laboratories Ltd. return of stock
  in exchange of release of certain license agreements                        734,000           0                                0

Return to authorized                                                          200,200

Prior period correction of preffered stock conversion                                                                            0

Net proceeds from sale of common stock                                                                                     494,000

Recission of stock purchase                                                                                               (488,300)

Net loss                                                      (9,466,485)                                               (9,466,485)
  Change in other comprehensive income                                                                  12,607              12,607
                                                            -------------   ---------     ---------     -------         ------------
Balance - December 31, 2000                                  (13,815,440)   4,766,446     (578,054)     (9,144)         (3,894,253)

Change in unrealized gain (loss)
  on securities available-for-sale                                                                       9,144               9,144

Net loss for the six months
  ended June 30, 2001                                           (201,542)                                                 (201,542)
                                                            -------------  ---------     ---------     -------         ------------

Balance - June 30, 2001                                     $(14,016,982)  4,766,446     $(578,054)    $     0         $(4,086,651)
                                                            =============  =========     ==========    =======         ============



See accompanying notes to the consolidated financial statements.

                            IMX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                       (Unaudited)                              (Unaudited)
                                                                     Six Months Ended                        Three Months Ended
                                                                         June 30,                                  June 30,
                                                            -----------------------------------    ---------------------------------
                                                                 2001                2000                2001              2000
                                                            -------------    ------------------    ---------------    --------------
OPERATING ACTIVITIES:

Net loss                                                    $ (201,542)         $ (1,206,347)        $ (32,352)       $ (769,120)
Adjustments to reconcile net loss to net cash (used)
    provided by operating activities:
    Depreciation and amortization                               10,897                31,206             5,449            13,112
    Loss on securities transactions                              7,461                                   7,461                 -
    Provision for doubtful accounts                                                  (24,324)                              1,570
    Changes in assets and liabilities:                                                                       -
      Decrease in accounts receivable                            6,241                54,767            (1,145)          295,838
      Increase in other receivable                                 (24)                                   (439)
      Decrease (increase) in inventories                         3,620              (806,415)            1,662          (653,380)
      (Increase) in prepaid expenses                                                    (506)                             17,540
      Decrease (increase) in deposits                            1,225            (1,320,000)            1,225          (970,000)
      Decrease (increase) in other assets                                            (45,000)                            (35,000)
      (Decrease) increase in accounts payable
         and accrued expenses                                  120,313               265,438            15,736           311,178
                                                            -----------         -------------        ----------       -----------

Net cash (used) provided by operating activities               (51,809)           (3,051,181)           (2,403)       (1,788,262)
                                                            -----------         -------------        ----------       -----------
Investing Activities:

  Purchase of furniture and equipment                                0               (85,263)                -           (68,872)
  Proceeds from  sale of securities available-for-sale           3,511                 2,194             3,511             2,194
  Net proceeds from (repayment) of loans to related party       41,198                 1,028            41,198              (558)
  Goodwill purchased                                                                (264,303)                -          (264,303)
  Decrease in investment in securities                                                 8,730                 -             8,730
                                                            -----------         -------------        ----------       -----------

Net cash (used) provided by investing activities                44,709              (337,614)           44,709          (322,809)
                                                            -----------         -------------        ----------       -----------

Financing Activities:

  Net proceeds from (repayments of) notes payable                 (378)              938,504              (378)          939,303
  Net proceeds from (repayments of) loans payable
  Stock issuance to purchase goodwill                                                 75,000                 -            75,000
                                                            -----------         -------------        ----------       -----------

Net cash (used) provided by financing activities                  (378)            1,013,504           (35,378)        1,014,303
                                                            -----------         -------------        ----------       -----------

Net increase (decrease) in cash and cash equivalents            (7,478)           (2,375,291)            6,928        (1,096,768)

Cash and cash equivalents - beginning of period                 19,630             2,497,791             5,224         1,219,268
                                                            -----------         -------------        ----------       -----------
Cash and cash equivalents - end of period                     $ 12,152             $ 122,500          $ 12,152         $ 122,500
                                                            ===========         =============        ==========       ===========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

  Cash paid for interest                                            $0                $7,843                                $166
  Cash paid for income taxes                                        $0                    $0                $0                $0



See accompanying notes to the consolidated financial statements.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Information as of June 30, 2001 and for the six month
               periods ended June 30, 2000 and 2001 are unaudited)

NOTE 1 -       BANKRUPTCY AND GOING CONCERN

               The company has incurred operating losses for each of the last four years ended December 31, 1997, 1998, 1999 and 2000 and the six months ended June 30, 2001. As of June 30, 2001 the Company's current liabilities exceeded its current assets by $4,265,741 and its total liabilities exceeded its total assets by $4,086,651. These matters raise substantial doubt about the ability of the Company to continue as a going concern. The Company's continuance will be dependent on the ability to restructure its operations to achieve profitability in the near term and its ability to raise sufficient debt or equity capital to fund continuing operations until such restructuring is completed.

NOTE 2 -       ORGANIZATION AND CAPITALIZATION

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

               Effective June 24, 1998, the Company entered into an agreement (the "Joint Venture Agreement") with various affiliates of Medicis Pharmaceutical

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Information as of June 30, 2001 and for the six month
               periods ended June 30, 2000 and 2001 are unaudited)

NOTE 2 -       ORGANIZATION AND CAPITALIZATION (CONT'D)

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

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Information as of June 30, 2001 and for the six month
               periods ended June 30, 2000 and 2001 are unaudited)

NOTE 2 -       ORGANIZATION AND CAPITALIZATION (CONT'D)

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

               During the first five contract years, (the Royalty period) The Company had agreed to pay a royalty to Enviro-Tech equal to 20% of the purchase price paid for the formula (the Royalty fee). The minimum guaranteed Royalty Fee (the Guaranteed Royalty Fee) for the first contact year is $286,000 and $300,000 for the succeeding four contract years. The Guaranteed Royalty Fee is due in monthly installments of no less than $20,000 and the minimum quarterly royalty fee is $61,000 for the first quarter and $75,000 for each following quarter. Interest on any monthly or quarterly royalty fee deficiency was to accrue interest

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Information as of June 30, 2001 and for the six month
               periods ended June 30, 2000 and 2001 are unaudited)

NOTE 2 -       ORGANIZATION AND CAPITALIZATION (CONT'D)

               at an annualized rate of 12%.

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

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Information as of June 30, 2001 and for the six month
               periods ended June 30, 2000 and 2001 are unaudited)

NOTE 2 -       ORGANIZATION AND CAPITALIZATION (CONT'D)

               Select Benefits are not a party to the bankruptcy proceedings.

               Post-petition, The Company has derived revenues from its subsidiaries through the sale of their respective products. The Company continues to operate as a debtor in possession. On March 16, 2001 the Company and imx-eti filed a Motion to Extend the Exclusivity Period for filing a Plan and the periods to Solicit Exceptances of Plan ("the Exclusivity Motion")

               On July 8, 2000, 1,300,000 shares of common stock were issued to approximately thirteen (13) individuals at $.38 per share. Based upon the subsequent discovery of materially erroneous information concerning the volume of sales, the issuance of the stock was rescinded on November 5, 2000, by the Company's board of directors for five (5) of the individuals holding 435,638 shares of common stock. The Company lacked the funds to pay the individuals affected and therefore the liabilities created by the rescission was recorded as stock rescission payable. Subsequent to the Petition Date, The Company's board of directors resolved to rescind the issuance of the balance of 849,342 shares of common stock and the schedules will be amended to reflect these individuals and entity as unsecured creditors. One individual who was issued 15,000 shares elected to not participate in the recission.

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

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Information as of June 30, 2001 and for the six month
               periods ended June 30, 2000 and 2001 are unaudited)

NOTE 2 -       ORGANIZATION AND CAPITALIZATION (CONT'D)

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

NOTE 3 -       SUBSEQUENT EVENT

               On September 5, 2001 a motion was brought to the bankruptcy court to dismiss imx-eti Life Partners, Inc.'s petition for bankruptcy. The bankruptcy court granted the motion on September 10, 2001.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Information as of June 30, 2001 and for the six month
               periods ended June 30, 2000 and 2001 are unaudited)


NOTE 4 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               Interim Financial Statements

               The accompanying unaudited consolidated financial statements as of June 30, 2001 and for the six and three month periods ended June 30, 2000 and 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the six and three-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

               Accounts Receivable

               Management has evaluated the Accounts Receivable and believes that a significant amount are uncollectable. The Company has provided an allowance for doubtful accounts in the amounts of $50,000 and $50,000 for the periods ended December 31, 2000, and June 30, 2001, respectively.

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

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Information as of June 30, 2001 and for the six month
               periods ended June 30, 2000 and 2001 are unaudited)

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

               Convertible preferred stock, certain common stock options and common stock

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Information as of June 30, 2001 and for the six month
               periods ended June 30, 2000 and 2001 are unaudited)

NOTE 4 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

               warrants were excluded from the computations of net loss per share for the periods ended December 31, 2000 and June 30, 2001 because the effect of their inclusion would be anti-dilutive.

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

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Information as of June 30, 2001 and for the six month
               periods ended June 30, 2000 and 2001 are unaudited)

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

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Information as of June 30, 2001 and for the six month
               periods ended June 30, 2000 and 2001 are unaudited)

NOTE 6 -       SECURITIES AVAILABLE FOR SALE

               Securities available for sale consist of shares of common stock in Hydron Technologies, Inc. ("Hydron"). At December 31, 2000 and June 30, 2001, the cost basis of $10,972 and $ 0 of the common stock in Hydron exceeded the market value by $9,144 and $ 0 respectively.

NOTE 7 -       INVENTORIES

               Inventories consisted of the following:

                                June 30         December 31
                                 2001              2000
                             --------------    --------------
                             Other Assets      Current Assets
                             --------------    --------------
Finished goods                 $ 90,644          $ 94,264
Packaging supplies               15,736            15,736
                              ---------          --------

Total                         $ 106,380         $ 110,000
                              =========         =========

NOTE 8 -       INVENTORY HELD AS NONCURRENT ASSET

               As of June 30, 2001 the Company held inventory of $ 106,380 shown on the balance sheet as a non-current asset. In the opinion of management, inventory held is not expected to be sold currently.

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

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Information as of June 30, 2001 and for the six month
               periods ended June 30, 2000 and 2001 are unaudited)

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


                                                                     Estimated             Estimated
                                             Carrying             Net Realizable        Net Realizable
                                               Value                   Value                Value
Company                                 December 31, 2000        December 31, 2000       June 30,2001
-------------------------               ---------------------  ---------------------   ------------------
IMX Pharmaceuticals, Inc.               $             18,295    $                 -    $               -
imx-eti Life Partners, Inc.                        1,528,289                      -                    -
                                        ---------------------  ---------------------     ----------------

Reorganization items                    $          1,546,584    $                 -    $               -
                                        =====================  =====================   ==================

Sarah J. Inc.                                        453,992                100,000               96,380
Proctozone, Inc.                                      80,390                  5,000                5,000
Podiatrx, Inc.                                       119,518                  5,000                5,000
Select Benefits Inc.                                       -
                                        ---------------------  ---------------------   ------------------

                                        $            653,900    $           110,000              106,380
                                        =====================  =====================   ==================


NOTE 10 -      PROPERTY AND EQUIPMENT

               Property and equipment consisted of the following:

                                       June 30,     December 31,
                                   --------------   --------------
                                       2001             2000
                                   --------------   --------------

Building & Land                      $ 1,000,000     $  1,000,000
Computers and office equipment                 0                0
Furniture, fixtures and improvements           0                0
                                     ------------    -------------

                                       1,000,000        1,000,000
Less: accumulated depreciation and
             amortization                (20,886)          (9,989)
                                     ------------    -------------

Property and equipment, net of
  accumulated depreciation           $   979,114     $    990,011
                                     ============    ============

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Information as of June 30, 2001 and for the six month
               periods ended June 30, 2000 and 2001 are unaudited)

  NOTE 11 -    IMPAIRMENT OF ASSETS HELD AND USED

               During 2000 the assets listed below were deemed to be impaired and written down to their fair market value. Fair value, which was determined by reference to the present value of the estimated future cash inflows of such assets, exceeded their carrying value by $ 893,733.


                                                      Machy an     Furniture and    Leasehold                               Other
Company:                                Totals        equipment       fixtures     Imprvements    Land      Buildings       assets
----------------------------         ------------  -------------- ---------------- -----------  --------    ---------     ----------

IMX Pharmaceuticals, inc              $   296,071   $   219,937    $   54,533     $  21,601     $       0   $        0   $        0
imx-eti Life Partners, Inc.             1,818,157       780,862         7,114             0       150,000      850,000       30,181
Sarah J., Inc.                            125,072       106,688             0             0             0            0       18,384
Proctozone, Inc.                                0             0             0             0             0            0            0
Podiatrx, Inc.                              8,319             0             0             0             0            0        8,319
Select Benefits, Inc.                           0             0             0             0             0            0            0
                                      -----------   -----------    ----------     ---------     ---------   ----------   ----------

Totals                                  2,247,619     1,107,487        61,647        21,601       150,000      850,000       56,884

Less: Accumulated
      depreciation through
      December 31, 2000                  (363,875)     (268,353)      (35,292)      (18,314)            0       (9,989)     (31,927)
                                      -----------   -----------    ----------     ---------     ---------   ----------   ----------

Net book value                          1,883,744       839,134        26,355         3,287       150,000      840,011       24,957

Less: Valuation allowance                (893,733)     (839,134)      (26,355)       (3,287)            0            0      (24,957)
                                      -----------   -----------    ----------     ---------     ---------   ----------   ----------

Net relizable value
  at December 31, 2000                    990,011             0             0             0       150,000      840,011            0


Less: Accumulated depreciation
      for the six months ended
      June 30, 2001                        10,897             0             0             0             0       10,897            0
                                      -----------   -----------    ----------     ---------     ---------   ----------   ----------

Net relizable value
  at June 30, 2001                    $   979,114   $      --      $     --       $    --       $ 150,000   $  829,114   $     --
                                      ===========   ===========    ==========     =========     =========   ==========   ==========

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

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Information as of June 30, 2001 and for the six month
               periods ended June 30, 2000 and 2001 are unaudited)

NOTE 12 -      IMPAIRMENT OF ASSETS HELD AND USED (CONT'D)

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

NOTE 13 -      LIABILITIES SUBJECT TO COMPROMISE

               On November 20, 2000, IMX Pharmaceuticals Inc. and imx-eti Life Partners, Inc. (The "Debtors") filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Southern District of Florida. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-possession. The creditor's claims are reflected in the December 31, 2000 and June 30, 2001 balance sheets as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the debtors assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Debtors' property, plant and equipment.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Information as of June 30, 2001 and for the six month
               periods ended June 30, 2000 and 2001 are unaudited)

NOTE 14 -      UNRECORDED LIABILITY

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

NOTE 15 -      REORGANIZATION ITEMS

               Reorganization items are comprised of:


                                           IMX                  imx-eti
                                    Pharmaceuticals, Inc.   Life Partners, Inc.       Total
                                  ---------------------  -------------------  -------------------
Professional Fees                                    0                    0                    0
                                  ---------------------  -------------------  -------------------

                                  $                  0   $                0   $                0
                                  =====================  ===================  ===================


NOTE 16 -      INCOME TAXES

               The provision for income taxes in the consolidated statements of operations is as follows:


                                    June 30,           June 30,
                                   ------------       ------------
                                      2001               2000
                                   ------------       ------------
Current:
  Federal                        $           0     $            0
  State                                      0                  0
                                ---------------   ----------------
                                 $           0     $            0
                                ---------------   ----------------
Deferred:
  Federal                        $           0     $            0
  State                                      0                  0
                                ---------------   ----------------
                                 $           0     $            0
                                ---------------   ----------------

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Information as of June 30, 2001 and for the six month
               periods ended June 30, 2000 and 2001 are unaudited)

NOTE 16 -      INCOME TAXES (CONT'D)

               Applicable incomes taxes for financial reporting purposes differ from the amounts computed by applying the statutory federal and state income tax rates as follows:

                                               June 30,          December 31,
                                            ---------------      -------------
                                                 2001                2000
                                            ---------------      -------------
Tax benefit at statutory rate             $         46,000     $    3,570,000
Increase (decrease) in tax
  resulting from:
State income tax, net of federal
  tax benefit                                        8,500            610,000
Other                                                    0                  0
Increase (decrease) in
  valuation allowance                              (54,500)        (4,180,000)
                                          -----------------    ---------------

Income taxes                              $              0     $            0
                                          =================    ===============

               The approximate tax effects of temporary differences that give rise to the deferred tax assets and deferred tax (liabilities) are as follows:



                                                       June 30,            December 31,
                                                    ---------------       ---------------
                                                         2001                  2000
                                                    ---------------       ---------------
Fair value of common stock options and
  warrants                                        $              0        $            0
Start-up costs                                                   0                     0
Depreciation and amortization                                    0                     0
Other                                                            0                     0
Net operating loss carry forwards                       11,295,000            11,093,000
                                                  -----------------       ---------------
                                                                 0
                                                        11,295,000            11,093,000

Less: valuation allowance                              (11,295,000)          (11,093,000)
                                                  -----------------       ---------------

Total net deferred tax asset                      $              0        $            0
                                                  =================       ===============


                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Information as of June 30, 2001 and for the six month
               periods ended June 30, 2000 and 2001 are unaudited)

NOTE 16 -      INCOME TAXES (CONT'D)

               At June 30, 2001, the Company had net operating loss carryforwards of approximately $ 11,295,000 for income tax purposes. Those losses are available for carryforward for periods ranging from fifteen to twenty years, and will expire beginning in 2011. Any future significant changes in ownership of the Company may limit the annual utilization of the tax net operating loss carryforwards.


NOTE 17 -      CAPITAL STOCK

               Common stock

               Common stock has one vote per share for the election of directors. All other matters are submitted to a vote of stockholders. Shares of common stock do not have cumulative voting, preemptive, redemption or conversion rights.

               At December 31, 2000 and June 30, 2001, the Company had reserved 874,641 and 869,641 shares of common stock respectively for issuance relating to unexpired options and warrants.


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

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Information as of June 30, 2001 and for the six month
               periods ended June 30, 2000 and 2001 are unaudited)

NOTE 18 -       STOCK OPTIONS (CONT'D)

               A summary of the Company's stock option activity is as follows:


                            Three months ended                 Year ended
                               June 30, 2001                December 31, 2000
                        -------------------------      ---------------------------
                                         Weighted                         Weighted
                                         Average                          Average
                                         Exercise                         Exercise
                           Shares          Price         Shares            Price
----------------------------------------------------------------------------------
Options outstanding,
   beginning of period    520,000          $ 1.61       1,485,000          $ 2.46
Granted                         -               -         400,000            1.00
Exercised                       -               -               -               -
Forfeited/canceled         (5,000)           1.70      (1,365,000)           2.36
----------------------------------------------------------------------------------

Outstanding at end of
  period                  515,000          $ 1.61         520,000          $ 1.61
----------------------------------------------------------------------------------


               A summary of the Company's fixed stock options outstanding is as follows:


                                        Weighted
                                        Average
                                       Remaining        Weighted                      Weighted
Range of               Options        Contractual       Average        Options         Average
Exercise Price        Outstanding    Life in Years   Exercise Price  Exercisable    Exercise Price
--------------------------------------------------------------------------------------------------
December 31, 2000

      $1.00             300,000           5.76          $ 1.00        300,000          $ 1.00

  $1.75 - 2.50          220,000           5.88            2.40        210,000            2.40

  $0.75 - 6.50          520,000           5.81            1.59        510,000            1.58

March 31, 2001

      $1.00             300,000           4.77          $ 1.00        300,000          $ 1.00

  $1.75 - 2.50          215,000           5.04            2.40        210,000            2.40

  $0.75 - 6.50          515,000           4.88            1.61        510,000            1.60


                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Information as of June 30, 2001 and for the six month
               periods ended June 30, 2000 and 2001 are unaudited)

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

               Under the accounting provisions of SFAS 123, the Company's net income (loss) and income (loss) per share would have changed to the pro forma amounts indicated below:


                                                    Six Months                       Three Months
                                                  Ended June 30,                     Ended June 30,
                                         -----------------------------         --------------------------
                                            2001                2000              2001             2000
                                         ---------           ---------         ---------         --------
Net income (loss) applicable to
  common stockholders
   As reported                           $ (201,542)        $ (1,206,347)       $ (32,352)    $   (769,120)
   Pro forma                             $ (201,542)        $ (1,476,347)       $ (32,352)      (1,068,569)
Income (loss) per share - basic
   As reported                           $    (0.02)        $      (0.21)       $   (0.00)    $      (0.13)
   Pro forma                             $    (0.02)        $      (0.25)       $   (0.00)    $      (0.18)
Income (loss) per share - diluted
   As reported                           $    (0.02)        $      (0.20)       $   (0.00)    $      (0.13)
   Pro forma                             $    (0.02)        $      (0.24)       $   (0.00)    $      (0.17)


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

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Information as of June 30, 2001 and for the six month
               periods ended June 30, 2000 and 2001 are unaudited)

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

               On March 31, 1999, in connection with the Company's 1997 Private Placement of convertible preferred stock (Note 13), 88,160 (76,750 original shares, plus 11,410 shares issued in lieu of cash as preferred stock dividends) shares outstanding at March 31, 1999 were converted into ten shares of common stock and warrants to purchase ten shares of common stock at any time during the period ending July 2002 for $6.50 per share. As of June 30, 2001 no warrants to purchase common stock have been exercised.

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

               During July, 1997, in connection with an agreement with a financial advisor, the Company issued warrants to purchase 50,000 shares of common stock at $4.75

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Information as of June 30, 2001 and for the six month
               periods ended June 30, 2000 and 2001 are unaudited)

NOTE 19 -      STOCK WARRANTS (CONT'D)

               per share, exercisable prior to July 2002. The Company recorded approximately $67,000 as deferred consulting expense for the estimated fair value of the warrants, which is being amortized over the two year term of the agreement.

               In connection with notes payable issued during 1997, as of December 31, 1998, warrants to purchase 85,120 shares of common stock have been issued. Also, in connection with February, 1998 closing of the October, 1997 Private Placement, warrants to purchase 20,180 shares of common stock were issued to placement and selling agents. Each of the warrants mentioned above has an exercise price of $3.50 per share, and expires five years from the date of issuance. As of December 31, 1998 and 1999, no warrants have been exercised. The aggregate number of common shares reserved for issuance upon the exercise of warrants is 354,641 as of June 30, 2001. The expiration date and exercise prices of the outstanding warrants are as follows:


                     Outstanding   Expiration     Exercise
                       Warrants       Date          Price
                    ------------   ----------   -------------

                         58,000       2001    $         2.50
                        132,863       2002      1.75 -  4.75
                        163,778       2003      1.75 -  3.50


NOTE 20 -      NET INCOME (LOSS) PER COMMON SHARE

               The following table sets forth the computation of basic and diluted net loss per common share:

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Information as of June 30, 2001 and for the six month
               periods ended June 30, 2000 and 2001 are unaudited)

NOTE 20 -      NET INCOME (LOSS) PER COMMON SHARE (CONT'D)


                                              Six Months Ended                  Three Months Ended
                                                   June 30,                           June 30,
                                         -------------------------------     ----------------------------
                                            2001                2000             2001             2000
                                         ----------         ------------     ------------       ---------
Numerator:
Numerator for basic and diluted
  Loss per share available
    to common stockholders               $ (201,542)         $(1,206,347)      $ (32,352)       $(769,120)
Denominator:
  Denominator for basic loss per
    share-weighted-average shares         8,132,076            5,811,252       8,132,076        5,811,252
  Effect of dilutive securities:
    Common stock options                                         330,748                          330,748
  Denominator for diluted loss per
    share-adjusted weighted average
    shares and assumed conversions        8,132,076            6,142,000       8,132,076        6,142,000
Basic net loss per common share             $ (0.02)             $ (0.21)        $ (0.00)         $ (0.13)
Diluted net loss per common share           $ (0.02)             $ (0.20)        $ (0.00)         $ (0.13)


               Net loss per common share is calculated by dividing the net loss by the weighted-average shares of common stock and common stock equivalents outstanding during the period. Excluded from the computation of net loss per common share - diluted at June 30, 2001, were outstanding options of 515,000 and warrants to purchase of 354,641 shares of common stock respectively, at exercise prices ranging from $2.50 to $6.50, because to do so would be anti-dilutive.


NOTE 21 -      RELATED PARTY TRANSACTIONS

               During 2000 and 2001, the Company received advances from related parties. The balances due to these related parties as of June 30, 2001 and December 31, 2000 respectively were as follows:

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Information as of June 30, 2001 and for the six month
               periods ended June 30, 2000 and 2001 are unaudited)

NOTE 21 -      RELATED PARTY TRANSACTIONS (CONT'D)

                        Loans Payable                 Notes Payable
                           June 30,                      June 30,
                    ----------------------      -----------------------
Relationship          2001           2000          2001          2000
-----------------   --------      --------      ---------     ---------
Officers            $ 53,500      $ 53,500      $ 136,134      $ 101,134
Oficer's sister            0             0         12,500         12,500
                    --------      --------      ---------      ---------
                    $ 53,500      $ 53,500      $ 148,634      $ 113,634
                    ========      ========      =========      =========

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

               Bioglan Pharma PLC and Bioglan Pharma, Inc.

               In November 1999, Bioglan Pharma PLC and Bioglan Pharma, Inc. (collectively, "Bioglan") commenced an arbitration action against the Company, Medicis and

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Information as of June 30, 2001 and for the six month
               periods ended June 30, 2000 and 2001 are unaudited)

NOTE 22 -      COMMITMENTS AND CONTINGENCIES (CONT'D)

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

               Accrued Salaries Payable,  Pre-petition

               The Bankruptcy Court limits the amount of pre-petition accrued salaries that may be classified as "not subject to compromise" to $4,340 per employee (the Limit"). Any amount due an employee above this Limit (the "Over Limit Amount") is deemed a "liability subject to compromise" and will be subject to the

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Information as of June 30, 2001 and for the six month
               periods ended June 30, 2000 and 2001 are unaudited)

NOTE 22 -      COMMITMENTS AND CONTINGENCIES (CONT'D)

               same settlement terms as the other creditors within this class. The Over Limit Amount as of June 30, 2001 was $29,791. The payroll taxes related to the Over Limit Amount are deemed "liabilities not subject to compromise". The Over Limit Amount payroll taxes are estimated at $2,979 and are included in the Accrued payroll taxes, pre-petition of $6,753.

NOTE 23 -      OTHER RECEIVABLES

               Other receivables are as follows:

               The $500,000 due from Dri-Kleen Inc. is composed of approximately $400,000 in loan debt, $30,000 of accrued interest on the debt and $160,000 of expenses paid by the Company on behalf of Dri-Kleen, Inc.


                                                      June 30,           December 31,
                                                        2001                 2000
                                                -------------------    ----------------
Subject to bankruptcy proceedings:
----------------------------------
Due from Dri-Kleen, Inc.                        $          500,000     $       500,000
Other                                                        1,288               1,703
                                                -------------------    ----------------

Total                                           $          501,288     $       501,703
                                                ===================    ================


NOTE 24 -      SALES TAX PAYABLE

               As of June 30, 2001 Imx-eti Life Partners, Inc. estimated an unpaid sales tax liability in excess of $195,000. At the Board of Directors meeting of November 5, 2000 the Board approved a resolution to indemnify the Company's Officers against any claim made or successfully asserted against any Company Officer for any unpaid sales or other tax liability and the costs of defending against the claim.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Information as of June 30, 2001 and for the six month
               periods ended June 30, 2000 and 2001 are unaudited)

NOTE 24 -      SALES TAX PAYABLE (CONT'D)

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

NOTE 25 -      NOTES PAYABLE

               Notes payable consist of the following as of December 31, 2000:


                                                                                    PARTIALLY
                                                                   FULLY            SECURED OR
                                                                  SECURED           UNSECURED
                                                                  -------           ----------
               Non-interest bearing promissory note
               payable, Pure Distributors, Inc. d/b/a
               Envion International, payable
               in 24 monthly installments of $31,250
               principal only                                     $       0         $    718,750

               Promissory note payable, Wachovia Bank,
               N.A., bearing Interest at 9.5% per annum,
               payable in 24 monthly installments of $8,851
               principal and interest.                                    0              175,038


                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Information as of June 30, 2001 and for the six month
               periods ended June 30, 2000 and 2001 are unaudited)

NOTE 25 -     NOTES PAYABLE (CONT'D)


                                                                                                                 PARTIALLY
                                                                                                FULLY            SECURED OR
                                                                                                SECURED          UNSECURED
                                                                                                -------          ----------
               Non-interest bearing promissory note payable, Dri-Kleen, Inc.
               d/b/a Enviro-Tech International, related to the purchase of inventory. The note is payable as the related inventory is sold by The Company with the balance due and payable 90 days from the
               inception of the note.                                                                 0            600,000

               Non-interest bearing promissory note payable, Vitaquest
               International, Inc. payable in 12 monthly installments of $6,000 in the first year commencing August 1, 2000, followed by 12 monthly installments of $7,000 commencing August 1, 2001, then increasing to monthly installments of $8,000. commencing August
               1, 2002 and continuing until the note is paid in full. All
               overdue amounts are subject to a 5% penalty.                                           0            192,000

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


                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Information as of June 30, 2001 and for the six month
               periods ended June 30, 2000 and 2001 are unaudited)

NOTE 25 -      NOTES PAYABLE (CONT'D)


                                                                                                                 PARTIALLY
                                                                                                FULLY            SECURED OR
                                                                                                SECURED          UNSECURED
                                                                                                -------          ----------
               Non-recourse note payable, Select Benefits, Inc. monthly
               installments equal to 15% of sales from a select group of clients that pre-existed the acquisition date (Note 1) The note paydown
               is estimated at $60,000 per year.                                                      0            188,909

               Non-interest bearing note payable, Marc Balmuth, with no stated
               repayment terms.                                                                       0             20,000

               Non-interest bearing notes payable, William Forster, with no
               stated repayment terms.                                                           97,000              4,134

               Non-interest bearing note payable, Jo Ann Forster, with no stated
               repayment terms                                                                   12,500                  0

               Non-interest bearing loan payable, Distributors, with no stated
               repayment terms                                                                        0              4,707
                                                                                          -------------        -----------

               Total Notes and Loans Payable                                                    742,137          1,903,538

               Less Current Portion                                                            (425,000)        (1,350,172)
                                                                                          -------------        -----------
               Non Current Portion                                                        $     317,137        $   553,366
                                                                                          =============        ============


                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Information as of June 30, 2001 and for the six month
               periods ended June 30, 2000 and 2001 are unaudited)

NOTE 25 -      NOTES PAYABLE (CONT'D)

               Notes payable consist of the following as of June 30, 2001:


                                                                                                                 PARTIALLY
                                                                                                FULLY            SECURED OR
                                                                                                SECURED          UNSECURED
                                                                                                -------          ----------
               Non-interest bearing promissory note payable, Pure Distributors,
               Inc. d/b/a Envion International, payable in 24 monthly
               installments of $31,250 principal only                                     $           0        $   718,750

               Promissory note payable, Wachovia Bank, N.A., bearing Interest at
               9.5% per annum, payable in 24 monthly installments of $8,851
               principal and interest.                                                                0            175,038

               Non-interest bearing promissory note payable, Dri-Kleen, Inc.
               d/b/a Enviro-Tech International, related to the purchase of inventory. The note is payable as the related inventory is sold by The Company with the balance due and payable 90 days from the
               inception of the note.                                                                 0            600,000


                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Information as of June 30, 2001 and for the six month
               periods ended June 30, 2000 and 2001 are unaudited)

NOTE 25 -    NOTES PAYABLE (CONT'D)


                                                                                                                 PARTIALLY
                                                                                                FULLY            SECURED OR
                                                                                                SECURED          UNSECURED
                                                                                                -------          ----------
               Non-interest bearing promissory note payable, Vitaquest
               International, Inc. payable in 12 monthly installments of $6,000 in the first year commencing August 1, 2000, followed by 12 monthly installments of $7,000 commencing August 1, 2001, then increasing to monthly installments of $8,000. commencing August
               1, 2002 and continuing until the note is paid in full. All
               overdue amounts are subject to a 5% penalty.                                           0            192,000

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


                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Information as of June 30, 2001 and for the six month
               periods ended June 30, 2000 and 2001 are unaudited)

NOTE 25 -      NOTES PAYABLE (CONT'D)


                                                                                                                 PARTIALLY
                                                                                                FULLY            SECURED OR
                                                                                                SECURED          UNSECURED
                                                                                                -------          ----------
               Non-interest bearing note payable, Marc Balmuth, with no stated
               repayment terms.                                                                       0             20,000

               Non-interest bearing notes payable, William Forster, with no
               stated repayment terms.                                                          132,000              4,134

               Non-interest bearing note payable, Jo Ann Forster, with no stated
               repayment terms                                                                   12,500                  0

               Non-interest bearing loan payable, Distributors, with no stated
               repayment terms                                                                        0              4,707

                                                                                          -------------        -----------
               Total Notes and Loans Payable                                                    777,137          1,903,538

               Less Current Portion                                                            (425,000)        (1,350,172)
                                                                                          -------------        -----------
               Non Current Portion                                                        $     352,137        $   553,366
                                                                                          =============        ============

Item 2. Management's Discussion and Analysis or Plan of Operation.

General

         The second quarter of 2001 saw continued operations of the Company and imx-eti LifePartners, Inc., its wholly owned subsidiary, under court supervision. The Company's other subsidiaries, Sarah J, Inc. (d/b/a Mother 2 Be(TM)), Proctozone(TM), Inc., Podiatrx(TM), Inc., and IMX Select Benefits Corporation, which are not parties to the bankruptcy proceedings, maintained minor activity during the period

         Prior to the second quarter of last year, IMX was a development company primarily engaged in the development of lines of health and beauty products that the company believes will offer superior benefits to consumers. The Mother 2 Be(R), Proctozone(TM), and Podiatrx(TM) lines were launched in 1999 and 2000.

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

         During this quarter, the Company received $ 28,028 under this contract, for a total of $ 47,839 from its inception to June 30, 2001.

         Results of Operations

         For the three months and six months ended June 30, 2001, consolidated net sales were approximately $33,000 and $67,000, as compared to about $1,294,000 and $1,525,000, for the same periods ended June 30, 2000. This decrease was entirely due to the almost total cessation of sales activities after the Company's bankruptcy filing.

         Gross profit margin for the three and six months ended June 30, 2001 was 91 % compared to 66 % for the same periods ended June 30, 2000. The high margins are primarily attributable to the sales figure's inclusion of proceeds received from Dri-Kleen without any offsetting cost.

         Total operating expenses were approximately $62,000 and $275,000 for the three and six months ended June 30, 2001. This compares with $1,608,000 and $2,440,000 for the same periods ended June 30, 2000. The continuing decrease is attributed to personnel and operating reductions as the Company adjusts to its bankruptcy.

         For the three months and six months ended June 30, 2000, the net loss from operations was approximately $(32,000) and $(213,000) for the periods ended June 30, 2001, as compared to $(753,000) and $(1,436,000) for the same periods ended June 30, 2000. The almost complete cessation of Company activity has substantially controlled its losses.


          Liquidity and Capital Resources

            At June 30, 2001, the Company's financial condition included a working capital deficit of approximately $(4,240,000) million as compared to approximately $(4,104,000) million at December 31, 2000.

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

Part II.     Other Information

         Items 1,3,4, 5, and 6 are omitted as they are either not applicable or have been included in Part I.

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

                                IMX PHARMACEUTICALS, INC

                                 By:       /s/ Leonard F. Kaplan
                                    -------------------------------------------
                                    Leonard F. Kaplan, Chief Financial Officer