Form 10QSB
period 2001-09-30
IMX PHARMACEUTICALS INC
filed 2001-11-15
CIK 1051059

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(Mark One)

/X/      Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934 for the quarterly period ended September 30, 2001.

/ /      Transition Report pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934 for the transition period from ____________ to _________.

                          Commission File No.  000-30294
                                              -----------

                            IMX PHARMACEUTICALS, INC.
                -------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

           Utah                                       87-0394290
-------------------------------          --------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

1900 Corporate Boulevard, Suite 400 E, Boca Raton, Florida            33431
-----------------------------------------------------------       --------------
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

         At November 10, 2001 there were 8,132,076 shares of common stock, par value $.001 per share outstanding.

         Transitional Small Business Disclosure Format (check one):
                                                            Yes / /  No /X/

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                                      INDEX

 Page
Number
------
                           Part I.          Financial Information

         Item 1.  Financial Statements

1-3 Condensed Consolidated Balance Sheets as of December 31, 2000 (audited) and September 30, 2001 (unaudited)

4 Condensed Consolidated Statements of Operations for the Nine Months Ended September 30, 2001 (unaudited) and September 30, 2000 (unaudited) and Three Months Ended September 30, 2001 (unaudited) and September 30, 2000 (unaudited)

5 Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 (unaudited) and September 30, 2000 (unaudited) and Three Months Ended September 30, 2001 (unaudited) and September 30, 2000 (unaudited)

6-32              Notes to Consolidated Financial Statements (unaudited)

         Item 2.  Management's Discussion and Analysis or Plan of Operation

33-37             Text

                           Part II.         Other Information

37                Item 2(c). Recent Sales of Unregistered Securities

38                Item 6.       Exhibits and Reports on Form 8-K

                            IMX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                    September 30,      December 31,
                                                                        2001               2000
                                                                    -------------      -------------
                                                                     (Unaudited)
CURRENT ASSETS:
       Not Subject to Bankruptcy Proceedings:
         Cash and cash equivalents                                    $    4,000           $   10,414
         Accounts receivable (net of allowance for
            doubtful accounts of  $50,000 and $50,000)                     8,238               10,510
         Other receivables                                                 2,459                    -
                                                                      ----------           ----------
           Current Assets, Not Subject
             to bankruptcy proceedings                                    14,697               20,924
                                                                      ----------           ----------

         Subject to Bankruptcy Proceedings:
         Cash and cash equivalents                                         5,719                9,216
         Securities available for sale                                         -                1,828
         Other receivables                                               500,000              501,703
         Prepaid expenses and other                                       18,033               18,583
                                                                      ----------           ----------
           Current Assets,  Subject
             to bankruptcy proceedings                                   523,752              531,330
                                                                      ----------           ----------

                Total Current Assets                                     538,449              552,254
                                                                      ----------           ----------
PROPERTY AND EQUIPMENT:
       Subject to Bankruptcy Proceedings:
         Building and Land, (net of accumulated
           depreciation of $26,335 and $9,989)                           973,665              990,011
                                                                      ----------           ----------

                Total Property and Equipment                             973,665              990,011
                                                                      ----------           ----------
OTHER ASSETS:
       Not Subject to Bankruptcy Proceedings:
         Inventories in excess of amounts expected
           to be sold currently                                          104,983              110,000
                                                                      ----------           ----------

           Total Other Assets, Not Subject
             to bankruptcy proceedings                                   104,983              110,000
                                                                      ----------           ----------

        Subject to Bankruptcy Proceedings:
         Deposits and other                                                4,919                6,144
                                                                      ----------           ----------

           Total Other Assets, Subject
             to bankruptcy proceedings                                     4,919                6,144
                                                                      ----------           ----------

                Total Other Assets                                       109,902              116,144
                                                                      ----------           ----------

                  TOTAL ASSETS                                        $1,622,016           $1,658,409
                                                                      ==========           ==========

See accompanying notes to the consolidated financial statements.

                            IMX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   LIABILITIES

                                                                         September 30,      December 31,
                                                                              2001              2000
                                                                        --------------      -------------
                                                                          (Unaudited)
CURRENT LIABILITIES:

     Not Subject to Bankruptcy Proceedings:

         Accounts payable                                                 $  836,891        $  136,299
         Accrued expenses and other current
           liabilities                                                             -             2,523
         Commissions payable                                                 278,037             1,113
         Sales tax payable                                                   195,383             1,648
                                                                          ----------        ----------

           Current Liabilities, Not Subject
             to Bankruptcy Proceedings                                     1,310,311           141,583

     Subject to Bankruptcy Proceedings:

       Not Subject to Compromise

         Current portion of fully secured long term notes                    425,000           425,000
         Postpetition trade accounts payable                                  23,668            14,183
         Accrued postpetition expenses payable                                15,157                 -
         Accrued salaries payable - Pre-petition                              73,746            73,746
         Accrued salaries payable - Post-petition                            104,334            19,667
         Accrued payroll taxes - Pre-petition                                  6,753             6,753
         Accrued payroll taxes - Post-petition                                10,433             1,967
         Sales tax payable                                                         -           193,792
                                                                          ----------        ----------

           Current Liabilities, Not Subject
             to Compromise                                                   659,091           735,108
                                                                          ----------        ----------

       Subject to Compromise

         Current portion of unsecured long term notes payable              1,350,172         1,350,172
         Prepetition trade accounts payable                                  890,119         1,572,001
         Accrued prepetion expenses                                           34,279            34,279
         Accrued salaries payable - Post-petition                             29,791            29,791
         Stock recission payable                                             488,300           488,300
         Loans payable                                                        53,500            53,500
         Commissions payable                                                       -           277,425
                                                                          ----------        ----------

           Current Liabilities,  subject
             to compromise                                                 2,846,161         3,805,468
                                                                          ----------        ----------

                Total Current Liabilities                                  4,815,563         4,682,159

LONG-TERM LIABILITIES:

     Not Subject to Bankruptcy Proceedings:

         Fully secured long-term notes,
           less current portion                                                    -                 -

         Officer's notes payable                                              65,000            30,000
                                                                          ----------        ----------

           Long-Term Liabilities, not subject
             to bankruptcy proceedings                                        65,000            30,000
                                                                          ----------        ----------

     Subject to Bankruptcy Proceedings:

       Not Subject to Compromise

         Fully secured long-term notes,
           less current portion                                              287,137           287,137
                                                                          ----------        ----------

       Subject to Compromise

         Unsecured long term notes payable,
           less current portion                                              554,866           553,366
                                                                          ----------        ----------

                Total Long-Term Liabilities                                  907,003           870,503
                                                                          ----------        ----------

                  TOTAL LIABILITIES                                       $5,722,566        $5,552,662
                                                                          ----------        ----------

                                                                              2
See accompanying notes to the consolidated financial statements.

                            IMX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                        STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                       September 30,      December 31,
                                                                           2001               2000
                                                                       -------------      -------------
                                                                        (Unaudited)
STOCKHOLDERS'  EQUITY (DEFICIENCY):

           Common stock                                              $     12,898         $     12,898
           Additional paid-in capital                                  10,495,487           10,495,487
           Retained earnings (deficiency)                             (14,030,881)         (13,815,440)
           Treasury stock, at cost - 4,766,446 and
             4,766,446 shares                                            (578,054)            (578,054)
           Accumulated other comprehensive income (loss)                        -               (9,144)
                                                                     ------------         ------------

                Total Stockholders' Equity (Deficiency)                (4,100,550)          (3,894,253)
                                                                     ------------         ------------

                  TOTAL LIABILITIES AND
                  STOCKHOLDERS' EQUITY (DEFICIENCY)                  $  1,622,016         $  1,658,409
                                                                     ============         ============


See accompanying notes to the consolidated financial statements.

                            IMX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)


                                                              (Unaudited)                         (Unaudited)
                                                           Nine Months Ended                     Three Months
                                                             September 30,                       September 30,
                                                     -----------------------------      -------------------------------
                                                          2001               2000             2001             2000
                                                    ------------       -----------      -------------      ------------
NET SALES                                            $   102,170       $ 3,660,017       $    34,881       $ 2,134,706

COST OF SALES                                              5,449         1,956,883               275         1,435,911
                                                     -----------       -----------       -----------       -----------

GROSS PROFIT                                              96,721         1,703,134            34,606           698,795
                                                     -----------       -----------       -----------       -----------

OPERATING EXPENSES:

  Selling                                                 76,087         1,416,160            19,287           132,179
  Advertising                                                636            60,107                16            11,975
  General and administrative                             227,265         2,020,475            20,686           944,176
  Depreciation and amortization                           16,346            71,518             5,449            39,635
                                                     -----------       -----------       -----------       -----------

Total Operating Expenses                                 320,334         3,568,260            45,438         1,127,965
                                                     -----------       -----------       -----------       -----------

LOSS FROM OPERATIONS                                    (223,613)       (1,865,126)          (10,832)         (429,170)
                                                     -----------       -----------       -----------       -----------


OTHER INCOME (EXPENSES):

Medicis inventory recovery gain (loss)                         -                 -                 -          (180,162)
  Other                                                    8,172            (6,623)           (3,067)          (56,070)
                                                     -----------       -----------       -----------       -----------

Total Other Income (Expenses)                                  -            (6,623)           (3,067)         (236,232)
                                                     -----------       -----------       -----------       -----------

Loss before income taxes                                (215,441)       (1,871,749)          (13,899)         (665,402)

Provision for Income Taxes                                     -                 -                 -                 -
                                                     -----------       -----------       -----------       -----------

Net loss available to
  common stockholders                                   (215,441)       (1,871,749)          (13,899)         (665,402)

Other Comprehensive Income (Loss):

  Change in unrealized gain (loss) in
    securities available-for sale                          9,144             1,319                 -            (7,411)
                                                     -----------       -----------       -----------       -----------

Comprehensive  Loss                                  $  (206,297)      $(1,870,430)      $   (13,899)      $  (672,813)
                                                     ===========       ===========       ===========       ===========

----------------------------------------------------------------------------------------------------------------------
Weighted average number of shares of
  common stock outstanding:
    Basic                                              8,132,076         6,118,938         8,132,076         6,118,938
    Diluted                                                  N/A               N/A               N/A               N/A

----------------------------------------------------------------------------------------------------------------------
Net loss per common share:
    Basic                                            $     (0.03)      $     (0.31)      $     (0.00)      $     (0.11)
    Diluted                                                  N/A               N/A               N/A               N/A

----------------------------------------------------------------------------------------------------------------------


See accompanying notes to the consolidated financial statements.

                            IMX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            (Unaudited)                      (Unaudited)
                                                                          Nine Months Ended               Three Months Ended
                                                                            September 30,                    September 30,
                                                                 ------------------------------     ------------------------------
                                                                      2001              2000            2001              2000
                                                                 ------------      ------------     ------------       -----------
OPERATING ACTIVITIES:

Net loss                                                         $  (215,441)      $(1,871,749)      $   (13,899)      $  (665,402)
Adjustments to reconcile net loss
    to net cash (used) provided by operating activities:
    Depreciation and amortization                                     16,346            71,518             5,449            40,312
    Loss on securities transactions                                    7,461                 -                 -                 -
    Provision for doubtful accounts                                        -           (23,260)                -             1,064
    Changes in assets and liabilities:
      Decrease in accounts receivable                                  2,272            81,976            (3,969)           27,209
      Increase in other receivable                                      (756)                -              (732)                -
      Decrease (increase) in inventories                               5,017        (1,514,416)            1,397          (708,001)
      (Increase) in prepaid expenses                                     550           (19,253)              550           (18,747)
      Decrease (increase) in deposits                                  1,225           (67,969)                -         1,252,031
      Decrease (increase) in other assets                                  -          (596,865)                -          (551,865)
      (Decrease) increase in stock recission payable                       -           488,300                 -           488,300
      (Decrease) increase in accounts payable
         and accrued expenses                                        133,782           833,200            13,847           567,762
                                                                 -----------       -----------       -----------       -----------

Net cash (used) provided by operating activities                     (49,544)       (2,618,518)            2,643           432,663
                                                                 -----------       -----------       -----------       -----------

Investing Activities:

  Purchase of furniture and equipment                                      -        (1,906,359)                -        (1,821,096)
  Loan repayment from (advance to) related party                           -            31,153                 -            31,153
  Proceeds from  sale of securities available-for-sale                 3,511                 -                 -            (2,194)
  Net proceeds from (repayment) of loans to related party                  -                 -           (41,198)           (1,028)
  Goodwill purchased                                                       -        (3,524,147)                -        (3,259,844)
  Decrease in investment in securities                                     -            19,619                 -            10,889
                                                                 -----------       -----------       -----------       -----------

Net cash (used) provided by investing activities                       3,511        (5,379,734)          (41,198)       (5,042,120)
                                                                 -----------       -----------       -----------       -----------

Financing Activities:

  Net proceeds from (repayments of) notes payable                          -         2,957,890                 -         2,019,386
  Proceeds from sale of common stock                                       -           277,250                 -           277,250
  Proceeds from sale of securities available for sale                      -             6,622                 -             6,622
  Proceeds from exercise of common stock options                           -         2,272,750                 -         2,272,750
  Net proceeds from (repayments of) loans payable                     36,122                 -            36,122                 -
  Stock issuance to purchase goodwill                                      -                 -                 -           (75,000)
                                                                 -----------       -----------       -----------       -----------

Net cash (used) provided by financing activities                      36,122         5,514,512            36,122         4,501,008
                                                                 -----------       -----------       -----------       -----------

Net increase (decrease) in cash and cash equivalents                  (9,911)       (2,483,740)           (2,433)         (108,449)

Cash and cash equivalents - beginning of period                       19,630         2,497,791            12,152           122,500
                                                                 -----------       -----------       -----------       -----------

Cash and cash equivalents - end of period                        $     9,719       $    14,051       $     9,719       $    14,051
                                                                 ===========       ===========       ===========       ===========

-----------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

  Cash paid for interest                                         $         0       $     7,843       $         0       $       166
  Cash paid for income taxes                                     $         0       $         0       $         0       $         0
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          (Information as of September 30, 2001 and for the nine month periods ended September 30, 2000 and 2001 are unaudited)



NOTE 1-  BASIS OF PRESENTATION

         The condensed consolidated balance sheet as of September 30, 2001 and December 31, 2000, the condensed consolidated statements of operations for the three months and nine months ended September 30, 2001 and 2000 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000 have been prepared by IMX Pharmaceuticals, Inc. (the "Company"). The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, imx-eti Life Partners, Inc. ("imx-eti"), Sarah J. Inc. ("Sarah J."), Proctozone, Inc. (`Proctozone"), Podiatrx, Inc. ("Podiatrx") and Select Benefits, Inc. ("Select Benefits"). All significant intercompany balances and transactions have been eliminated in consolidation.

         In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and for all periods presented, have been made.

         Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's financial statements and notes thereto included in the Company's December 31, 2000 Form 10KSB. The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the operating results for the full year.

NOTE 2-  BANKRUPTCY AND PLAN FOR REORGANIZATION

         Several acquisitions had required the Company to raise approximately $1,500,000 in asset based financing to achieve the results forecast by its business plan. The Company was not able to obtain the financing. The Company experienced delays in consolidating its operations in Boca Raton, Florida and Elbow Lake, Minnesota, resulting in expenses that exceeded its current revenues. Consequently, the Company's cash flow generated was insufficient to sustain operations and pay its creditors. Accordingly, the Company decided to file a chapter 11 bankruptcy petition for the Company and imx-eti Life Partners' Inc. on November 20, 2000 (the "Petition Date").

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          (Information as of September 30, 2001 and for the nine month periods ended September 30, 2000 and 2001 are unaudited)


NOTE 2- BANKRUPTCY AND PLAN FOR REORGANIZATION (CONT'D)

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

         PLAN FOR REORGANIZATION

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

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          (Information as of September 30, 2001 and for the nine month periods ended September 30, 2000 and 2001 are unaudited)


         The Company filed a plan of reorganization (the Plan) with the United States Bankruptcy Court, Southern District of Florida dated May 23, 2001pursuant to section 1125 of Title 11 of the United States Code. (The "Bankruptcy code"). The Plan was amended and submitted to the Bankruptcy court on August 10, 2001 ("the Amended Plan"). The United States Bankruptcy Court approved the Amended Plan on September 26, 2001. The court order confirming the approval of the Plan was entered on the docket on October 11, 2001.

         Under the Amended Plan, Cater Barnard, p1c, f/k/a VoyagerIT.com ("Cater Barnard") will invest $27 million in value in the Company and The Company will continue as a public operating company through the operating entities consolidated into the Company through this Plan. Subsequent to the Petition Date, Cater Barnard acquired the claim of Shulman & Associates for $155,000, which was reduced to $150,000 In addition, Cater Barnard acquired from Shulman & Associates, its 200,000 shares of the Company's common stock.

         Under the Amended Plan, the $27 million shall be invested by Cater Barnard's transfer of assets sometime during November 2001 (the "Effective Date"). Cater Barnard and the Company entered into an agreement on September 30,2001 for the future sale and purchase of the assets.

         The assets purchased by the Company are Cater Barnard's property interests in ThinkDirect Marketing, Inc. ("TDMI") ($4,000,000 of convertible promissory notes, seventeen and one-half percent (17.5%) of the equity of TDMI, and an option to acquire the remaining eighty-two and one-half percent (82.5%) of TDMI equity), and Envesta, PLC's ("Envesta")ownership of Findstar, plc.

              ThinkDirect Marketing, Inc. ("TDMI").

              TDMI designs, develops and distributes products and services that automate and streamline direct marketing and customer relationship management processes. TDMI is a Delaware corporation, with its principal place of business in Connecticut.

              Findstar, plc

              Findstar's business consists of the distribution of anti-virus software known as Panda Software, one the the United Kingdom's leading anti-virus software systems. The Panda Software is also distributed outside the United Kingdom.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          (Information as of September 30, 2001 and for the nine month periods ended September 30, 2000 and 2001 are unaudited)


         In addition to the above Cater Barnard will also invest up to $300,000 in cash. The $300,000 in cash is intended to be applied to the satisfaction of administrative expenses and non-tax priority claims.

         In satisfaction of payment for the transfer of Cater Barnard's property interests described above the Company will issue the following to Cater
         Barnard:

              1. 225,000 shares of the Company's newly issued Class B 5% preferred stock, with an $80 stated value. The preferred stock is convertible into The Company's common stock at a rate of one share of common stock for each $4 of stated value and shall have voting rights on an "as if" converted basis.

              2. a promissory note in the amount of $3 million, payable in five (5) years, with interest at the rate of five percent (5%) per annum, payable in cash or common stock of The Company.

              3.     1,500,000 shares of common stock in The Company.


         After the Effective Date, Cater Barnard will possess a majority of the voting power of the Reorganized Debtor: Unsecured Creditors and Holders of Allowed Interests will collectively possess approximately 1 million shares and Cater Barnard will possess 1.5 million shares, plus the shares it will have converted as a Holder of an Allowed Interest and on account of its Allowed Unsecured Claim.

         The Company shall form a new board of directors, with Cater Barnard appointing all three (3) members. Griffin Securities, Inc. ("Griffin") shall be entitled to a ten percent (10%) commission and a three percent (3%) non-accountable expense allowance of the dollar amount of the transaction, subject to bankruptcy court approval. The Company will either pay Griffin's fees or reimburse Cater Barnard for them in common stock valued at $4.00 per share.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          (Information as of September 30, 2001 and for the nine month periods ended September 30, 2000 and 2001 are unaudited)


         Additionally, Griffin or its designee shall receive warrants to purchase 675,000 thousand shares of common stock at $4.00 per share over the next five years. Griffin and the Debtor negotiated the amount and terms of the fees payable to Griffin. The Debtor and Griffin believe the fees are comparable, both in amount and in their terms, to fees generally earned by brokers for similar services in similar transactions. The Debtor believes the compensation due to Griffin is reasonable. Griffin originated the transaction, negotiated its term and has negotiated with brokers and "market makers" to effectuate the proposed public sales of the Reorganized Debtor's stock on public markets to develop a market for its stock. Griffin has hired attorneys and consultants to review the securities laws as they affect the transactions contemplated by the Debtor's Plan and has incurred expenses, including trips to London, England, and Florida for Bankruptcy court hearings.

         Based upon the treatment of certain Claims, the number of outstanding and issued shares is 10,217,076, 1,285,000 shares that have been rescinded and includes 800,000 shares of treasury stock, 500,000 of which are held by Ralph Thomas, as Assignee of Community First Bank, as collateral and 300,000 shares are held by VitaQuest International as collateral. The Holders of Equity Interests on the Effective Date will have their current existing shares consolidated at the rate of twenty
         (20) shares to one (1) share. Creditors holding Allowed Unsecured Claims will receive The Company's common stock at the rate of one (1) share for every $4.00 owed on account of their Allowed Unsecured Claims

         Approximately 348 different shareholders hold the outstanding shares of the Debtor. Approximately eight percent (8%) of the shares are held by Bill Forster or members of his family. Mr. Forster and his family's interest comprise the only interests held by insiders of the Debtor holding more than five percent (5%) of The Company's stock. Other shareholders whose interests exceed five percent (5%) include, Dri-Kleen, Inc, which holds 2,400,000 shares, Ralph Thomas, as Assignee of Community First Bank, which holds 500,000 shares, VitaQuest International, which holds 300,000 shares, and Cater-Barnard, f/k/a VoyagerIt.com, Inc., which holds 700,000 shares. Subsequent to the occurrence of the transactions contemplated by the Plan, The Company will continue to be a reporting company and due to the size of its assets will endeavor to leave the Over-the-Counter Bulletin Board and seek to have its stock traded on either the NASDAQ market or the American Stock Exchange as soon as practicable after the Effective Date. There is no assurance that the Debtor's application will be accepted or that the Debtor will be listed. It is anticipated that the revenues from the operating companies will support the cost of funding its reporting requirements.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          (Information as of September 30, 2001 and for the nine month periods ended September 30, 2000 and 2001 are unaudited)


         For the fifty-two (52) weeks ending June 25, 2001, the Debtor's stock had a trading range of $.001 to$1.25. The most recent trade was for $.001. There is presently no established market for the Debtor's stock. Since the Debtor's Plan contemplates the acquisition of the operating companies in which Cater Barnard has interests, it is believed that the historic trading range of the Debtor's stock is an inaccurate barometer of the prices at which the Reorganized Debtor's stock may trade after the transactions with Cater Barnard.

         Related Parties:

         Related parties to the above transaction are:

         Adrian Stecyck who is a director of Cater Barnard, TDMI, and a principal of Griffin Securities.

         Stephen Dean who is a director and chairman of Cater Barnard and a Non-executive chairman of Envesta.

         Peter Holmes who is a director of Cater Barnard and Finance Director of Envesta.

         VoyagerFinancial News. plc which has an eighty percent (80%) ownership interest in Griffin Securities.

         Cater Barnard plc., which has a forty-five percent (45%) ownership interest in VoyagerFinancial.plc.


Note 3-  GOING CONCERN

         The Company has incurred operating losses for each of the last four years ended December 31, 1997, 1998, 1999 and 2000 and the nine months ended September 30, 2001. As of September 30, 2001 the Company's current liabilities exceeded its current assets by $4,277,492 and its total liabilities exceeded its total assets by $4,100,550. These matters raise substantial doubt about the ability of the Company to continue as a going concern. The Company's continuance will be dependent on the ability to restructure its operations to achieve profitability in the near term and its ability to raise sufficient debt or equity capital to fund continuing operations until such restructuring is completed.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          (Information as of September 30, 2001 and for the nine month periods ended September 30, 2000 and 2001 are unaudited)


NOTE 4-  ACQUISITIONS AND AGREEMENTS

         CATER BARNARD, PLC AGREEMENT

         In October 2000 the Company purchased from Cater Barnard, plc (f/k/a/ VoyagerIT.com and f/k/a Enviro-Tech.com plc) debt owed to VoyagerIT.com from Enviro-Tech International, Inc. (the "Debt"). The purchase price for the Debt was $500,000. In satisfaction of payment the Company issued 500,000 shares of the Company's common stock, $0.001 par value, at an issue price of $1.00 per share (the "Pledged shares").

         Terms of the purchase agreement include that should Cater Barnard, plc realize net sales proceeds totaling $500,000 by selling fewer than all the Pledged shares, Cater Barnard, plc would renounce its rights to the remainder of the Pledged shares and surrender them to the Company for cancellation or otherwise deal with them as mutually agreed to by the parties.

         If by July 1, 2001, the sum of the aggregate net proceeds of sale of the Pledged shares sold by Cater Barnard, plc and the value of the retained Pledged shares (the "Sum") is less than $500,000 the Company agreed to pay immediately to Cater Barnard, plc an amount equal to the shortfall between the Sum and $500,000.

         The value of the Pledged shares retained was to be taken at the average closing bid on the last 20 trading days before July 1, 2001.

         Cater Barnard, plc was granted an unsecured claim in the bankruptcy for $500,000. It will receive 125,000 shares of post consolidation common stock in the Company in settlement of that claim.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          (Information as of September 30, 2001 and for the nine month periods ended September 30, 2000 and 2001 are unaudited)


Note 5-  STOCK RECISSION

         On July 8, 2000, 1,300,000 shares of common stock were issued to approximately thirteen (13) individuals at $.38 per share. Based upon the subsequent discovery of materially erroneous information concerning the volume of sales, the issuance of the stock was rescinded on November 5, 2000, by the Company's board of directors for five (5) of the individuals holding 435,638 shares of common stock. The Company lacked the funds to pay the individuals affected and therefore the liabilities created by the rescission were recorded as stock rescission payable. Subsequent to the Petition Date, The Company's board of directors resolved to rescind the issuance of the balance of 849,342 shares of common stock and the schedules will be amended to reflect these individuals and entity as unsecured creditors. One individual who was issued 15,000 shares elected to not participate in the rescission.

NOTE 6-  SECURITIES AVAILABLE FOR SALE

         Securities available for sale consist of shares of common stock in Hydron Technologies, Inc. ("Hydron"). September 30, 2001 and December 31, 2000, the cost basis of $0 and $ 10,972 of the common stock in Hydron exceeded the market value by $0 and $9,144 respectively.


NOTE 7-  INVENTORIES

         Inventories consisted of the following:


                                             September 30       December 31
                                                2001               2000
                                            -------------     -------------
                                            Other Assets      Current Assets
                                            -------------     --------------

         Finished goods                      $ 89,247           $ 94,264
         Packaging supplies                    15,736             15,736
                                             --------           --------

         Total                               $104,983           $110,000
                                             ========           ========



         As of September 30, 2001 the Company held inventory of $ 104,983 shown on the balance sheet as a non-current asset. In the opinion of management, inventory held is not expected to be sold currently.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          (Information as of September 30, 2001 and for the nine month periods ended September 30, 2000 and 2001 are unaudited)


NOTE 8-  SUBSTANTIAL LOSSES FROM APPLICATION OF LOWER OF COST OR MARKET RULE

         During 2000, the Company significantly reduced its production and marketing efforts in connection with several of its products. This decision was based on the projected continued loss of market share for these products and the inability to deliver product on a timely basis. All of IMX Pharmaceuticals, Inc. & imx-eti Life Partners Inc.'s inventory was not in physical control of The Company. Management does not have sufficient resources to pursue control of this inventory and has abandoned it.

         The value of the inventories of Sarah J, Proctozone, and Podiatrix have been significantly reduced due to The Company's diminished capability to market and distribute its products. Management has reduced these inventories to their estimated liquidation value. Accordingly at September 30, 2001 and December 31, 2000 inventories held by the companies listed below were written down to their estimated net realizable value.


                                                                       Estimated                    Estimated
                                           Carrying                 Net Realizable                Net Realizable
                                             Value                       Value                        Value
Company                                December 31, 2000           September 30,2001            December 31, 2000
------------------------------    -------------------------   -------------------------    --------------------------
IMX Pharmaceuticals, Inc.         $                 18,295     $                     -     $                       -
imx-eti  Life Partners, Inc.                     1,528,289                           -                             -
Sarah J. Inc.                                      453,992                      94,983                       100,000
Proctozone, Inc.                                    80,390                       5,000                         5,000
Podiatrx, Inc.                                     119,518                       5,000                         5,000
Select Benefits Inc.                                     -                           -                             -
                                  -------------------------   -------------------------    --------------------------
                                  $                653,900     $               104,983                       110,000
                                  =========================   =========================    ==========================


                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          (Information as of September 30, 2001 and for the nine month periods ended September 30, 2000 and 2001 are unaudited)


NOTE 9-  IMPAIRMENT OF ASSETS HELD AND USED

         During the nine months ended September 30, 2001 and the year ended December 31, 2000 the assets listed below were deemed to be impaired and written down to their fair market value. Fair value, which was determined by reference to the present value of the estimated future cash inflows of such assets, exceeded their carrying value by $ 893,733 at December 31, 2000.



                                                   Mach. and   Furniture and  Leasehold                                   Other
Company:                              Totals       equipment     fixtures     Imprvements     Land        Buildings      assets
-----------------------------       -----------   -----------   -----------   -----------  -----------   -----------   -----------
IMX Pharmaceuticals, inc            $   296,071   $   219,937   $    54,533   $    21,601  $         0   $         0   $         0
imx-eti  Life Partners, Inc.          1,818,157       780,862         7,114             0      150,000       850,000        30,181
Sarah J., Inc.                          125,072       106,688             0             0            0             0        18,384
Proctozone, Inc.                              0             0             0             0            0             0             0
Podiatrx, Inc.                            8,319             0             0             0            0             0         8,319
Select Benefits, Inc.                         0             0             0             0            0             0             0
                                    -----------   -----------   -----------   -----------  -----------   -----------   -----------

Totals                                2,247,619     1,107,487        61,647        21,601      150,000       850,000        56,884

Less: Accumulated
        depreciation through
        December 31, 2000              (363,875)     (268,353)      (35,292)      (18,314)           0        (9,989)      (31,927)
                                    -----------   -----------   -----------   -----------  -----------   -----------   -----------

Net book value                        1,883,744       839,134        26,355         3,287      150,000       840,011        24,957

Less: Valuation
        allowance                      (893,733)     (839,134)      (26,355)       (3,287)           0             0       (24,957)
                                    -----------   -----------   -----------   -----------  -----------   -----------   -----------

Net relizable value
  at December 31, 2000                  990,011             0             0             0      150,000       840,011             0

Less: Accumulated
      depreciation for the nine
      months ended
      September 30, 2001                (16,346)            0             0             0            0       (16,346)            0
                                    -----------   -----------   -----------   -----------  -----------   -----------   -----------

Net relizable value
  at September 30, 2001             $   973,665           $ -           $ -           $ -  $   150,000   $   856,357          $ -
                                    ===========   ===========   ===========   ===========  ===========   ===========  ===========




         Management established valuation allowances for these assets based on the following circumstances:

         Machinery, Equipment, Furniture and Fixtures

         IMX and IMX-ETI:

         These assets were not in physical control of The Company. Management does not have sufficient resources to pursue control of these assets and therefore abandoned them.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          (Information as of September 30, 2001 and for the nine month periods ended September 30, 2000 and 2001 are unaudited)


         Sarah J, Proctozone, Podiatrix:

         These assets have been taken out of service and are expected to provide no further economic benefits.


         Leasehold Improvements:

         IMX PHARMACEUTICALS, INC.

         The Company abandoned its leasehold improvements at the expiration of their Boca Raton, Florida corporate office lease term.

         Other Assets:

         IMX PHARMACEUTICALS, INC, and IMX-ETI

         Other assets were comprised of unamortized programming fees and licensing agreements. Due to The Company's diminished capability to market and distribute its products these assets are expected to provide no further economic benefits.


NOTE 10- LIABILITIES SUBJECT TO COMPROMISE

         On November 20, 2000, IMX Pharmaceuticals Inc. and the imx-eti Life Partners, Inc. (The "Debtors") filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Southern District of Florida. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-possession. On September 5, 2001 a motion was brought to the bankruptcy court to dismiss the imx-eti Life Partners, Inc.'s petition for bankruptcy. The bankruptcy court granted the motion on September 10, 2001. The creditor's of both IMX Pharmaceuticals, Inc. and imx-eti Life Partners, Inc. are reflected in the December 31, 2000. balance sheet as "liabilities subject to compromise." The creditor's of only IMX Pharmaceuticals, Inc. are reflected in the September 30, 2001 balance sheet as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the debtors assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Debtors' property, plant and equipment.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          (Information as of September 30, 2001 and for the nine month periods ended September 30, 2000 and 2001 are unaudited)


NOTE 11- UNRECORDED LIABILITY

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

NOTE 12- INCOME TAXES

         The provision for income taxes in the consolidated statements of operations is as follows:


                                    September 30         September 30
                                    ------------         ------------
                                        2001                 2000
                                    ------------         ------------
         Current:
           Federal                      $0                    $0
           State                         0                     0
                                    ------------         ------------
                                        $0                    $0
                                    ------------         ------------


         Deferred:
           Federal                      $0                    $0
           State                         0                     0
                                    ------------         ------------
                                        $0                    $0
                                    ------------         ------------

         Applicable incomes taxes for financial reporting purposes differ from the amounts computed by applying the statutory federal and state income tax rates as follows:


                                                    September 30,          December 31,
                                                  -------------------     ----------------
                                                         2001                  2000
                                                  -------------------     ----------------
Tax benefit at statutory rate                       $    62,800              $ 3,570,000
Increase (decrease) in tax
  resulting from:
State income tax, net of federal tax benefit             11,500                  610,000
Other                                                         0                        0
Increase (decrease) in
  valuation allowance                                   (74,300)              (4,180,000)
                                                    -----------              -----------

Income taxes                                        $         0              $         0
                                                    ===========              ===========


                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          (Information as of September 30, 2001 and for the nine month periods ended September 30, 2000 and 2001 are unaudited)


         The approximate tax effects of temporary differences that give rise to the deferred tax assets and deferred tax (liabilities) are as follows:



                                               September 30     December 31,
                                            ---------------    -------------
                                                 2001               2000
                                            ---------------    -------------
Fair value of common stock options and
  warrants                                  $          0       $          0
Start-up costs                                         0                  0
Depreciation and amortization                          0                  0
Other                                                  0                  0
Net operating loss carry forwards             11,308,000         11,093,000
                                            ------------       ------------
                                                       0
                                              11,308,000         11,093,000

Less: valuation allowance                    (11,308,000)       (11,093,000)
                                            ------------       ------------

Total net deferred tax asset                $          0       $          0
                                            ============       ============


         At September 30, 2001, the Company had net operating loss carryforwards of approximately $ 11,308,000 for income tax purposes. Those losses are available for carry forward for periods ranging from fifteen to twenty years, and will expire beginning in 2011. Any future significant changes in ownership of the Company may limit the annual utilization of the tax net operating loss carry forwards.


NOTE 13 -         CAPITAL STOCK

                  At December 31, 2000 and September 30, 2001, the Company had reserved 874,641 and 869,641 shares of common stock respectively for issuance relating to unexpired options and warrants.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          (Information as of September 30, 2001 and for the nine month periods ended September 30, 2000 and 2001 are unaudited)

NOTE 14- STOCK OPTIONS

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

         A summary of the Company's stock option activity is as follows:

                                    Nine months ended              Three months ended
                                    September 30, 2001             September 30, 2001
                          -------------------------------   ----------------------------------
                                                Weighted                         Weighted
                                                 Average                          Average
                                                Exercise                         Exercise
                              Shares              Price        Shares              Price
---------------------------------------------------------   ----------------------------------
Options outstanding,
   beginning of period           520,000         $ 1.61      515,000              $ 1.61
Granted                                -              -            -                   -
Exercised                              -              -            -                   -
Forfeited/canceled                (5,000)          2.36            -                   -
-----------------------------------------------------------------------------------------
Outstanding at end of
  period                         515,000         $ 1.61      515,000              $ 1.61
-----------------------------------------------------------------------------------------

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          (Information as of September 30, 2001 and for the nine month periods ended September 30, 2000 and 2001 are unaudited)


         A summary of the Company's fixed stock options outstanding is as follows:

                                             Weighted
                                             Average
                                            Remaining           Weighted                              Weighted
Range of                     Options       Contractual          Average           Options              Average
Exercise Price             Outstanding    Life in Years      Exercise Price       Exercisable      Exercise Price
-------------------------------------------------------------------------------------------------------------------
December 31, 2000
-------------------------------------------------------------------------------------------------------------------
        $1.00                  300,000              5.76             $ 1.00           300,000               $ 1.00
    $1.75 - 2.50               220,000              5.88               2.40           210,000                 2.40
-------------------------------------------------------------------------------------------------------------------

    $0.75 - 6.50               520,000              5.81               1.59           510,000                 1.58
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
September 30, 2001
-------------------------------------------------------------------------------------------------------------------
        $1.00                  300,000              4.77             $ 1.00           300,000               $ 1.00
    $1.75 - 2.50               215,000              5.04               2.40           210,000                 2.40
-------------------------------------------------------------------------------------------------------------------

    $0.75 - 6.50               515,000              4.88               1.61           510,000                 1.60
-------------------------------------------------------------------------------------------------------------------

         SFAS No. 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro forma information regarding net income (loss) and income (loss) per share as if compensation cost for the Company's employee stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each option at the grant date by using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000 and 2001, expected volatility ranging from 45% to 46%; risk-free interest rates ranging from 4.35% to 6% and expected lives ranging from 2 to 10 years.

         Under the accounting provisions of SFAS 123, the Company's net income
         (loss) and income (loss) per share would have changed to the pro forma amounts indicated below:

                                                     Nine Months                      Three Months
                                                 Ended September 30,               Ended September 30,
                                        -------------------------------       ---------------------------
                                              2001            2000              2001              2000
                                        ------------      -------------       ----------       -----------
Net income (loss) applicable to
  common stockholders
   As reported                          $  (215,441)      $  (1,871,749)      $  (13,899)      $  (665,402)
   Pro forma                            $  (215,441)      $  (1,871,749)      $  (13,899)      $  (665,402)
Income (loss) per  share - basic
   As reported                          $     (0.03)      $       (0.32)      $    (0.00)      $     (0.11)
   Pro forma                            $     (0.03)      $       (0.32)      $    (0.00)      $     (0.11)
Income (loss) per  share - diluted
   As reported                          $     (0.03)      $       (0.30)      $    (0.00)      $     (0.11)
   Pro forma                            $     (0.03)      $       (0.30)      $    (0.00)      $     (0.11)

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          (Information as of September 30, 2001 and for the nine month periods ended September 30, 2000 and 2001 are unaudited)


NOTE 15- STOCK WARRANTS

         In connection with a 1996 Private Placement 58,000 warrants, each to purchase one share of common stock for $3.00 per share, and exercisable for the three year period ending July 9, 1999, were issued to placement agents. During July 1997, in connection with a financial advisory agreement with the placement agents, the exercise price of the 58,000 warrants was reduced to $2.50 per share, and the exercise period was extended to February 9, 2001. The Company recorded approximately $71,000 as deferred consulting expense for the estimated fair value of warrants which are being amortized over the two year term of the agreement.

         On March 31, 1999, in connection with the Company's 1997 Private Placement of convertible preferred stock (Note 13), 88,160 (76,750 original shares, plus 11,410 shares issued in lieu of cash as preferred stock dividends) shares outstanding at March 31, 1999 were converted into ten shares of common stock and warrants to purchase ten shares of common stock at any time during the period ending July 2002 for $6.50 per share. As of September 30, 2001 no warrants to purchase common stock have been exercised.

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

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          (Information as of September 30, 2001 and for the nine month periods ended September 30, 2000 and 2001 are unaudited)


         In connection with notes payable issued during 1997, as of September 30, 2001, warrants to purchase 85,120 shares of common stock have been issued. Also, in connection with February, 1998 closing of the October, 1997 Private Placement, warrants to purchase 20,180 shares of common stock were issued to placement and selling agents. Each of the warrants mentioned above has an exercise price of $3.50 per share, and expires five years from the date of issuance. As of September 30, 2001 and 2000, no warrants have been exercised. The aggregate number of common shares reserved for issuance upon the exercise of warrants is 354,641 as of September 30, 2001. The expiration date and exercise prices of the outstanding warrants are as follows:

               Outstanding       Expiration              Exercise
                Warrants           Date                    Price
             -------------       ----------         -----------------

               58,000               2001            $            2.50
              132,863               2002               1.75 -    4.75
              163,778               2003               1.75 -    3.50




NOTE 16- NET INCOME (LOSS) PER COMMON SHARE

         The following table sets forth the computation of basic and diluted net loss per common share:

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          (Information as of September 30, 2001 and for the nine month periods ended September 30, 2000 and 2001 are unaudited)




                                               Nine Months Ended                  Three Months Ended
                                                 September 30,                       September 30,
                                         -----------------------------       ----------------------------
                                             2001             2000              2001              2000
                                         ------------      -----------       ----------        ----------
Numerator:
Numerator for basic and diluted
  Loss per share available
    to common stockholders               $  (215,441)      $(1,871,749)      $   (13,899)      $  (665,402)
                                         -----------       -----------       -----------       -----------

Denominator:
  Denominator for basic loss per
    share-weighted-average shares          8,132,076         6,118,938         8,132,076         6,118,938
  Effect of dilutive securities:
    Common stock options                           0                 0                 0                 0
                                         -----------       -----------       -----------       -----------

  Denominator for diluted loss per
    share-adjusted weighted average
    shares and assumed conversions         8,132,076         6,118,938         8,132,076         6,118,938
                                         -----------       -----------       -----------       -----------

Basic net loss per common share          $     (0.03)      $     (0.31)      $     (0.00)      $     (0.11)
                                         -----------       -----------       -----------       -----------

Diluted net loss per common share        $     (0.03)      $     (0.31)      $     (0.00)      $     (0.11)
                                         -----------       -----------       -----------       -----------



         Net loss per common share is calculated by dividing the net loss by the weighted-average shares of common stock and common stock equivalents outstanding during the period. Excluded from the computation of net loss per common share - diluted at September 30, 2001, were outstanding options of 515,000 and warrants to purchase of 354,641 shares of common stock respectively, at exercise prices ranging from $2.50 to $6.50, because to do so would be anti-dilutive.


NOTE 17- RELATED PARTY TRANSACTIONS

         During 2000 and 2001, the Company received advances from related parties. The balances due to these related parties as of September 30, 2001 and December 31, 2000 respectively were as follows:

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          (Information as of September 30, 2001 and for the nine month periods ended September 30, 2000 and 2001 are unaudited)



                             Loans Payable                  Notes Payable
                     -----------------------------   -------------------------------
                       Sept. 30,       Dec. 31,          Sept. 30,       Dec. 31,
Relationship              2001           2000              2001            2000
-----------------    -------------    ------------   ---------------    ------------
Officers             $     53,500     $    53,500    $      137,634     $   101,134
Officer's sister                0               0            12,500          12,500
                     -------------    ------------   ---------------    ------------

                     $     53,500     $    53,500    $      150,134     $   113,634
                     =============    ============   ===============    ============



NOTE 18- COMMITMENTS AND CONTINGENCIES

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

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          (Information as of September 30, 2001 and for the nine month periods ended September 30, 2000 and 2001 are unaudited)


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


         Accrued Salaries Payable, Pre-petition

         The Bankruptcy Court limits the amount of pre-petition accrued salaries that may be classified as "not subject to compromise" to $4,340 per employee (the Limit"). Any amount due an employee above this Limit (the "Over Limit Amount") is deemed a "liability subject to compromise" and will be subject to the same settlement terms as the other creditors within this class. The Over Limit Amount as of September 30, 2001 was $29,791. The payroll taxes related to the Over Limit Amount are deemed "liabilities not subject to compromise". The Over Limit Amount payroll taxes are estimated at $2,979 and are included in the Accrued payroll taxes, pre-petition of $6,753.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          (Information as of September 30, 2001 and for the nine month periods ended September 30, 2000 and 2001 are unaudited)


NOTE 19- OTHER RECEIVABLES

         Other receivables are as follows:

         The $500,000 due from Dri-Kleen Inc. is composed of approximately $400,000 in loan debt, $30,000 of accrued interest on the debt and $60,000 of expenses paid by the Company on behalf of Dri-Kleen, Inc.


                                                September 30,             December 31,
                                                    2001                      2000
                                          -----------------------     --------------------
Subject to bankruptcy proceedings:
----------------------------------
Due from Dri-Kleen, Inc.                  $              500,000      $           500,000
Other                                                          0                    1,703
                                          -----------------------     --------------------

Total                                     $              500,000      $           501,703
                                          =======================     ====================



NOTE 20- SALES TAX PAYABLE

         As of September 30, 2001 imx-eti Life Partners, Inc. estimated an unpaid sales tax liability in excess of $195,000. At the Board of Directors meeting of November 5, 2000 the Board approved a resolution to indemnify the Company's Officers against any claim made or successfully asserted against any Company Officer for any unpaid sales or other tax liability and the costs of defending against the claim.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          (Information as of September 30, 2001 and for the nine month periods ended September 30, 2000 and 2001 are unaudited)


         Additionally the Company resolved that if a claim of personal tax liability for which indemnification may be sought against the Company is asserted, the Company Officer shall advise The Company to that effect and shall thereafter permit The Company to participate at its sole expense in the negotiation and settlement of that claim and to join in or assume the defense of any legal action arising there from with counsel selected by The Company and reasonably satisfactory to the Company Officer. The Company Officer may implead The Company in any action that is subject to indemnity.

NOTE 21- NOTES PAYABLE

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


                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          (Information as of September 30, 2001 and for the nine month periods ended September 30, 2000 and 2001 are unaudited)


NOTE 21 - NOTES PAYABLE (CONT'D)


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


                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          (Information as of September 30, 2001 and for the nine month periods ended September 30, 2000 and 2001 are unaudited)


NOTE 21 - NOTES PAYABLE (CONT'D)


                                                                                                  PARTIALLY
                                                                             FULLY                SECURED OR
                                                                             SECURED              UNSECURED
                                                                             -------              ----------
            Non-recourse note payable, Select Benefits, Inc. monthly
            installments equal to 15% of sales from a select group of
            clients that pre-existed the acquisition date (Note 1) The
            note paydown is estimated at $60,000 per year.                           0               188,909

            Non-interest bearing note payable, Marc Balmuth, with no
            stated repayment terms.                                                  0                20,000

            Non-interest bearing notes payable, William
            Forster, with no stated repayment terms.                            97,000                 4,134


         Non-interest bearing note payable, Jo Ann Forster,
         with no stated repayment terms                                          12,500                    0

         Non-interest bearing loan payable, Distributors,
         with no stated repayment terms                                               0                 4,707
                                                                         ----------------     ----------------


         Total Notes and Loans Payable                                          742,137             1,903,538

         Less Current Portion                                                  (425,000)           (1,350,172)
                                                                         ---------------      -----------------

         Non Current Portion                                             $      317,137       $        553,366
                                                                         ==============       ================


                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          (Information as of September 30, 2001 and for the nine month periods ended September 30, 2000 and 2001 are unaudited)


NOTE 21 - NOTES PAYABLE (CONT'D)

Notes payable consist of the following as of September 30, 2001:


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


                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          (Information as of September 30, 2001 and for the nine month periods ended September 30, 2000 and 2001 are unaudited)



NOTE 21 - NOTES PAYABLE (CONT'D)


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


                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          (Information as of September 30, 2001 and for the nine month periods ended September 30, 2000 and 2001 are unaudited)


NOTE 21 -  NOTES PAYABLE (CONT'D)


                                                                                                  PARTIALLY
                                                                             FULLY                SECURED OR
                                                                             SECURED              UNSECURED
                                                                             -------              ----------
         Non-interest bearing note payable, Marc Balmuth, with no
         stated repayment terms.                                                   0                  20,000

         Non-interest bearing notes payable, William Forster, with
         no stated repayment terms.                                          132,000                   5,634


         Non-interest bearing note payable, Jo Ann
         Forster, with no stated repayment terms                              12,500                       0

         Non-interest bearing loan payable,
         Distributors, with no stated repayment terms                              0                   4,707
                                                                       -------------         ---------------




         Total Notes and Loans Payable                                       777,137               1,905,038

         Less Current Portion                                               (425,000)             (1,350,172)
                                                                       -------------         ---------------

         Non Current  Portion                                          $     352,137         $       554,866
                                                                       =============         ===============


Item 2. Management's Discussion and Analysis or Plan of Operation.

         General

         The third quarter of 2001 was the final period of Company operation under court supervision. On September 10, 2001, the Bankruptcy Court dismissed the bankruptcy case covering imx-eti LifePartners, Inc., one of the Company's wholly owned subsidiaries. The Company's other subsidiaries, Sarah J, Inc. (d/b/a Mother 2 Be(TM)), Proctozone(TM), Inc., Podiatrx(TM), Inc., and IMX Select Benefits Corporation, were never parties to the bankruptcy proceedings, and have maintained minor activity during the period.

         Prior to the second quarter of last year, IMX was a development company primarily engaged in the development of lines of health and beauty products that the company believes will offer superior benefits to consumers. The Mother 2 Be(R), Proctozone(TM), and Podiatrx(TM) lines were launched in 1999 and 2000.

         During the second and third quarters of last year, the Company, embarked upon a series of acquisitions designed to make it a Multi Level Marketing company with a large North American Independent Distributor network and a modern manufacturing, warehousing, and distribution facility for its growing array of proprietary products.

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

         On August 10, 2001, the Company filed its Third Amended Plan of Reorganization. The Plan provides, in part, for a one for twenty consolidation of the Company's existing Common Stock, the payment of cash to the Company's priority and secured creditors, and the issuance to its unsecured creditors of one share of common stock for each four ($4) dollars of debt. Under the Plan, Cater Barnard, plc and Envesta, plc, a company in which Cater Barnard holds approximately 87% of the equity, will transfer assets valued, according to the plan, at $27,000,000 to the Company in exchange for a package of Company notes, Company Common Stock valued at four ($4) dollars per share, and shares of a new class of Preferred Stock convertible into shares of Common Stock at four ($4) dollars per share. The cash needs of the plan are being funded by the purchase of approximately 75,000 shares of common stock at four ($4) dollars per share by Cater Barnard, plc. If the Company requires additional funds, Cater Barnard may purchase shares of the Company's new class of Preferred Stock.

         On September 10, 2001, the Bankruptcy Court dismissed imx-eti LifePartners, Inc.'s Bankruptcy Case.

         On September 26, 2001, after a hearing, the Court confirmed the Plan. The order was entered on October 11, 2001. It is expected that the Plan will be declared effective during November 2001.

         On September 30, 2001, the Company, Cater Barnard, and Envesta executed an agreement for the transfer of the assets (the "Purchase Agreement"). The closing is anticipated during November 2001.

The Plan of Reorganization

         On September 26, 2001, the United States Bankruptcy Court, Southern District of Florida held a hearing on the confirmation the Registrant's Third Amended Plan of Reorganization (the "Plan") filed August 10, 2001. The order confirming the approval of the Plan was entered on the docket on October 11, 2001. All administrative expenses, priority tax claims and US Trustee's fees will be paid in full. The Plan provides for nine Class of Claims, each treated in its own way. Class 1 (unpaid wages) and Classes 2, 3, 4, 6, and 7 (allowed secured claims) will be paid in full. Class 5 a disputed secured claim will be paid a mixture of cash and IMX Common Stock and Class 8 (allowed unsecured claims) will be paid one share of IMX Common Stock for each four ($4.00) dollars of allowed debt. Class 9 (the existing equity holders) will have their present holdings replaced by one share of IMX Common Stock for each 20 shares they now own. No fractional shares will be issued. Any partial shares due to members of Classes 8 or 9 will be rounded up to a full share.

The Acquisition

         Pursuant to the Purchase Agreement, in exchange for the assets described below, the Company will issue to Cater Barnard and Envesta 225,000 shares of its newly created Class B Convertible Preferred Stock, its promissory notes in the aggregate principal amount of $3,000,000.00, and 1,500,000 shares of its post consolidation common stock. The Class B Preferred Stock has an $80 stated value per share. It is convertible into IMX Common Stock at a rate of one share of Common Stock for each $4.00 of stated value. The notes mature in five
(5) years and bear interest at the rate of five percent (5%) per annum. The interest or principal may be paid in cash or IMX Common Stock, at the Company's discretion.

         In addition, the Company will issue 877,500 shares of the Company's post consolidation Common Stock and a five year warrant to purchase an additional 675,000 shares of IMX's post consolidation Common Stock at $4.00 per share to Cater Barnard as designee of Griffin Securities, Inc. ("Griffin"). The securities are to be issued in payment for Griffin's services in connection with the forgoing transaction.

         After the conclusion of this transaction and the IMX Common Stock consolidation, and assuming full conversion of the Class B Preferred Stock, Cater Barnard and Envesta will hold approximately 73% of the equity of the Company.

         Upon closing, Cater Barnard will transfer all its interests in ThinkDirectMarketing, Inc. ("TDMI") to the Company. Cater Barnard's interests in TDMI consist of $4,000,000 of TDMI convertible promissory notes, seventeen and one-half percent (17.5%) of the equity of TDMI, and an option to acquire the remaining eighty-two and one-half percent (82.5%) of the TDMI equity. TDMI designs, develops and distributes products and services that automate and streamline direct marketing and customer relationship management processes.

         At the same time, Envesta will transfer all of its ownership of Findstar, plc to the Company. Findstar's business consists of the distribution of anti-virus software known as Panda Software, one of the United Kingdom's leading anti-virus software systems. The Panda Software is also distributed outside the United Kingdom.

         The agreement also obligated Cater Barnard to invest approximately $300,000 in cash to fund the Company's Plan of Reorganization and pay the Company's Debtor in Possession administrative expenses and the tax and non-tax priority claims. Cater Barnard will receive one share of the Company's post consolidation common stock for each four ($4.00) dollars invested. If the Company requires additional funds, Cater Barnard may fund them through the purchase of shares of the Company's new class of Preferred Stock.

         As of the closing, Registrant's current Chairman and directors will resign and Stephen Dean, Adrian Stecyk, and Mark Garratt will be elected directors.

Post Bankruptcy Activities

         On December 1, 2000 the Company entered into an agreement with Dri-Kleen Inc. (Dri-Kleen) whereby Dri-Kleen would operate the business of marketing Dri Wash N' Guard products and other non Dri-Wash products (the "Operating Agreement"). Dri-Kleen will operate the voice-mail, e-mail, and toll free numbers. The operation of the business also includes payment by Dri-Kleen, Inc. of all operational expenses including those associated with the Elbow Lake, Minnesota facility. As remuneration for its services Dri-Kleen will receive ninety-seven percent of the net sales, defined as retail sales less forty percent, during the agreement term from all sales generated through its operation of the Dri Wash N Guard business and the other non Dri-Wash products. The Company will receive three percent of all net commissionable sales.

         During this quarter, the Company received $ 35,940 under this contract, for a total of $ 83,779 from its inception to September 30, 2001.

          Results of Operations

          For the three months and nine months ended September 30, 2001, consolidated net sales were approximately $34,900 and $102,200, as compared to about $2,134,700 and $3,660,000, for the same periods ended September 30, 2000. This decrease was entirely due to the almost total cessation of sales activities after the Company's bankruptcy filing.

          Gross profit margin for the three and nine months ended September 30, 2001 was 99% and 95% compared to 33% and 52 % for the same periods ended September 30, 2000. The high margins are primarily attributable to the sales figure's inclusion of proceeds received from Dri-Kleen without any offsetting cost.

         Total operating expenses were approximately $45,400 and $320,300 for the three and nine months ended September 30, 2001. This compares with $1,128,000 and $3,568,300 for the same periods ended September 30, 2000. The continuing decrease is attributed to personnel and operating reductions as the Company adjusts to its bankruptcy.

         For the three months and nine months ended September 30, 2001, the net loss from operations was approximately $(10,800) and $(223,600), as compared to $(429,200) and $(1,865,100) for the same periods ended September 30, 2000. The almost complete cessation of Company activity has substantially controlled its losses.

            Liquidity and Capital Resources

                   At September 30, 2001, the Company's financial condition included a working capital deficit of approximately $(4,277,500) million as compared to approximately $(4,139,900) at December 31, 2000.

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

Item 2 (c) Recent Sales of Unregistered Securities

         On the effective date of the Plan if Reorganization, all 8,132,076 shares of Common Stock presently outstanding and 300,000 shares of treasury stock held as collateral will be automatically consolidated on the basis of one share for each 20 presently held. Any fractional shares will be rounded up to the next full share. In addition, all unsecured, allowed claims will be settled on the basis of one share for every four ($4.00) dollars of allowed claim. Here, too, any fractional shares will be rounded up to the next full share. Approximately 691,500 shares will be issued to creditors. The consolidation and this issuance are exempt from the registration requirements of Section 5 of the Securities Act pursuant to section 1145 of the United States Bankruptcy Act.

         Pursuant to the Acquisition Agreement, the Company will issue 225,000 shares of its new Class B Preferred Stock and 1,500,000 shares of its post consolidation Common Stock. The transaction, in which the purchasers of the shares represented that the shares were being acquired for investment and not for distribution, will be exempt from the registration requirements of Section 5 of the Securities Act under Section 4(2) of the Securities Act because it did not involve a public distribution of the Company's securities.

         At the closing, the Company will issue an additional 877,500 shares of the Company's post consolidation Common Stock and a five year warrant to purchase an additional 675,000 shares of IMX's post consolidation Common Stock at $4.00 per share to Cater Barnard as designee of Griffin Securities, Inc. ("Griffin"). The securities, which are to be issued in payment for Griffin's services in connection with the acquisition, will be acquired for investment and not as part of a distribution. Therefore, this issuance is exempt from the registration requirements of Section 5 of the Securities Act under Section 4(2) of the Securities Act as not involving a public distribution of the Company's securities

         Pursuant to the plan, Cater Barnard, plc will purchase of approximately 75,000 shares of common stock at four ($4) dollars per share to provide the initial cash necessary to fund the Plan. If additional funds are required for the Plan, Cater Barnard may purchase shares of the Company's new class of Preferred Stock at $80 per share. Both securities will be purchased for investment and not for distribution and are therefore exempt from the registration requirements of Section 5 of the Securities Act under Section 4(2) of the Securities Act as sales not involving the public distribution of securities.

Item 6. Exhibits and Reports on Form 8-K

         (b) A report on Form 8-K (reporting items 2, 3, and 7) was filed on October 12, 2001.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this quarterly report on Form 10-QSB to be signed in its behalf by the undersigned thereunto duly authorized on the 15th day of November 2001.

                                 IMX PHARMACEUTICALS, INC

                                 By:            /s/ Leonard Kaplan
                                        ----------------------------------------
                                        Leonard Kaplan, Chief Financial Officer