Form 10-Q
period 2001-12-31
IMX PHARMACEUTICALS INC
filed 2002-02-14
CIK 1051059

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(Mark One)

/X/ Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2001.

/ / Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ______________________ to
_________.

                          Commission File No. 000-30294
                                              ---------

                            IMX PHARMACEUTICALS, INC.
                -------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

           Utah                                      87-0394290
-------------------------------------    --------------------------------------
(State or Other Jurisdiction of          I.R.S. Employer Identification Number)
Incorporation or Organization)

Suite 2902, 140 Broadway, New York, New York                       10005
---------------------------------------------------           ----------------
(Address of Principal Executive Offices)                         (Zip Code)

212.509.9500
-------------------------------------------------------------------------------
(Issuer's Telephone Number)

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

         At February 5, 2002 there were 5,721,813 shares of common stock, par value $.001 per share outstanding.

         Transitional Small Business Disclosure Format
(check one):    Yes / /   No /X/

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                                      INDEX
   Page
  Number
  -------                  Part I.                    Financial Information

         Item 1.  Financial Statements

1-2 Condensed Consolidated Balance Sheets as of June 30, 2001 (audited) and December 31, 2001 (unaudited)

3 Condensed Consolidated Statements of Operations for the Six Months Ended December 31, 2001 (unaudited) and December 31, 2000 (unaudited) and Three Months Ended December 31, 2001 (unaudited) and December 31, 2000 (unaudited)

4 Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2001 (unaudited)

5-19              Notes to Consolidated Financial Statements (unaudited)

         Item 2.  Management's Discussion and Analysis or Plan of Operation

20-25             Text

                           Part II.         Other Information

26-27             Item 2(c). Recent Sales of Unregistered Securities

27                Item 6. Exhibits and Reports on Form 8-K

                            IMX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY
                                 BALANCE SHEETS



                                                                                           CONDENSED
                                                                                          CONSOLIDATED                FINDSTAR PLC
                                                                                         DECEMBER 31, 2001           JUNE 30, 2001
                                                                                         -----------------         ----------------
                                                                                             (UNAUDITED)               (AUDITED)

                                     ASSETS

CURRENT ASSETS:

     Cash and equivalents                                                                    $     5,211               $    13,227
     Accounts receivable                                                                         162,170                   132,286
     Other receivables                                                                            11,977                         0
     Inventories                                                                                     800                    15,926
     Prepaid expenses                                                                             36,864                    37,914
                                                                                             -----------               -----------

        Total Current Assets                                                                     217,022                   199,353
                                                                                             -----------               -----------

PROPERTY AND EQUIPMENT - Net
     of accumulated depreciation                                                                  92,873                   103,434
                                                                                             -----------               -----------

OTHER ASSETS:

     Note receivable, Shalom Y'all                                                               100,000                         0
     Convertible promissory note receivable                                                    4,100,000                         0
     Investment in Think Direct Marketing, Inc.                                               12,912,400                         0
     Indeminification agreement                                                                   50,000                         0
     Goodwill                                                                                  1,125,745                 1,117,791
                                                                                             -----------               -----------

        Total Other Assets                                                                    18,288,145                 1,117,791
                                                                                             -----------               -----------


TOTAL ASSETS                                                                                 $18,598,040               $ 1,420,578
                                                                                             ===========               ===========

See accompanying notes to the consolidated financial statements.

                            IMX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY
                                 BALANCE SHEETS


                                                                                                CONDENSED
                                                                                               CONSOLIDATED         FINDSTAR PLC
                                                                                             DECEMBER 31, 2001      JUNE 30, 2001
                                                                                            -----------------      ----------------
                                                                                             (UNAUDITED)             (AUDITED)

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

     Bank overdrafts                                                                             $     23.006        $     66,755
     Bankruptcy settlement and fees payable                                                            68,000                   0
     Note payable                                                                                      82,000                   0
     Accounts payable                                                                                 192,240             274,701
     Accrued expenses                                                                               1,387,530             992,662
                                                                                                 ------------        ------------

        Total Current Liabilities                                                                   1,752,776           1,334,118
                                                                                                 ------------        ------------

LONG TERM LIABILITIES:

     Promissory notes payable                                                                       3,000,000                   0
     Due to affiliate                                                                                 409,053             382,270
                                                                                                 ------------        ------------

        Total Long Term Liabilities                                                                 3,409,053             382,270
                                                                                                 ------------        ------------

        Total Liabilities                                                                           5,161,829           1,716,388
                                                                                                 ------------        ------------

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $80 stated value cumulative convertible; 1,000,000 shares
        authorized, 227,810 shares issued and outstanding                                          18,224,800                   0
     Common stock, $.001 par value; 50,000,000 shares authorized,
        3,738,486 issued and outstanding                                                                3,738             432,734
     Additional paid-in capital                                                                     7,194,094                   0
     Retained earnings (deficit)                                                                  (11,408,367)           (728,544)

     Less treasury stock, at cost                                                                    (578,054)                  0
                                                                                                 ------------        ------------

        Total Stockholders' Equity (Deficit)                                                       13,436,211            (295,810)
                                                                                                 ------------        ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                             $ 18,598,040        $  1,420,578
                                                                                                 ============        ============

See accompanying notes to the consolidated financial statements.

                            IMX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                                                                               (Unaudited)                  (Unaudited)
                                                                             Six Months Ended               Three Months
                                                                               December 31,                  December 31,
                                                                         -------------------------    ---------------------------
                                                                             2001            2000          2001          2000
                                                                         ---------    -------------    ----------     ------------

NET SALES                                                                $   462,688    $   367,799    $   140,627    $   183,900

COST OF SALES                                                                169,135        143,607         47,521         71,803
                                                                         -----------    -----------    -----------    -----------

GROSS PROFIT                                                                 293,553        224,192         93,106        112,097
                                                                         -----------    -----------    -----------    -----------

OPERATING EXPENSES:

  Selling                                                                    319,574        284,404        139,105        142,202
  Advertising                                                                 25,255        174,592         22,493         87,296
  General and administrative                                                 213,451        307,549        103,887        153,775
  Depreciation and amortization                                               18,931         24,957          9,481         12,479
                                                                         -----------    -----------    -----------    -----------

Total Operating Expenses                                                     577,211        791,502        274,966        395,752
                                                                         -----------    -----------    -----------    -----------


LOSS FROM OPERATIONS                                                        (283,658)      (567,310)      (181,860)      (283,655)
                                                                         -----------    -----------    -----------    -----------


OTHER INCOME (EXPENSES):

   Exercise of Medicis options                                               146,207              0        146,207              0
   Interest expense                                                           (1,086)       (10,391)          (149)        (5,196)
                                                                         -----------    -----------    -----------    -----------

                                                                             145,121        (10,391)       146,058         (5,196)
                                                                         -----------    -----------    -----------    -----------

Loss before income taxes                                                    (138,537)      (577,701)       (35,802)      (288,851)

Provision for Income Taxes                                                         0              0              0              0
                                                                         -----------    -----------    -----------    -----------

Loss from operations                                                        (138,537)      (577,701)       (35,802)      (288,851)


Loss on disposal of discontinued divisions                                (6,092,034)             0     (6,092,034)             0
                                                                         -----------    -----------    -----------    -----------


Net loss available to
  common stockholders                                                     (6,230,571)      (577,701)    (6,127,836)      (288,851)

Other Comprehensive Income (Loss)                                                  0              0              0              0
                                                                         -----------    -----------    -----------    -----------


Comprehensive  Loss                                                      $(6,230,571)   $  (577,701)   $(6,127,836)   $  (288,851)
                                                                         ===========    ===========    ===========    ===========

Weighted average number of shares of common stock outstanding:
    Basic                                                                  3,738,486            N/A      3,738,486            N/A
    Diluted                                                                8,969,686            N/A      8,936,686            N/A

Net loss per common share:
    Basic                                                                $     (1.67)           N/A    $     (1.64)           N/A
    Diluted                                                              $     (0.69)           N/A    $     (0.69)           N/A

See accompanying notes to the consolidated financial statements.

                            IMX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                                DECEMBER 31, 2001


OPERATING ACTIVITIES:

     Loss from operations                                                                  $         (138,537)

     Adjustments to reconcile net loss
         to net cash (used) provided  by operating activities

         Depreciation and amortization                                                                 18,931
         Increase in accounts receivable                                                              (29,884)
         Increase in other receivables                                                                (11,977)
         Decrease in inventories                                                                       15,126
         Decrease in prepaid expenses                                                                   1,050
         Increase in goodwill                                                                          (7,954)
         Decrease in bank overdrafts                                                                  (43,749)
         Bankruptcy settlement and fees payable                                                        68,000
         Increase in notes payable                                                                     82,000
         Decrease in accounts payable                                                                 (82,461)
         Increase in Due to affiliate                                                                  26,783
         Increase in accrued expenses                                                                 394,868
                                                                                           -------------------

         Net cash provided by operating activities                                                    292,196
                                                                                           -------------------



INVESTING ACTIVITES:

         Purchase of furniture and equipment                                                           (8,370)
         Purchase of indemnification agreement                                                        (50,000)
                                                                                           -------------------

         Net cash used by financing activities                                                        (58,370)
                                                                                           -------------------


NON CASH ADJUSTMENTS:

         Loss on disposal of  of discontinued divisions                                            (6,092,034)
         Note receivable recived in exchange for sale of subsidiaries                                (100,000)
         Convertible promissory note received in exchange for purchase of subsidiary               (4,100,000)
         Investment in Think Direct Marketing Inc.                                                (12,912,400)
         Promissory note payable issued in connection with purchase of subsidiary                   3,000,000
         Issuance of preferred stock in connection with purchase of subsidiary                     18,083,980
         Common stock adjustment in connection with reverse stock split                              (428,996)
         Additional paid in capital of parent prior to consolidation                                7,194,094
         Retained earnings of parent prior to consolidation                                        (4,308,432)
         Treasury stock of parent prior to consolidation                                             (578,054)
                                                                                           -------------------

         Net non cash adjustments                                                                    (241,842)
                                                                                           -------------------


         Net decrease in cash and cash equivalents                                                     (8,016)


     Cash and cash equvalents - July 1, 2001                                                           13,227
                                                                                           -------------------


     Cash and cash equvalents - December 31, 2001                                          $            5,211
                                                                                           ===================


See accompanying notes to the consolidated financial statements.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         (Information as of December 31, 2001 and for the six and three month periods ended December 31, 2000 and 2001 are unaudited)

NOTE 1-  BASIS OF PRESENTATION

         The condensed consolidated financial statements have been prepared by IMX Pharmaceuticals, Inc.

         The condensed consolidated balance sheet as of December 31, 2001 include the accounts of the Company and its subsidiary Findstar, plc. The condensed balance sheet as of June 30, 2001 includes the accounts of only the subsidiary, Findstar plc. The condensed consolidated statement of operations for the six and three months ended December 31, 2001 include the accounts of the Company and its subsidiary Findstar plc. The condensed statement of operations for the six and three months ended December 31, 2000 include the accounts of only the subsidiary, Findstar plc. The condensed and consolidated statement of cash flows for the six months ended December 31, 2001 includes the accounts of the subsidiary at the start of the six months ended December 31, 2001 reconciled to the consolidated accounts at the end of the six month ended December 31, 2001.

         All significant intercompany balances and transactions have been eliminated in consolidation.

         In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2001 and for all periods presented, have been made.

         Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's financial statements and notes thereto included in the Company's December 31, 2000 Form 10KSB. The results of operations for the six and three month periods ended December 31, 2001 are not necessarily indicative of the operating results for the full year.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         (Information as of December 31, 2001 and for the six and three month periods ended December 31, 2000 and 2001 are unaudited)

NOTE 2 - BANKRUPTCY AND PLAN FOR REORGANIZATION


         On November 20, 2000 the Company and its wholly-owned subsidiary, imx-eti LifePartners, Inc. ("imx-eti") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida, West Palm Beach Division. On December 27, 2000, the Bankruptcy Court ordered the joint administration of the two cases.

         On August 10, 2001, the Company filed its Third Amended Plan of Reorganization (the "Plan"). The Plan provided that all administrative expenses, priority tax claims and US Trustee's fees would be paid in full. The Plan also provided for nine Classes of Claims, each treated in its own way. Class 1 (unpaid wages) and Classes 2, 3, 4, and 7 (allowed secured claims) would be paid in full. Classes 5 and 6, disputed secured claims, would be paid a mixture of cash and the Company's common stock, $.001 par value, (`Common Stock") and Class 8 (allowed unsecured claims) would be paid one share of Common Stock for each four ($4.00) dollars of allowed debt. Class 9 (the existing equity holders) would have their present holdings replaced by one share of Common Stock for each 20 shares they now own. No fractional shares would be issued. Any partial shares due to members of Classes 8 or 9 will be rounded up to a full share.

         The Plan also contemplated that Cater Barnard and Envesta, plc, a company in which Cater Barnard holds approximately 53% of the equity ("Envesta"), would transfer assets valued, according to the plan, at $27,000,000 to the Company in exchange for a package of Company notes, Company Common Stock valued at four ($4) dollars per share, and shares of a new class of Preferred Stock convertible into shares of Common Stock at four ($4) dollars per share. The cash needs of the plan are being funded by the purchase of 75,000 shares of common stock at four ($4) dollars per share by Cater Barnard. If the Company requires additional funds, Cater Barnard may purchase shares of the Company's new class of Preferred Stock.

         On September 26, 2001, after a hearing, the Court confirmed the Plan. The order was entered on October 11, 2001. The Plan was declared effective on December 11, 2001.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         (Information as of December 31, 2001 and for the six and three month periods ended December 31, 2000 and 2001 are unaudited)


NOTE 2 - BANKRUPTCY AND PLAN FOR REORGANIZATION (CONT'D)

         While the bankruptcy case was pending, imx-eti and Company's other subsidiaries, Sarah J, Inc. (d/b/a Mother 2 Be(TM)), Proctozone(TM), Inc., Podiatrx(TM), Inc., and IMX Select Benefits Corporation (which were never parties to the bankruptcy proceedings) maintained minor activity.

         All of Company's operations were conducted through its subsidiaries. All of the Company's pharmaceutical and direct marketing subsidiaries were sold on December 11, 2001; the six and three month periods ended December 31, 2001 reports the results of Findstar plc, the newly acquired subsidiary and includes no income from these discontinued operations. These periods also include a charge for the loss on the disposal of the operations of the discontinued divisions. The three and six month results for the periods ended December 31, 2000 consist entirely of the results of operations of Findstar.

         On December 11, 2001, the effective date of the Plan of Reorganization, all 8,132,076 shares of Common Stock presently outstanding and 300,000 shares of treasury stock held as collateral were automatically consolidated on the basis of one share for each 20 presently held. Any fractional shares will be rounded up to the next full share. After the rounding up, there were 421,850 shares outstanding that were derived from the previously outstanding common stock.

         In addition, all unsecured, allowed claims were settled on the basis of one share for every four ($4.00) dollars of allowed claim. Here, too, any fractional shares will be rounded up to the next full share. Approximately 770,000 shares will be issued to Class 5, 6, 7, and 8 creditors. The consolidation and the issuance of the common stock to creditors are exempt from the registration requirements of Section 5 of the Securities Act pursuant to section 1145 of the United States Bankruptcy Act.


    NOTE 3- STOCK ISSUANCES AND CONSOLIDATIONS

         On December 11, 2001, pursuant to the Acquisition Agreement, the Company issued 225,000 shares of its new Class B Preferred Stock and 1,500,000 shares of its post consolidation Common Stock. The transaction, in which the purchasers of the shares represented that the shares were being acquired for investment and not for distribution, is exempt from the registration requirements of Section 5 of the Securities Act under Section 4(2) of the Securities Act because it did not involve a public distribution of the Company's securities.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         (Information as of December 31, 2001 and for the six and three month periods ended December 31, 2000 and 2001 are unaudited)


NOTE 3- STOCK ISSUANCES AND CONSOLIDATIONS (CONT'D)

         At the closing of the Acquisition Agreement, the Company also issued an additional 877,500 shares of the Company's post consolidation Common Stock and a five year warrant to purchase an additional 675,000 shares of IMX's post consolidation Common Stock at $4.00 per share to Cater Barnard and Cater Barnard (USA) plc as designees of Griffin Securities, Inc. ("Griffin"). The securities, which are to be issued in payment for Griffin's services in connection with the acquisition, will be acquired for investment and not as part of a distribution. Therefore, this issuance is exempt from the registration requirements of Section 5 of the Securities Act under Section 4(2) of the Securities Act as not involving a public distribution of the Company's securities

         Pursuant to the Plan, Cater Barnard will purchase of approximately 75,000 shares of common stock at four ($4) dollars per share to provide the initial cash necessary to fund the Plan. As of December 31, 2001, Cater Barnard had invested an additional $224,800 dollars and been issued 2,810 shares of the Class B Preferred Stock. Both securities will be purchased for investment and not for distribution and are therefore exempt from the registration requirements of Section 5 of the Securities Act under Section 4(2) of the Securities Act as sales not involving the public distribution of securities.

         Pursuant to the Forster Agreement, William A. Forster received 95,000 shares of the Company's post consolidation Common Stock in settlement of his claim for administration expenses. This issuance is exempt from registration because Mr. Forster has acquired these shares for investment and not for distribution and the transaction is therefore exempt from the registration requirements of Section 5 of the Securities Act under Section 4(2) of the Securities Act as sales not involving the public distribution of securities and may also be eligible for exemption under Section 1145 of the Bankruptcy Act.

         Subsequent to December 31, 2001, the Company issued 81,010 shares of its Class B Preferred Stock to acquire the remainder of the equity interests of TDMI. The transaction, in which the purchasers of the shares represented that the shares were being acquired for investment and not for distribution, is exempt from the registration requirements of Section 5 of the Securities Act under Section 4(2) of the Securities Act because it did not involve a public distribution of the Company's securities.

         Finally, on January 31, 2002 Envesta elected, with the consent of the Company, to convert its 85,000 shares of Class B Preferred Stock and its note from the Company for $1,133,333 in to 1,983,333 shares of Common Stock. Like the Class B Preferred Stock

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         (Information as of December 31, 2001 and for the six and three month periods ended December 31, 2000 and 2001 are unaudited)


NOTE 3- STOCK ISSUANCES AND CONSOLIDATIONS (CONT'D)

         and the Note, these securities were acquired by Envesta for investment and not with a view towards distribution. Therefore, the transaction is exempt from the registration requirements of Section 5 of the Securities Act under Section 4(2) of the Securities Act as sales not involving the public distribution of securities.

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

NOTE 4 -          GOING CONCERN

                  The Company's operations are presently those of its subsidiary Findstar plc. Findstar has incurred operating losses since its incorporation. As of December 31, 2001 the Company's current liabilities exceeded its current assets by $1,535,754. These matters raise substantial doubt about the ability of the Company to continue as a going concern. The Company's continuance will be dependent on the ability to restructure its operations to achieve profitability in the near term and its ability to raise sufficient debt or equity capital to fund continuing operations until such restructuring is completed.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         (Information as of December 31, 2001 and for the six and three month periods ended December 31, 2000 and 2001 are unaudited)


NOTE 5 - ACQUISITIONS AND AGREEMENTS

         ACQUISITION OF FINDSTAR  AND THINKDIRECT MARKETING, INC. RIGHTS

         On September 30, 2001, the Company, Cater Barnard, and Envesta executed an agreement for the transfer of the assets (the "Purchase Agreement").

         On December 11, 2001, pursuant to the Purchase Agreement, in exchange for the assets described below, the Company issued to Cater Barnard and Envesta 225,000 shares of its newly created Class B Convertible Preferred Stock, its promissory notes in the aggregate principal amount of $3,000,000.00, and 1,500,000 shares of its post consolidation common stock. The Class B Preferred Stock has an $80 stated value per share. It is convertible into IMX Common Stock at a rate of one share of Common Stock for each $4.00 of stated value. Until conversion, each share of the Class B Preferred Stock will cast one vote for each share of IMX Common Stock into which it can be converted. The notes mature in five (5) years and bear interest at the rate of five percent (5%) per annum. The interest or principal may be paid in cash or IMX Common Stock, at the Company's discretion.

         In addition, the Company issued 877,500 shares of the Company's post consolidation Common Stock and a five year warrant to purchase an additional 675,000 shares of IMX's post consolidation Common Stock at $4.00 per share to Cater Barnard and Cater Barnard (USA) plc as designees of Griffin Securities, Inc. ("Griffin"). The securities are to be issued in payment for Griffin's services in connection with the forgoing transaction.

         At the conclusion of this transaction, the issuance of new common stock to creditors, and the consolidation of the old Company common stock, and assuming full conversion of the Class B Preferred Stock and exercise of the warrants, Cater Barnard and Envesta held approximately 86% of the equity of the Company.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         (Information as of December 31, 2001 and for the six and three month periods ended December 31, 2000 and 2001 are unaudited)


NOTE 5 - ACQUISITIONS AND AGREEMENTS (CONT'D)

         At the closing, Cater Barnard transferred all its interests in ThinkDirectMarketing, Inc. ("TDMI") to the Company. Cater Barnard's interests in TDMI consist of $4,000,000 of TDMI convertible promissory notes, seventeen and one-half percent (17.5%) of the equity of TDMI, and an option ("Option") to acquire the remaining eighty-two and one-half percent (82.5%) of the TDMI equity. At the same time, Envesta transferred all of its ownership of Findstar, plc ("Findstar") to the Company. See below for a description of TDMI and Findstar.

         The Purchase Agreement also obligated Cater Barnard to invest $300,000 in cash to fund the Company's Plan of Reorganization and pay the Company's Debtor in Possession administrative expenses and the tax and non-tax priority claims. Cater Barnard will receive one share of the Company's post consolidation common stock for each four ($4.00) dollars invested. If the Company requires additional funds, Cater Barnard may fund them through the purchase of shares of the Company's new class of Preferred Stock at $80 per share. As of December 31, 2001, Cater Barnard had invested an additional $224,800 dollars and been issued 2,810 shares of the Class B Preferred Stock.

         Immediately after the closing, all of Registrant's then current officers and directors resigned and Stephen Dean, Adrian Stecyk, and Mark Garratt were elected directors. The new directors then elected Stephen Dean as Chairman, Adrian Stecyk as President and Chief Executive Officer, Mark Garratt as Treasurer and Chief Financial Officer, and Mark Alan Siegel as Secretary.

         On January 31, 2001, the Company exercised the Option to acquire the balance of the TDMI equity. In exchange for the equity, IMX issued to the holders of these interests a total of 81,010 shares of its Class B Preferred Stock. At the same time, as required by the agreement creating the Option, IMX issued warrants to purchase 168,056 shares of its Common Stock to the holders of TDMI warrants ("Warrants") and stock options to the existing TDMI employees under its newly adopted 2002 Stock Option Plan (the "Plan") to purchase 189,945 shares of Common Stock ("Stock Options"). The Warrants expire on January 31, 2007. Warrants to purchase 66,000 shares have a purchase price of $1.89 and the balance have a purchase price of $3.00. The Stock Options, which are subject to the Plan's approval by the IMX Stockholders, include 60,543 that are presently vested and have an exercise price of $4.00 and 129,402 that vest over the next three years and have an exercise price of $3.00.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         (Information as of December 31, 2001 and for the six and three month periods ended December 31, 2000 and 2001 are unaudited)

NOTE 5 - ACQUISITIONS AND AGREEMENTS (CONT'D)

         Immediately after the closing, Dean Eaker and Bruce Biegel, currently officers and directors of TDMI, were elected directors of IMX and Bruce Biegel was elected a Senior Vice-President and designated as Chief Financial Officer to replace Mark Garratt.

         Description of TDMI and Findstar

         TDMI designs, develops, and distributes products and services that automate and streamline direct marketing and customer relationship management.

         TDMI has developed several scaleable and complementary lines of data management products and professional direct mail services. TDMI has marketing agreements to provide direct mail and telemarketing services with major Corporations and business service partners that serve the small and medium business marketplace including the United States Postal Service ("USPS"), Avery Dennison, Interactive Intelligence Inc, the National Restaurant Association, and the National Association of Insurance and Financial Advisors. In April 2001, TDMI, completed the acquisition of DirectMailQuotes, LLC ("DMQ") to further expand into direct product sales to the mail shop channel and to provide additional value added services to the small and medium business market. As DMQ was also one of the five USPS partners, the acquisition consolidated TDMI's position as the Postal Services leading affiliate.

         TDMI's direct mail, mailing services and telemarketing products are specifically tailored to provide a cost-effective and powerful direct marketing solution for new customer acquisition and customer retention to the more than 20 million small and medium size businesses in the United States.

         Findstar is an Information Technology Security company responsible for the sale and distribution of Panda Software SL ("Panda Software") anti-virus products in the United Kingdom. It operates through two subsidiaries, Panda Software (UK) Ltd ("Panda UK") and Panda Antivirus Software Ltd ("Panda Antivirus").

         Panda UK holds the exclusive distribution license for the sale, marketing, and distribution of Panda Software products through out England, as well as in Scotland and Wales. The

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         (Information as of December 31, 2001 and for the six and three month periods ended December 31, 2000 and 2001 are unaudited)


NOTE 5 - ACQUISITIONS AND AGREEMENTS (CONT'D)

         licence has a five-year term ending in January 2006, with an option for an additional two years. The license may be renewed for additional periods.

         Panda Antivirus distributes and supports the Panda Software products in the entire territory under an arrangement with Panda UK. Its principal competitors are McAfee, Norton, and Sophos.

         Panda Software was established in Spain in 1990 and is currently one of the major providers of anti-virus software to the Spanish market.

         Panda UK was established in 1999 to acquire the exclusive licence for Panda Software products. Panda Antivirus was established in 1999 as a reseller of Panda Software products under an arrangement with Panda UK. Findstar was incorporated in January 2001 as the holding company for Panda UK and Panda Antivirus.

         The Forster Agreement

         On December 11, 2001, the Company and Shalom Y'all, Inc., a company wholly owned by William A. Forster, the Company's former Chairman and CEO, executed and consummated an agreement providing for the deferred payment of Mr. Forster's secured claim (Class 4), the settlement and payment of his administrative claim, the sale to Shalom Y'all of all of the Company's subsidiaries, and its indemnification of the Company for any claims against it arising from the operation of the subsidiaries' businesses.

         The agreement provides for a payment of $50,000 to induce Shalom Y'all to provide the indemnity. $35,000 of the indemnity amount was paid at closing and the balance, together with the $67,000 secured claim, was to be paid, without interest on January 31, 2002. The note evidencing this obligation provides for interest at the rate of 15% per annum, retroactive to December 11, 2001 if it is not paid when due. As of the date hereof, the note has not been paid.

         In settlement of Mr. Forster's administrative claims, the Company issued 95,000 shares of its post-consolidation Common Stock.

         The purchase price for the subsidiaries is $100,000. The obligation to make this payment is evidenced by Shalom Y'all's three-year promissory note. This note is secured by the pledge of 25,000 of Mr. Forster's Common Stock.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         (Information as of December 31, 2001 and for the six and three month periods ended December 31, 2000 and 2001 are unaudited)

NOTE 6 - NET INCOME (LOSS) PER COMMON SHARE

         The following table sets forth the computation of basic and diluted net loss per common share:

                                          Six Months Ended              Three Months Ended
                                            December 31,                   December 31,
                                      ---------------------------   -------------------------
                                         2001            2000          2001          2000
                                      -----------    ------------   -----------    ----------
Numerator:
Numerator for basic and diluted
  Loss per share available
    to common stockholders            $(6,230,571)   $ (1,871,749)  $(6,127,836)   $ (665,402)
                                      -----------    ------------   -----------    ----------

Denominator:
  Denominator for basic loss per
    share-weighted-average shares       3,738,486         N/A         3,738,486        N/A
  Effect of dilutive securities:
    Common stock options                        0               0             0             0
                                      -----------    ------------   -----------    ----------


  Denominator for diluted loss per
    share-adjusted weighted average
    shares and assumed conversions      8,969,686            --       8,969,686          --
                                      -----------    ------------   -----------    ----------

Basic net loss per common share       $     (1.67)        N/A       $     (1.64)       N/A
                                      -----------    ------------   -----------    ----------

Diluted net loss per common share     $     (0.69)        N/A       $     (0.68)       N/A
                                      -----------    ------------   -----------    ----------


         Net loss per common share is calculated by dividing the net loss by the weighted-average shares of common stock and common stock equivalents outstanding during the period.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         (Information as of December 31, 2001 and for the six and three month periods ended December 31, 2000 and 2001 are unaudited)


NOTE 7 - NOTES RECEIVABLE

         Notes receivable are stated at unpaid principal balance.

         The Company held the following notes receivable as of December 31, 2001

                                              Principal Amount     Interest Rate            Maturity date
                                              ----------------     -------------            -------------
Note Receivable, Shalom Y'all                   $   100,000     Non-interest bearing       December 31, 2004
                                                -----------

Convertible Promissory Notes Receivable

Issued By:

ThinkDirect Marketing.Com., Inc                 $   360,000     Non-interest bearing       December 31, 2002

ThinkDirect Marketing.Com., Inc                     750,000     Non-interest bearing       December 31, 2002

ThinkDirect Marketing.Com., Inc                     500,000     Non-interest bearing       December 31, 2002

ThinkDirect Marketing.Com., Inc                     500,000     Non-interest bearing       December 31, 2002

ThinkDirect Marketing.Com., Inc                     500,000     Non-interest bearing       December 31, 2002

ThinkDirect Marketing.Com., Inc                     500,000     Non-interest bearing       December 31, 2002

ThinkDirect Marketing.Com., Inc                     500,000     Non-interest bearing       December 31, 2002

ThinkDirect Marketing.Com., Inc                     390,000     Non-interest bearing       December 31, 2002

ThinkDirect Marketing.Com., Inc                     100,000     Non-interest bearing       December 31, 2002
                                               ------------

Total Convertible Promissory Notes Receivable  $  4,100,000
                                               ------------


NOTE 8 - NOTES PAYABLE

         The notes payable were issued by the Company in connection with its acquisition of Findstar plc and its 17.5% interest in Think Direct Marketing, Inc. The notes carry an interest rate of 5% per annum The notes matures on January 1, 2007.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         (Information as of December 31, 2001 and for the six and three month periods ended December 31, 2000 and 2001 are unaudited)

                  NOTES RELATED TO THE SUBSIDIARY - FINDSTAR PLC

NOTE 9 - NATURE OF BUSINESS

         Findstar was incorporated on January 2, 2001 in the United Kingdom. Findstary acquired the entire share capital of Panda Software (UK) Limited and Panda Antivirus Software Limited on January 25, 2001.

         Findstar's entire share capital was purchased by Envesta plc on June 25, 2001 and was then sold to IMX Pharmaceuticals, Inc. on September 30, 2001.

         Findstar is the holding company of Panda Software (UK) Limited and Panda Antivirus Software Limited. The financial statements incorporate both these subsidiaries.


NOTE 10 - GOING CONCERN

         Findstar has incurred operating losses since incorporation. Findstar's current liabilities exceed its total assets by $1,535,754 and its total liabilities exceed its total assets by $593,340.

         The accounts do not include any adjustments that would result from Findstar being unable to trade.


NOTE 11 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Cash and cash equivalents

         For purposes of reporting cash flows, Findstar considers all highly liquid investments purchases with an original maturity of three months or less to be cash equivalent.

         Accounts receivable

         Management has evaluated the accounts receivable and believe that a significant amount are uncollectable. Findstar has provided an allowance for doubtful accounts in the amount of $84,230 at December 31, 2001.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         (Information as of December 31, 2001 and for the six and three month periods ended December 31, 2000 and 2001 are unaudited)


         Inventories

         Inventories are stated at lower of cost or market value.

         Property and equipment

         Property and equipment are recorded at cost. Depreciation and amortization are computed using methods that approximate the assets over their useful working lives.

         Revenue recognition

         Sales are generally recorded upon the shipment of goods/ granting of licenses to customers.

         Accounting estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.


NOTE 12 - INVENTORIES

         Inventories consist of goods for re-sale.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         (Information as of December 31, 2001 and for the six and three month periods ended December 31, 2000 and 2001 are unaudited)

NOTE 13 - PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:


                                                DECEMBER 31, 2001  JUNE 30, 2001
                                                -----------------  -------------
Database                                            $  70,283         $  67,998
Fixtures and fittings                                  83,254            75,631
Motor vehicles                                          7,926             7,668
                                                    ---------         ---------

                                                      161,464           151,297

Less: accumulated depreciation                        (68,591)          (47,862)
                                                    ---------         ---------

Property and equipment, net of
  accumulated depreciation                          $  92,873         $ 103,434
                                                    =========         =========

NOTE 14 - INCOME TAXES

         Findstar had a net operating loss of approximately $1,815,035 at June 30, 2001 which can be used to offset future profits of Findstar.

         No corporation tax charge arises on the losses made to December 31, 2001.

NOTE 15 - RELATED PARTY TRANSACTIONS

         There were no related party transactions during the period covered by the related financial statements.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         (Information as of December 31, 2001 and for the six and three month periods ended December 31, 2000 and 2001 are unaudited)


NOTE 16 - COMMITMENTS AND CONTINGENCIES

         Findstar did not have any capital commitments as of December 31, 2001.

         Findstar leases it's premises under a non- cancelable operating lease. The future minimum annual rental payments required under these operating leases are approximately as follows:

         Expiring within one year                 $             0
         Expiring between two and five years      $        76,990

         A cross guarantee held by the bank in favour of Findstar and its subsidiaries has been given by Findstar for all monies owing.

         Panda Software (UK) Limited has the UK license for the import and distribution of Panda anti-virus software.

Item 2. Management's Discussion and Analysis or Plan of Operation.

         General

         During the fourth quarter of 2001 the Company emerged from the supervision of the Bankruptcy Court, completed its acquisition of Findstar, plc and all of Cater Barnard plc's ("Cater Barnard") interests in ThinkDirectMarketing, Inc. ("TDMI"), sold its subsidiaries to a corporation wholly owned by the Company's former Chairman, William A. Forster, and began the process of distributing its new common stock to its creditors.

Bankruptcy and Plan of Reorganization

On November 20, 2000 the Company and its wholly-owned subsidiary, imx-eti LifePartners, Inc. ("imx-eti") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida, West Palm Beach Division. On December 27, 2000, the Bankruptcy Court ordered the joint administration of the two cases. On September 10, 2001, the Bankruptcy Court dismissed imx-eti's Bankruptcy Case.

         On August 10, 2001, the Company filed its Third Amended Plan of Reorganization (the "Plan"). The Plan provides that all administrative expenses, priority tax claims, and US Trustee's fees will be paid in full. The Plan also provides for nine Classes of Claims, each treated in its own way. Class 1 (unpaid wages) and Classes 2, 3, 4, and 7 (allowed secured claims) will be paid in full. Classes 5 and 6, disputed secured claims, will be paid a mixture of cash and the Company's common stock, $.001 par value, ("Common Stock") and Class 8 (allowed unsecured claims) will be paid one share of Common Stock for each $4.00 dollars of allowed claim. Class 9 (the existing equity holders) will have their present holdings replaced by one share of Common Stock for each 20 shares they now own. No fractional shares will be issued. Any partial shares due to members of Classes 8 or 9 will be rounded up to a full share.

         The Plan also contemplated that Cater Barnard and Envesta, plc, a company in which Cater Barnard holds approximately 53% of the equity ("Envesta"), would transfer assets valued, according to the plan, at $27,000,000 to the Company in exchange for a package of Company notes, Common Stock valued at $4.00 dollars per share, and shares of a new class of Preferred Stock convertible into shares of Common Stock at $4.00 dollars per share. The cash needs of the plan are being funded by the purchase of 75,000 shares of Common Stock at $4.00 dollars per share by Cater Barnard. If the Company requires additional funds, Cater Barnard may purchase shares of the Company's new class of Preferred Stock.

         On September 26, 2001, after a hearing, the Court confirmed the Plan. The order was entered on October 11, 2001. The Plan was declared effective on December 11, 2001.

Acquisitions

         On September 30, 2001, the Company, Cater Barnard, and Envesta executed an agreement for the transfer of the assets (the "Purchase Agreement").

         On December 11, 2001, pursuant to the Purchase Agreement, in exchange for the assets described below, the Company issued to Cater Barnard and Envesta 225,000 shares of its newly created Class B Convertible Preferred Stock, its promissory notes in the aggregate principal amount of $3,000,000, and 1,500,000 shares of its Common Stock. The Class B Preferred Stock has an $80 stated value per share. It is convertible into IMX Common Stock at a rate of one share of Common Stock for each $4.00 of stated value. Until conversion, each share of the Class B Preferred Stock will cast one vote for each share of Common Stock into which it can be converted. The notes mature in five (5) years and bear interest at the rate of five percent (5%) per annum. The interest or principal may be paid in cash or Common Stock, at the Company's discretion.

         In addition, the Company issued 877,500 shares of the Company's Common Stock and a five year warrant to purchase an additional 675,000 shares of IMX's post consolidation Common Stock at $4.00 per share to Cater Barnard and Cater Barnard (USA) plc as designees of Griffin Securities, Inc. ("Griffin"). The securities are to be issued in payment for Griffin's services in connection with the forgoing transaction.

         At the conclusion of this transaction, the issuance of new common stock to creditors, and the consolidation of the old Company common stock, and assuming full conversion of the Class B Preferred Stock and exercise of the warrants, Cater Barnard and Envesta held approximately 86% of the equity of the Company.

         At the closing, Cater Barnard transferred all its interests in ThinkDirectMarketing, Inc. ("TDMI") to the Company. Cater Barnard's interests in TDMI consist of $4,000,000 of TDMI convertible promissory notes, seventeen and one-half percent (17.5%) of the equity of TDMI, and an option ("Option") to acquire the remaining eighty-two and one-half percent (82.5%) of the TDMI equity. At the same time, Envesta transferred all of its ownership of Findstar, plc ("Findstar") to the Company. See below for a description of TDMI and Findstar.

         The Purchase Agreement also obligated Cater Barnard to invest $300,000 in cash to fund the Company's Plan of Reorganization and pay the Company's Debtor in Possession administrative expenses and the tax and non-tax priority claims. Cater Barnard will receive one share of the Company's Common Stock for each $4.00 dollars invested. If the Company requires additional funds, Cater Barnard may fund them through the purchase of shares of the Company's new class of Preferred Stock at $80 per share. As of December 31, 2001, Cater Barnard had invested an additional $224,800 dollars and been issued 2,810 shares of the Class B Preferred Stock.

         Immediately after the closing, all of Registrant's then current officers and directors resigned and Stephen Dean, Adrian Stecyk, and Mark Garratt were elected directors. The new directors then elected Stephen Dean as Chairman, Adrian Stecyk as President and Chief Executive Officer, Mark Garratt as Treasurer and Chief Financial Officer, and Mark Alan Siegel as Secretary.

         On January 31, 2002, the Company exercised the Option and acquired the balance of the TDMI equity. In exchange for the equity, IMX issued to the holders of those interests a total of 81,010 shares of its Class B Preferred Stock. At the same time, as required by the agreement creating the Option, IMX issued warrants to purchase 168,056 shares of its Common Stock to the holders of TDMI warrants ("Warrants"), and stock options to the existing TDMI employees under the Company's newly adopted 2002 Stock Option Plan (the "Plan") to purchase 189,945 shares of Common Stock ("Stock Options"). The Warrants expire on January 31, 2007. Warrants to purchase 66,000 shares have a purchase price of $1.89 and the balance have a purchase price of $3.00. The Stock Options, which are subject to the Plan's approval by the IMX Stockholders, include 60,543 that are presently vested and have an exercise price of $4.00 and 129,402 that vest over the next three years and have an exercise price of $3.00.

         Immediately after the closing, Dean Eaker and Bruce Biegel, currently officers and directors of TDMI, were elected directors of IMX and Bruce Biegel was elected a Senior Vice-President and designated as Chief Financial Officer to replace Mark Garratt.

Description of TDMI and Findstar

         TDMI designs, develops, and distributes online products and services that automate and streamline direct marketing process.

         TDMI has developed several scaleable and complementary lines of data management products and professional direct mail services. TDMI has marketing agreements to provide direct mail and telemarketing services with major Corporations and business service partners that serve the small and medium business marketplace including the United States Postal Service ("USPS"), Avery Dennison, Interactive Intelligence Inc, the National Restaurant Association, and the National Association of Insurance and Financial Advisors. In April 2001, TDMI, completed the acquisition of DirectMailQuotes, LLC ("DMQ") to further expand into direct product sales to the mail shop channel and to provide additional value added services to the small and medium business market. As DMQ was also one of the five USPS partners, the acquisition consolidated TDMI's position as the Postal Services leading affiliate.

         TDMI's direct mail, mailing services and telemarketing products are specifically tailored to provide a cost-effective and powerful direct marketing solution for new customer acquisition and customer retention to the more than 20 million small and medium size businesses in the United States.

         Findstar is an Information Technology Security company responsible for the sale and distribution of Panda Software SL ("Panda Software") anti-virus products in the United Kingdom. It operates through two subsidiaries, Panda Software (UK) Ltd ("Panda UK") and Panda Antivirus Software Ltd ("Panda Antivirus").

         Panda UK holds the exclusive distribution license for the sale, marketing, and distribution of Panda Software products through out England, as well as in Scotland and Wales. The licence has a five-year term ending in January 2006, with an option for an additional two years. The license may be renewed for additional periods.

         Panda Antivirus distributes and supports the Panda Software products in the entire territory under an arrangement with Panda UK. Its principal competitors are McAfee, Norton, and Sophos.

          Panda Software was established in Spain in 1990 and is currently one of the major providers of anti-virus software to the Spanish market.

         Panda UK was established in 1999 to acquire the exclusive licence for Panda Software products. Panda Antivirus was established in 1999 as a reseller of Panda Software products under an arrangement with Panda UK. Findstar was incorporated in January 2001 as the holding company for Panda UK and Panda Antivirus.

The Forster Agreement

         On December 11, 2001, the Company and Shalom Y'all, Inc., a company wholly owned by William A. Forster, the Company's former Chairman and CEO, executed and consummated an agreement providing for the deferred payment of Mr. Forster's secured claim (Class 4), the settlement and payment of his administrative claim, the sale to Shalom Y'all of all of the Company's subsidiaries, and its indemnification of the Company for any claims against it arising from the operation of the subsidiaries' businesses.

         The agreement provides for a payment of $50,000 to induce Shalom Y'all to provide the indemnity. $35,000 of the indemnity amount was paid at closing and the balance, together with the $67,000 secured claim, was to be paid, without interest on January 31, 2002. The note evidencing this obligation provides for interest at the rate of 15% per annum, retroactive to December 11, 2001 if it is not paid when due. As of the date hereof, the note has not been paid.

         In settlement of Mr. Forster's administrative claims, the Company issued 95,000 shares of its Common Stock.

         The purchase price for the subsidiaries is $100,000. The obligation to make this payment is evidenced by Shalom Y'all's three-year promissory note. This note is secured by the pledge of 25,000 of Mr. Forster's Common Stock.

Post Bankruptcy Activities

         While the bankruptcy case was pending, imx-eti and Company's other subsidiaries, Sarah J, Inc. (d/b/a Mother 2 Be(TM)), Proctozone(TM), Inc., Podiatrx(TM), Inc., and IMX Select Benefits Corporation (which were never parties to the bankruptcy proceedings) have maintained minor activity. All the subsidiaries were sold during this quarter.

Results of Operations

          All of Company's operations reflected in the financial statements were conducted through its Findstar subsidiary. The Company's pharmaceutical and direct marketing subsidiaries were sold during this quarter and are not included in these financial statements because their operations were discontinued. The Company reflected the losses associated with the sale by a charge of $6,092,000 in the Condensed Consolidated Statement of Operations and Comprehensive Income
(Loss).

         For the three and six months ended December 31, 2001, the Company's consolidated net sales were approximately $141,000 and $463,000, as compared to approximately $184,00 and $368,000 for the same periods ended December 31, 2000. The decrease of about $43,000 year to year in the most recent quarter is due to the general economic downturn experienced in the last quarter of 2001. Despite this drop, sales for the last six months of 2001 still increased by about $95,000 over the year before because of better focused marketing during the recent period.

         The Company's gross profit margin for the three and six months ended December 31, 2001 was approximately 66% and 63%, as compared to 61% for both periods during last year. This is improvement is attributable to increased efficiency in Findstar's operations.

         The Company's total operating expenses were approximately $275,000 and $577,000 for the three and six months ended December 31, 2001. This compares with approximately $396,000 and $791,500 for the same periods ended December 31, 2000. Even at a time of increased overall sales, controlling advertising and administrative costs and better directing the marketing efforts reduced operating expenses below last year's in both periods. Findstar also is beginning to experience the efficiencies achieved from the administrative combination of the Panda Software and Panda Anti-Virus programs.

         For the three months and six months ended December 31, 2001, the Company's net loss from operations was approximately ($182,000) and ($284,000). This represents an improvement from net losses of ($284,000) and ($567,000) same periods in the previous year. Increased sales for the first six months this fiscal year and reduced expenses in both quarters helped improve the bottom line.

Liquidity & Capital Resources

         At December 31, 2001, the Company's consolidated financial condition included a working capital deficit of approximately ($1,535,754) compared to approximately ($1,134,765) at June 30, 2001.


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

Item 2 (c)        Recent Sales of Unregistered Securities

         On December 11, 2001, the effective date of the Plan if Reorganization, all 8,132,076 shares of Common Stock presently outstanding and 300,000 shares of treasury stock held as collateral were automatically consolidated on the basis of one share for each 20 presently held. Any fractional shares will be rounded up to the next full share. After the rounding up, there were 421,850 shares outstanding that were derived from the previously outstanding common stock.

         In addition, all unsecured, allowed claims were settled on the basis of one share for every $4.00 dollars of allowed claim. Here, too, any fractional shares will be rounded up to the next full share. Approximately 770,000 shares will be issued to Class 5, 6, 7, and 8 creditors. The consolidation and the issuance of the common stock to creditors are exempt from the registration requirements of Section 5 of the Securities Act pursuant to section 1145 of the United States Bankruptcy Act.

         On December 11, 2001, pursuant to the Acquisition Agreement, the Company issued 225,000 shares of its new Class B Preferred Stock and 1,500,000 shares of its post consolidation Common Stock. The transaction, in which the purchasers of the shares represented that the shares were being acquired for investment and not for distribution, is exempt from the registration requirements of Section 5 of the Securities Act under Section 4(2) of the Securities Act because it did not involve a public distribution of the Company's securities.

         At the closing of the Acquisition Agreement, the Company also issued an additional 877,500 shares of the Company's post consolidation Common Stock and a five year warrant to purchase an additional 675,000 shares of IMX's post consolidation Common Stock at $4.00 per share to Cater Barnard and Cater Barnard
(USA) plc as designees of Griffin Securities, Inc. ("Griffin"). The securities, which are to be issued in payment for Griffin's services in connection with the acquisition, will be acquired for investment and not as part of a distribution. Therefore, this issuance is exempt from the registration requirements of Section 5 of the Securities Act under Section 4(2) of the Securities Act as not involving a public distribution of the Company's securities

         Pursuant to the Plan, Cater Barnard will purchase of approximately 75,000 shares of common stock at four ($4) dollars per share to provide the initial cash necessary to fund the Plan. As of December 31, 2001, Cater Barnard had invested an additional $224,800 dollars and been issued 2,810 shares of the Class B Preferred Stock. Both securities will be purchased for investment and not for distribution and are therefore exempt from the registration requirements of Section 5 of the Securities Act under Section 4(2) of the Securities Act as sales not involving the public distribution of securities.

         Pursuant to the Forster Agreement, William A. Forster received 95,000 shares of the Company's post consolidation Common Stock in settlement of his claim for administration expenses. This issuance is exempt from registration because Mr. Forster has acquired these shares for investment and not for distribution and the transaction is therefore exempt from the registration requirements of Section 5 of the Securities Act under Section 4(2) of the Securities Act as sales not involving the public distribution of securities and may also be eligible for exemption under Section 1145 of the Bankruptcy Act.

         Subsequent to December 31, 2001, Envesta elected, with the consent of the Company, to convert its 85,000 shares of Class B Preferred Stock and its note from the Company for $1,133,333 in to 1,983,333 shares of Common Stock. Like the Class B Preferred Stock and the Note, Envesta acquired these securities for investment and not with a view towards distribution. Therefore, the transaction is exempt from the registration requirements of Section 5 of the Securities Act under Section 4(2) of the Securities Act as sales not involving the public distribution of securities.

         Finally, on January 31, 2002 the Company issued 81,010 shares of its Class B Preferred Stock to acquire the remainder of the equity interests of TDMI. As part of the same trtansaction, the Company issued its warrants to purchase 168,056 shares of its Common Stock to the holders of TDMI warrants and stock options to the existing TDMI employees under the Company's newly adopted 2002 Stock Option Plan to purchase 189,945 shares of Common Stock. The transaction, in which these receiving the shares of Preferred Stock and the rights to purchase Common Stock represented that the shares and the rights were being acquired for investment and not for distribution, is exempt from the registration requirements of Section 5 of the Securities Act under Section 4(2) of the Securities Act because it did not involve a public distribution of the Company's securities.

Item 6. Exhibits and Reports on Form 8-K

         (b) A report on Form 8-K (reporting items 2, 3, and 7) was filed on December 14, 2001, a report on Form 8-K (reporting on item 8) was filed on January 15, 2002, and a report on Form 8-K (2 and 7) was filed on February 15, 2002.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this quarterly report on Form 10-QSB to be signed in its behalf by the undersigned thereunto duly authorized on the 14th day of February 2002.

                                            IMX PHARMACEUTICALS, INC

                                            By: /s/ ADRIAN STECYK
                                                --------------------------------
                                                Adrian Stecyk, President