Form 10QSB
period 2002-03-31
IMX PHARMACEUTICALS INC
filed 2002-05-15
CIK 1051059

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(Mark One)

/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.

/ / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________________ to
_________.

                          Commission File No. 000-30294
                                              ---------

                            IMX PHARMACEUTICALS, INC.
                -------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

            Utah                                      87-0394290
-------------------------------          ---------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

Suite 2902, 140 Broadway, New York, New York                           10005
------------------------------------------------------------         -----------
(Address of Principal Executive Offices)                             (Zip Code)

212.509.9500
--------------------------------------------------------------------------------
(Issuer's Telephone Number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days:                                                            Yes /X/  No / /

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         At May 10, 2002 there were 6,181,813 shares of common stock, par value $.001 per share outstanding.

         Transitional Small Business Disclosure Format (check one):
                                                                  Yes / / No /X/

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                                      INDEX

 Page
Number

                          Part I. Financial Information

                  Item 1.  Financial Statements

1-2 Condensed Consolidated Balance Sheets as of June 30, 2001 (audited) and March 31, 2002 (unaudited)

3 Condensed Consolidated Statements of Operations for the Nine Months Ended March 31, 2002 (unaudited) and March 31, 2001 (unaudited) and Three Months Ended March 31, 2002 (unaudited) and March 31, 2001 (unaudited)

4 Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2002 (unaudited)

5-20              Notes to Consolidated Financial Statements (unaudited)

21-26             Item 2. Management's Discussion and Analysis or Plan of
                  Operation

26                Item 5. Election of New Director


                           Part II. Other Information

27-28             Item 2(c). Recent Sales of Unregistered Securities

29                Item 6. Exhibits and Reports on Form 8-K

                            IMX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY
                                 BALANCE SHEETS

                                                                                            CONDENSED
                                                                                           CONSOLIDATED       FINDSTAR PLC
                                                                                          MARCH 31, 2002      JUNE 30, 2001
                                                                                         ---------------     ---------------
                                                                                           (UNAUDITED)          (AUDITED)

                                     ASSETS

CURRENT ASSETS:

     Cash and equivalents                                                                $       154,803     $        13,227
     Accounts receivable                                                                         330,077             132,286
     Other receivables                                                                            15,227                   0
     Inventories                                                                                  13,153              15,926
     Prepaid expenses                                                                             61,478              37,914
                                                                                         ---------------     ---------------

        Total Current Assets                                                                     574,738             199,353
                                                                                         ---------------     ---------------


PROPERTY AND EQUIPMENT - Net
     of accumulated depreciation                                                                 324,419             103,434
                                                                                         ---------------     ---------------


OTHER ASSETS:

     Note receivable, Shalom Y'all                                                               100,000
     Web design                                                                                   80,457
     Indemnification agreement                                                                    50,000
     Security deposits                                                                            15,457
     Goodwill                                                                                    929,010           1,117,791
                                                                                         ---------------     ---------------

        Total Other Assets                                                                     1,174,924           1,117,791
                                                                                         ---------------     ---------------

TOTAL ASSETS                                                                             $     2,074,081     $     1,420,578
                                                                                         ===============     ===============


See accompanying notes to the consolidated financial statements.

                            IMX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY
                                 BALANCE SHEETS

                                                                                            CONDENSED
                                                                                           CONSOLIDATED       FINDSTAR PLC
                                                                                          MARCH 31, 2002      JUNE 30, 2001
                                                                                         ---------------     ---------------
                                                                                           (UNAUDITED)          (AUDITED)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

     Deferred revenues                                                                   $       380,536     $             0
     Note payable                                                                                514,000                   0
     Bankruptcy settlement and fees payable                                                      128,333                   0
     Accounts payable                                                                          1,225,978             341,456
     Accrued expenses                                                                            744,280             992,662
                                                                                         ---------------     ---------------

        Total Current Liabilities                                                              2,993,127           1,334,118
                                                                                         ---------------     ---------------

LONG TERM LIABILITIES:

     Promissory notes payable                                                                  1,626,360                   0
     Due to affiliate                                                                            929,100             382,270
     Loans payable                                                                             1,044,000                   0
                                                                                         ---------------     ---------------

        Total Long Term Liabilities                                                            3,599,460             382,270
                                                                                         ---------------     ---------------


        Total Liabilities                                                                      6,592,587           1,716,388
                                                                                         ---------------     ---------------


STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $80 stated value cumulative convertible; 1,000,000 shares
        authorized, 223,821 shares issued and outstanding                                      5,592,730                   0
     Common stock, $.001 par value; 50,000,000 shares authorized,
        5,771,819 issued and outstanding                                                           5,772             432,734
     Additional paid-in capital                                                               15,734,703                   0
     Retained earnings (deficit)                                                             (25,273,657)           (728,544)

     Less treasury stock, at cost                                                               (578,054)                  0
                                                                                         ---------------     ---------------

        Total Stockholders' Equity (Deficit)                                                  (4,518,506)           (295,810)
                                                                                         ---------------     ---------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                     $     2,074,081     $     1,420,578
                                                                                         ===============     ===============


See accompanying notes to the consolidated financial statements.

                            IMX PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                                                                  (Unaudited)                             (Unaudited)
                                                               Nine Months Ended                          Three Months
                                                                   March 31,                               March 31,
                                                      -----------------------------------     -----------------------------------
                                                            2002                2001                2002                2001
                                                      ---------------     ---------------     ---------------     ---------------

NET SALES                                             $     2,503,776     $       957,796     $       997,777     $       360,850

COST OF SALES                                               1,369,115             518,889             546,672     $       216,220
                                                      ---------------     ---------------     ---------------     ---------------

GROSS PROFIT                                                1,134,661             438,907             451,105             144,630
                                                      ---------------     ---------------     ---------------     ---------------

OPERATING EXPENSES:

  Selling                                                     937,077           1,039,739             310,480             517,842
  Advertising                                                  88,230             549,794              25,092                 710
  General and administrative                                3,462,200           3,442,422           1,076,265           1,387,354
  Depreciation and amortization                               241,742             398,526              72,387             112,362
                                                      ---------------     ---------------     ---------------     ---------------

Total Operating Expenses                                    4,729,249           5,430,481           1,484,224           2,018,268
                                                      ---------------     ---------------     ---------------     ---------------

LOSS FROM OPERATIONS                                       (3,594,588)         (4,991,574)         (1,033,119)         (1,873,638)
                                                      ---------------     ---------------     ---------------     ---------------


OTHER INCOME (EXPENSES):

   Exercise of Medicis options                                386,514                   0             240,307                --
   Inventory write down                                             0                   0                   0                --
   Other income                                               365,503             158,647             356,328                --
   Other expense                                                    0             (82,107)             (6,827)               (846)
   Interest expense                                           (43,460)                  0             (33,202)               --
                                                      ---------------     ---------------     ---------------     ---------------

                                                              708,557              76,540             556,606                (846)
                                                      ---------------     ---------------     ---------------     ---------------

Loss before income taxes                                   (2,886,031)         (4,915,034)           (476,513)         (1,874,484)

Provision for Income Taxes                                          0                   0                   0                --
                                                      ---------------     ---------------     ---------------     ---------------

Loss from operations                                       (2,886,031)         (4,915,034)           (476,513)         (1,874,484)

Loss on disposal of discontinued divisions                 (6,385,090)                  0                   0                   0
                                                      ---------------     ---------------     ---------------     ---------------

Net loss available to
  common stockholders                                      (9,271,121)         (4,915,034)           (476,513)         (1,874,484)

Other Comprehensive Income (Loss)                               3,283                   0                 206                   0
                                                      ---------------     ---------------     ---------------     ---------------

Comprehensive  Loss                                   $    (9,267,838)    $    (4,915,034)    $      (476,719)    $    (1,874,484)
                                                      ===============     ===============     ===============     ===============


=================================================================================================================================
Weighted average number of shares of
  common stock outstanding:
    Basic                                                   4,215,554                 N/A           5,088,671                 N/A
    Diluted                                                 4,312,973                 N/A           5,385,257                 N/A
=================================================================================================================================
Net loss per common share:
    Basic                                             $         (2.20)                N/A     $         (0.09)                N/A
    Diluted                                           $         (2.15)                N/A     $         (0.09)                N/A
=================================================================================================================================


See accompanying notes to the consolidated financial statements.

                            IMX PHARMACEUTICALS, INC.
                                 AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                                 MARCH 31, 2002


OPERATING ACTIVITIES:

     Loss from operations                                                                                    $    (9,267,838)

     Adjustments to reconcile net loss
         to net cash (used) provided  by operating activities

         Depreciation and amortization                                                                               392,773
         Increase in accounts receivable                                                                             (98,182)
         Increase in other receivables                                                                                (3,807)
         Decrease in inventories                                                                                       2,773
         Decrease in prepaid expenses                                                                                  7,355
         Decrease in goodwill                                                                                        188,781
         Decrease in bank overdrafts                                                                                 (66,755)
         Increase in bankruptcy settlement and fees payable                                                          128,333
         Increase in deferred revenues                                                                               163,475
         Increase in notes payable                                                                                 1,626,360
         Increase in accounts payable                                                                                638,610
         Increase in security deposits                                                                                (1,000)
         Increase in due to affiliate                                                                               (382,270)
         Decrease in accrued expenses                                                                               (248,282)
                                                                                                             ---------------

         Net cash used by operating activities                                                                    (6,919,674)
                                                                                                             ---------------


INVESTING ACTIVITES:

         Investment in web design                                                                                    (80,457)
         Purchase of indemnification agreement                                                                       (50,000)
                                                                                                             ---------------

         Net cash used by financing activities                                                                      (130,457)
                                                                                                             ---------------


NON CASH ADJUSTMENTS:

         Loss on impairment of fixed assets                                                                          133,193
         Note receivable received in exchange for sale of subsidiaries                                              (100,000)
         Convertible promissory note received in exchange for purchase of subsidiary                              (4,400,000)
         Increase in other notes payable                                                                            (514,000)
         Promissory note payable issued in connection with purchase of subsidiary                                  1,044,000
         Issuance of preferred stock in connection with purchase of subsidiary                                     5,581,679
         Common stock adjustment in connection with reverse stock split                                             (429,772)
         Additional paid in capital of parent prior to consolidation                                               7,595,789
         Retained earnings of parent prior to consolidation                                                       (1,868,707)
         Treasury stock of parent prior to consolidation                                                            (578,054)
                                                                                                             ---------------

         Net non cash adjustments                                                                                  6,464,128
                                                                                                             ---------------


         Net decrease in cash and cash equivalents                                                                  (586,003)


     Cash and cash equivalents - July 1, 2001                                                                        740,806
                                                                                                             ---------------


     Cash and cash equivalents - March 31, 2002                                                              $       154,803
                                                                                                             ===============

See accompanying notes to the consolidated financial statements.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         (Information as of March 31, 2002 and for the nine and three month periods ended March 31, 2002 and 2001 are unaudited)


NOTE 1-  BASIS OF PRESENTATION

         The condensed consolidated financial statements have been prepared by IMX Pharmaceuticals, Inc.

         The condensed consolidated balance sheet as of March 31, 2002 include the accounts of the Company and its subsidiaries Findstar, plc, ThinkDirectMarketing, Inc., DirectMailQuotes, LLC. The condensed balance sheet as of June 30, 2001 includes the accounts of only the subsidiary, Findstar plc. The condensed consolidated statement of operations for the nine and three months ended March 31, 2002 and 2001 include the accounts of the Company and its subsidiaries. The condensed and consolidated statement of cash flows for the nine months ended March 31, 2002 includes the accounts of the subsidiaries at the start of the nine months ended March 31, 2002 reconciled to the consolidated accounts at the end of the nine month ended March 31, 2002.

         All significant intercompany balances and transactions have been eliminated in consolidation.

         In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and for all periods presented, have been made.

         Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's financial statements and notes thereto included in the Company's December 31, 2000 Form 10KSB and the subsidiaries Financial Statements included in the previously filed Form 8-Ks. The results of operations for the nine and three month periods ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         (Information as of March 31, 2002 and for the nine and three month periods ended March 31, 2002 and 2001 are unaudited)


NOTE 2 - BANKRUPTCY AND PLAN FOR REORGANIZATION

         The Company's plan of reorganization became effective December 11, 2001. Since that time the Company has continued to distribute its new common stock to its creditors.


NOTE 3 - STOCK ISSUANCES AND CONSOLIDATIONS

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

         At the closing of the Acquisition Agreement, the Company also issued an additional 877,500 shares of the Company's post consolidation Common Stock and a five year warrant to purchase an additional 675,000 shares of IMX's post consolidation Common Stock at $4.00 per share to Cater Barnard and Cater Barnard (USA) plc as designees of Griffin Securities, Inc. ("Griffin"). The securities, which are to be issued in payment for Griffin's services in connection with the acquisition, will be acquired for investment and not as part of a distribution. Therefore, this issuance is exempt from the registration requirements of Section 5 of the Securities Act under Section 4(2) of the Securities Act as not involving a public distribution of the Company's securities

         Pursuant to the Plan, Cater Barnard will purchase of approximately 75,000 shares of common stock at four ($4) dollars per share to provide the initial cash necessary to fund the Plan. As of March 31, 2002, Cater Barnard had invested an additional $224,800 dollars and been issued 2,810 shares of the Class B Preferred Stock. Both securities will be purchased for investment and not for distribution and are therefore exempt from the registration requirements of Section 5 of the Securities Act under Section 4(2) of the Securities Act as sales not involving the public distribution of securities.

         Pursuant to the Forster Agreement, William A. Forster received 95,000 shares of the Company's post consolidation Common Stock in settlement of his claim for administration expenses. This issuance is exempt from registration because Mr. Forster has acquired these shares for investment and not for distribution and the transaction is therefore exempt from the registration requirements of Section 5 of the Securities Act

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         (Information as of March 31, 2002 and for the nine and three month periods ended March 31, 2002 and 2001 are unaudited)


NOTE 3 - STOCK ISSUANCES AND CONSOLIDATIONS (CONT'D)

         under Section 4(2) of the Securities Act as sales not involving the public distribution of securities and may also be eligible for exemption under Section 1145 of the Bankruptcy Act.

         Subsequent to March 31, 2002, the Company issued 81,010 shares of its Class B Preferred Stock to acquire the remainder of the equity interests of TDMI. The transaction, in which the purchasers of the shares represented that the shares were being acquired for investment and not for distribution, is exempt from the registration requirements of Section 5 of the Securities Act under Section 4(2) of the Securities Act because it did not involve a public distribution of the Company's securities.

         Finally, on January 31, 2002 Envesta elected, with the consent of the Company, to convert its 85,000 shares of Class B Preferred Stock and its note from the Company for $1,133,333 in to 1,983,333 shares of Common Stock. Like the Class B Preferred Stock and the Note, these securities were acquired by Envesta for investment and not with a view towards distribution. Therefore, the transaction is exempt from the registration requirements of Section 5 of the Securities Act under
         Section 4(2) of the Securities Act as sales not involving the public distribution of securities.

         On April 30, 2002, the Board approved three consulting contracts providing for the issuance of 5,000, 5,000, and 100,000 shares of the Company's Common Sock as additional compensation for the consultants. In addition, one consultant was granted the right to purchase up to 10,000 additional shares at $1.00 per share and a second was granted the right to purchase up to 200,000 shares at $0.50 per share. None of these rights has been exercised. At the same time, the Board approved the issuance of 200,000 shares of its Common Stock to Hornblower and Weeks Financial Corporation ("Hornblower") for advisory services. The consultants and the advisor acquired all of these shares for their investment and not for distribution. Therefore, these issuances are exempt from the registration requirements of Section 5 of the Securities Act under Section 4(2) of the Securities Act because they did not involve public distribution of the Company's securities.

         Also on April 30, 2002, the Board authorized Hornblower to sell, on the Company's behalf, up to 1,000,000 shares in transactions not involving a public distribution. During the first part of May, the Company, through Hornblower, sold 150,000 shares of its Common Stock to a total of six investors. Hornblower will be paid a commission of 10% of the net proceeds of this sale. These investors stated in writing that they were accredited investors and that they had purchased the Common Stock for investment and not for

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         (Information as of March 31, 2002 and for the nine and three month periods ended March 31, 2002 and 2001 are unaudited)


NOTE 3 - STOCK ISSUANCES AND CONSOLIDATIONS (CONT'D)

         distribution pursuant to an exemption from the registration requirements of Section 5 of the Securities Act under Section 4(2) of the Securities Act. Therefore, this transaction did not involve a public distribution of the Company's securities.


         Related Parties:

         Related parties to the above transaction are:

         Adrian Stecyk who is a director of Cater Barnard, TDMI, and a principal of Griffin Securities.

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


Note 4 - GOING CONCERN

         The Company's operations are presently those of its subsidiaries Findstar plc., ThinkDirectMarketing, Inc and DirectMAilQuotes, LLC. ("The Subsidiaries"). The Subsidiriaries have collectively incurred operating losses since their incorporation. As of March 31, 2002 the Company's current liabilities exceeded its current assets by $2,418,389 and its total liabilities exceeded its total assets by $4,518,506. These matters raise substantial doubt about the ability of the Company to continue as a going concern. The Company's continuance will be dependent on the ability to restructure its operations to achieve profitability in the near term and its ability to raise sufficient debt or equity capital to fund continuing operations until such restructuring is completed.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         (Information as of March 31, 2002 and for the nine and three month periods ended March 31, 2002 and 2001 are unaudited)


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

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         (Information as of March 31, 2002 and for the nine and three month periods ended March 31, 2002 and 2001 are unaudited)


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

         The Purchase Agreement also obligated Cater Barnard to invest $300,000 in cash to fund the Company's Plan of Reorganization and pay the Company's Debtor in Possession administrative expenses and the tax and non-tax priority claims. Cater Barnard will receive one share of the Company's post consolidation common stock for each four ($4.00) dollars invested. If the Company requires additional funds, Cater Barnard may fund them through the purchase of shares of the Company's new class of Preferred Stock at $80 per share. As of March 31, 2002, Cater Barnard had invested an additional $224,800 dollars and been issued 2,810 shares of the Class B Preferred Stock.

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

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         (Information as of March 31, 2002 and for the nine and three month periods ended March 31, 2002 and 2001 are unaudited)


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

         Panda UK holds the exclusive distribution license for the sale, marketing, and distribution of Panda Software products through out England, as well as in Scotland and Wales. The

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         (Information as of March 31, 2002 and for the nine and three month periods ended March 31, 2002 and 2001 are unaudited)


NOTE 5 - ACQUISITIONS AND AGREEMENTS (CONT'D)

         licence has a five-year term ending in January 2006, with an option for an additional two years. The license may be renewed for additional periods.

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

         The agreement provided for the Company to issue a note for $82,000, bearing interest at 15% per annum, payable on or before February 28, 2002. On March 20, 2002, the note was re-cast to provide for periodic payments of principal and for interest to be paid at the end calculated at a rate of 15% from December 11, 2001. At that time a partial principal payment of $25,000 was made and the unpaid interest of $3,333 was added to the principal of the note.

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

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         (Information as of March 31, 2002 and for the nine and three month periods ended March 31, 2002 and 2001 are unaudited)


NOTE 6 - NET INCOME (LOSS) PER COMMON SHARE

         The following table sets forth the computation of basic and diluted net loss per common share:

                                                              Nine Months Ended                       Three Months Ended
                                                                   March 31,                               March 31,
                                                      -----------------------------------     -----------------------------------
                                                           2002                2001                2002                2001
                                                      ---------------     ---------------     ---------------     ---------------

Numerator:
Numerator for basic and diluted
  Loss per share available
    to common stockholders                            $    (9,267,838)    $    (4,915,034)    $      (476,719)    $    (1,874,484)
                                                      ---------------     ---------------     ---------------     ---------------

Denominator:
  Denominator for basic loss per
    share-weighted-average shares                           4,215,554                 N/A           5,088,671                 N/A
  Effect of dilutive securities:
    Common stock options                                            0                   0                   0                   0
                                                      ---------------     ---------------     ---------------     ---------------

  Denominator for diluted loss per
    share-adjusted weighted average
    shares and assumed conversions                          4,312,973                --             5,385,257                --
                                                      ---------------     ---------------     ---------------     ---------------

Basic net loss per common share                       $         (2.20)                N/A     $         (0.09)                N/A
                                                      ---------------     ---------------     ---------------     ---------------

Diluted net loss per common share                     $         (2.15)                N/A     $         (0.09)                N/A
                                                      ---------------     ---------------     ---------------     ---------------


         Net loss per common share is calculated by dividing the net loss by the weighted-average shares of common stock and common stock equivalents outstanding during the period. No loss per share calculation was possible for the periods ended March 31, 2001 due to the extreme consolidation of the Company's shares as part of the plan of reorganization and the extent of the shares issued after December 31, 2000 in connection with the Company's acquisitions.


NOTE 7 - NOTES RECEIVABLE

         The Company received in payment for its sale of the certain pre-bankruptcy subsidiaries a non-interest bearing note in the amount of $100,000 from Shalom Y'all, Inc. The note matures on December 31, 2004.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         (Information as of March 31, 2002 and for the nine and three month periods ended March 31, 2002 and 2001 are unaudited)


NOTE 8 - NOTES PAYABLE

         As of March 31, 2002 notes payable consisted of the following:

         Convertible bridge note payable to Acxiom
         Corporation due December 31, 2001- effective Rate
         approximately 4.5%                                       $      400,000

         Individual, no stated interest rate                             114,000

         Individual, $25,000 monthly payments first applied
         to principal interest accrued at 15%                             60,333

         Cater Barnard, 5%, mature 2006, interest or
         principal may be paid in cash or common stock at
         the Company's discretion.                                     1,626,360

         Cater Barnard, 5%, maturing on December 31, 2006.
         Convertible to common stock, valued at $0.50 per
         share. Company may elect to repay interest on this
         debt with common stock valued at $0.50 per share.               760,000

         Cater Barnard, 5%, maturing on December 31, 2006.
         Convertible to common stock, valued at $0.25 per
         share. Company may elect to repay interest on this
         debt with common stock valued at $0.25 per share.               284,000

         Envesta, no stated repayment terms, no stated
         interest, Envesta has informed management that it
         will not ask for repayment in the current period.               929,100
                                                                  --------------

         Subtotal                                                      4,173,793

         Less: current portion                                           574,333
                                                                  --------------

         Long-term portion                                        $    3,599,460
                                                                  --------------

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         (Information as of March 31, 2002 and for the nine and three month periods ended March 31, 2002 and 2001 are unaudited)


NOTE 8 - PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following as of March 31, 2002

                                                    Estimated
Property and Equipment                             Useful Lives            2001
----------------------                           -----------------   ---------------

      Computer equipment and software                5 years         $       493,173
      Telephone equipment                            5 years                  18,049
      Office equipment                               5 years                   3,212
      Furniture and fixtures                         7 years                 137,009
                                                                     ---------------

      Total Property and Equipment                                           651,443


      Accumulated Depreciation                                              (327,024)
                                                                     ---------------

      Net Property and Equipment                                     $       324,419
                                                                     ===============


                 NOTES RELATED TO THE SUBSIDIARY - FINDSTAR PLC

NOTE 9 - NATURE OF BUSINESS

         Findstar was incorporated on January 2, 2001 in the United Kingdom. Findstar acquired the entire share capital of Panda Software (UK) Limited and Panda Antivirus Software Limited on January 25, 2001.

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

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         (Information as of March 31, 2002 and for the nine and three month periods ended March 31, 2002 and 2001 are unaudited)


NOTE 10 - GOING CONCERN

         Findstar has incurred operating losses since incorporation. Findstar's current liabilities exceed its total assets by $1,560,299 and its total liabilities exceed its total assets by $391,410.

         The accounts do not include any adjustments that would result from Findstar being unable to trade.


NOTE 11 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Cash and cash equivalents

         For purposes of reporting cash flows, Findstar considers all highly liquid investments purchases with an original maturity of three months or less to be cash equivalent.

         Accounts receivable

         Management has evaluated the accounts receivable and believe that a significant amount are uncollectable. Findstar has provided an allowance for doubtful accounts in the amount of $50,220 at March 31, 2002.

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

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         (Information as of March 31, 2002 and for the nine and three month periods ended March 31, 2002 and 2001 are unaudited)


NOTE 11 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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


NOTE 13 - PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:


                                            DECEMBER 31, 2001    JUNE 30, 2001
                                             ---------------    ---------------

         Database                            $        68,867    $        67,998
         Fixtures and fittings                        50,669             75,631
         Motor vehicles                                 --                7,668
                                             ---------------    ---------------

                                                     119,536            151,297

         Less: accumulated depreciation              (39,197)           (47,862)
                                             ---------------    ---------------

         Property and equipment, net of
           accumulated depreciation          $        80,339    $       103,434
                                             ===============    ===============

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         (Information as of March 31, 2002 and for the nine and three month periods ended March 31, 2002 and 2001 are unaudited)


NOTE 14 - INCOME TAXES

         Findstar had a net operating loss of approximately $1,838,250 at June 30, 2001 which can be used to offset future profits of Findstar.

         No corporation tax charge arises on the losses made to March 31, 2002.


NOTE 15 - RELATED PARTY TRANSACTIONS

         There were no related party transactions during the period covered by the related financial statements.


NOTE 16 - COMMITMENTS AND CONTINGENCIES

         Findstar did not have any capital commitments as of March 31, 2002.

         Findstar leases it's premises under a non-cancelable operating lease. The future minimum annual rental payments required under these operating leases are approximately as follows:

         Expiring within one year                               $          0
         Expiring between two and five years                    $     75,440


         A cross guarantee held by the bank in favour of Findstar and its subsidiaries has been given by Findstar for all monies owing.


         Panda Software (UK) Limited has the UK license for the import and distribution of Panda anti-virus software.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         (Information as of March 31, 2002 and for the nine and three month periods ended March 31, 2002 and 2001 are unaudited)


          NOTES RELATED TO THE SUBSIDIARY - ThinkDirectMarketing, Inc.
                                 and Subsidiary

NOTE 17 - NATURE OF BUSINESS

         ThinkDirectMarketing, Inc.

         ThinkDirectMarketing, Inc. ("TDMI") was originally incorporated under the name of Digital Asset Management, Inc. in the State of Delaware on October 14, 1998. TDMI restated its certificate of incorporation on July 14, 2000.

         TDMI designs, develops and distributes products and services that automate and streamline direct marketing and customer relationship management. TDMI has developed several scaleable and complimentary lines of data management products and professional direct mail services that were previously available only to Fortune 1000 companies. The Company has established marketing agreements to provide direct mail and telemarketing services with major corporations and business service partners servicing small and medium businesses marketplace.

         TDMI licenses data from two leading data providers. This data is utilized in the Company's ThinkDirectMail line of products. ThinkDirectMail provides online direct marketing list services sold on a subscription basis. ThinkDirectMail TM is an online subscription-based direct marketing list product that lets users search through a database of over 100 million business and consumer listings by zip code, SIC code, geographic radius, as well as names and addresses. ThinkDirectMail enables its users to accurately target potential customers using criteria such as age, income, housing type, family status, etc.


         The Subsidiary

         Direct Mail Quotes, LLC.("DMQ") d/b/a "Mail Mogul" was originally incorporated in the State of California on February 3, 2000.

         DMQ operates a website where buyers of direct mail can receive competitive bids from local mail shops able to handle their mailing needs. Mail Mogul is an online market place for sellers of direct mail, providing leads, website applications, mailing lists, mailing supplies as well as other products and services.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         (Information as of March 31, 2002 and for the nine and three month periods ended March 31, 2002 and 2001 are unaudited)


NOTE 17 - NATURE OF BUSINESS (Continued)

         DMQ owns the web properties www.DirectMAilQuotes.com and www.MailMogul.com. DMQ allows buyers of direct mail to receive competitive bids from local mail shops able to handle their mailing needs. Users of these web properties can also read from hundreds of articles dedicated to direct mail, look up important postal rates and regulations and search for mail shops nationwide by the services they provide. MailMogul is an online marketplace for professional mailing services. From the www.MailMogul.com website, members can purchase Requests for Quotes, mailing lists, mailing supplies, data entry services, as well as other services designed to help mail shops compete better in the 21st century. Mail shops also have the opportunity to rent website applications designed specifically for the direct mail industry. These applications can be used to build a brand new site, or added to an existing site to give mail shops the power to offer job tracking, quote requests, postal information and job initiation right from their website.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

         General

         During 2001 the Company emerged from the supervision of the Bankruptcy Court, completed its acquisition of Findstar, plc and all of Cater Barnard plc's ("Cater Barnard") interests in ThinkDirectMarketing, Inc. ("TDMI"), sold its subsidiaries to a corporation wholly owned by the Company's former Chairman, William A. Forster, and began the process of distributing its new common stock to its creditors.

         During the first quarter of 2002, the Company completed the acquisition of TDMI, continued the distribution of its new common stock to its creditors, and began to reorganize its capital and debt structure in anticipation of raising funds for its subsidiaries' operations.

Acquisitions

         In December 2001 the Company acquired all of Cater Barnard's interests in TDMI consisting of $4,000,000 of TDMI convertible promissory notes, seventeen and one-half percent (17.5%) of the equity of TDMI, and an option ("Option") to acquire the remaining eighty-two and one-half percent (82.5%) of the TDMI equity. On January 31, 2002, the Company exercised the Option and acquired the balance of the TDMI equity. In exchange for the equity, IMX issued to the holders of those interests a total of 81,010 shares of its Class B Preferred Stock. At the same time, as required by the agreement creating the Option, IMX issued warrants to purchase 168,056 shares of Common Stock to the holders of TDMI warrants ("Warrants"), and stock options to the existing TDMI employees under the Company's newly adopted 2002 Stock Option Plan (the "Plan") to purchase 189,945 shares of Common Stock ("Stock Options"). The Warrants expire on January 31, 2007. Warrants to purchase 66,000 shares have a purchase price of $1.89 and the balance have a purchase price of $3.00. The Stock Options, which are subject to the Plan's approval by the IMX Stockholders, include 60,543 that are presently vested and have an exercise price of $4.00 and 129,402 that vest over the next three years and have an exercise price of $3.00.

         Immediately after the closing, Dean Eaker and Bruce Biegel, currently officers and directors of TDMI, were elected directors of IMX and Bruce Biegel was elected a Senior Vice-President and designated as Chief Financial Officer to replace Mark Garratt.

         During March, the Company acquired $760,000 of additional debt of TDMI from Cater Barnard. The Company paid for the debt, evidenced by TDMI Notes, by issuing Company promissory notes in an equal amount. These notes mature on December 31, 2006 and bear interest at the rate of five (5%) percent per annum. The Company can elect to pay the interest with Common Stock valued at $0.50 per share. The holder can convert the notes into Common Stock at a price of $0.50 per share.

Description of TDMI and Findstar

         TDMI designs, develops, and distributes online products and services that automate and streamline the direct marketing process.

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

         TDMI's direct mail, mailing services, and telemarketing products are specifically tailored to provide a cost-effective and powerful direct marketing solution for new customer acquisition and customer retention to the more than 20 million small and medium size businesses in the United States. Products and services are delivered from the Company's web site and sales offices in Stamford, CT, Longmont, CO, and Burbank, CA. In addition, the Company is the lead speaker on lists and data at the United States Postal Services "Direct Mail Made Easy" seminar series. The Company presented at all 19 seminars held during the first quarter of 2002 and will participate in the 56 seminars planned by the Postal Service for the rest of this year.

         During the quarter ended March 31, 2001 TDMI began limited release of its Online Mailing Service (OMS) Selected customers can now directly enter orders for direct mail campaigns online. Initial customers included the United States Postal Service and several small business mailers. OMS is scheduled for full roll out in the second quarter of 2002 to the Company's more than 2,000 small business subscribers and the 30,000 plus members of its ThinkDirectMarketing site.

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

The Forster Agreement

         On December 11, 2001, the Company and Shalom Y'all, Inc., a company wholly owned by William A. Forster, the Company's former Chairman and CEO, executed and consummated an agreement providing for the deferred payment of Mr. Forster's secured claim (Class 4), the settlement and payment of his administrative claim in Common Stock at $4.00 per share, the sale to Shalom Y'all of all of the Company's subsidiaries, and its indemnification of the Company for any claims against it arising from the operation of the subsidiaries' businesses.

         Among other things, the agreement provided for the Company to issue its $82,000 note due February 28, 2002. The note rears interest at the rate of 15% per annum, retroactive to December 11, 2001. On March 20, 2002, the note was re-cast to provide for periodic payments principal and for interest to be paid at the end calculated at a rate of 15% from December 11, 2001. At that time, a partial principal payment of $25,000 was made and the unpaid interest of $3,333 was added to the principal of the note.

The Medicis Options:

         On March 20, 2001, the Company settled a portion of is debt to Cater Barnard by assigning to it the Company's beneficial ownership of certain Options issued to some of the Company's former officers. The Options provided for the purchase of the common stock of Medicis Pharmaceutical Corporation of Phoenix, Arizona ("Medicis") at a price of $24.67 per share ("Exercise Price"). 4,800 shares can be purchased in July 2002 and 4,800 shares in July 2003. On the date of the settlement, the market price of Medicis common stock was $55.96 (Market Price"). The amount of the settlement was a portion of the difference between the Market Price and the Exercise Price ("Difference") multiplied by the number of shares available for purchase. With respect to the 4,800 shares that could be purchased within four months of the contract date, the portion shall be 90% of the Difference. With respect to the 4,800 shares that could not be purchased for over fifteen months, the portion shall be 70% of the Difference.

         As a result of this transaction the principal of the Company's five (5%) percent Promissory Note to Cater Barnard, dated December 11, 2001, was reduced by $240,307.

Results of Operations

         The Company's operations reflected in this quarter's financial statements include both its Findstar and TDMI subsidiaries. The Company's pharmaceutical and direct marketing subsidiaries were sold during the last quarter of 2001 and are not included in the financial statements because their operations were discontinued. The Company reflected the losses associated with the sale by a charge of $6,092,000 in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) during the year December 31, 2001.

         TDMI:

         For the three months ended March 31, 2002, TDMI's consolidated net sales (including DMQ) were approximately $775,000 as compared to approximately $160,000 for the same period ended March 31, 2001, an increase of about $615,000 or more than 400%. The improved results are due to 1) significant acceleration of the lead generation activities with our partners, 2) the addition of new data and service product lines in the small and medium business area, and 3) growth in customer orders and renewals across all product lines. During this period TDMI recorded record unit sales for its data subscription products and specialty lists services.

         TDMI's gross margin on sales for the first quarter of both 2001 and 2000 was unchanged at approximately 40%.

         TDMI's consolidated total operating expenses were approximately $990,000 for the three months ended March 31, 2002. This compares with approximately $1,345,000 for the same period ended March 31, 2001. The decrease between periods, year to year, at a time of greatly increased overall sales was accomplished by the reduction of advertising and marketing expenses as the channel sales programs initiated in 2001 generated significantly more qualified sales prospects for our sales team and web sites. At the same time, we have been able to reduce our administrative costs through the streamlining of our operations and the combination with DirectMailQuotes.

         For the three months ended March 31, 2002, TDMI's consolidated net loss from operations was approximately $(605,000). This represents an improvement from net losses of about $(1,295,000) in the period ending March 31, 2001. Increased sales during this period combined with reduced marketing and administrative expenses combined to improve the bottom line.

         This was TDMI's fourth consecutive quarter of improved performance, including gains in sales, reduction in operating expenses, improvement in gross profit, and at the bottom line.

         Findstar:

         For the three and nine months ended March 31, 2002, the Findstar's consolidated net sales were approximately $222,000 and $684,000, as compared to $202,000 and $566,000 for the same periods ended March 31, 2001. This increase is due to an increase in completed sales transactions.

         The Findstar's gross profit margin for the three and nine months ended March 31, 2002 were both approximately 64%. The margins for the first three months of 2001 were approximately 47%, and nine months to March 31, 2001 approximately 56%.

         The Findstar's total operating expenses were approximately $274,700 and $864,000 for the three and nine months ended March 31, 2002. Operating expenses for similar periods to March 31, 2001 were approximately $518,000 and $1,299,400 respectively.

         For the three months and nine months ended March 31, 2002, the Findstar's net loss from operations was approximately $(302,000) and $(452,200). The approximate net (loss) from operations for the three and nine months to March 31, 2001 was approximately $(424,800) and $(994,300) respectively.

         During the recent quarter, $355,000 of provisions made at June 30, 2001 for potential liabilities was determined to be unnecessary. The associated gain is reported as other income.

         All the above figures for the three months to March 31, 2001 are approximately 50% of the 6 months figures to June 30, 2001.

         IMX Administrative Costs:

         IMX's central administrative costs increased slightly with the resumption of corporate activity after the Effective Date of the Plan of Reorganization. They were $217,000 during the first quarter of 2002 compared with $155,000 during the same quarter of 2001.

Liquidity & Capital Resources

         On March 31st, 2002, the Findstar's consolidated financial condition included a working capital deficit of about $(630,000) as compared to a deficit of approximately $(1,134,000) at June 30, 2001.

         At the end of March, TDMI had a working capital deficit of approximately $(1,210,000) as compared to a deficit of about $(6,000,000) on December 31, 2001.

         IMX had a consolidated working capital deficit of approximately $(2,018,000) on March 31, 2002 as compared to a deficit of approximately $(2,970,000) at December 1, 2001.

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

Item 5.  Election of Director

         On April 30, 2002, the Board unanimously chose Lyndon Chapman, the Chief Executive Officer of its Findstar subsidiary, to replace Mark Garratt after his resignation. Mr. Garratt's resignation was not the result of any dispute.

Part II. Other Information

         Items 1, 3, 4, and 5 are omitted as they are either not applicable or have been included in Part I.

Item 2(c) Recent Sales of Unregistered Securities

         On December 11, 2001, the effective date of the Plan if Reorganization, all 8,132,076 shares of Common Stock then outstanding and 300,000 shares of treasury stock then held as collateral were automatically consolidated on the basis of one share for each 20 presently held. Any fractional shares will be rounded up to the next full share. After the rounding up, there were 421,850 shares outstanding that were derived from the previously outstanding common stock.

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

         At the closing of the Acquisition Agreement, the Company also issued an additional 877,500 shares of the Company's post consolidation Common Stock and a five year warrant to purchase an additional 675,000 shares of IMX's post consolidation Common Stock at $4.00 per share to Cater Barnard and Cater Barnard
(USA) plc as designees of Griffin Securities, Inc. ("Griffin"). The securities, which are to be issued in payment for Griffin's services in connection with the acquisition, will be acquired for investment and not as part of a distribution. Therefore, this issuance is exempt from the registration requirements of Section 5 of the Securities Act under Section 4(2) of the Securities Act as not involving a public distribution of the Company's securities

         Pursuant to the Plan, Cater Barnard purchased of approximately 75,000 shares of common stock at four ($4) dollars per share to provide the initial cash necessary to fund the Plan. As of December 31, 2001, Cater Barnard had invested an additional $224,800 dollars and been issued 2,810 shares of the Class B Preferred Stock. Both securities were purchased for investment and not for distribution and are therefore exempt from the registration requirements of
Section 5 of the Securities Act under Section 4(2) of the Securities Act as sales not involving the public distribution of securities.

         During January 2002, Envesta elected, with the consent of the Company, to convert its 85,000 shares of Class B Preferred Stock and its note from the Company for $1,133,333 in to a total of 1,983,333 shares of Common Stock. Like the Class B Preferred Stock and the Note, Envesta acquired these securities for investment and not with a view towards distribution. The was, therefore, exempt from the registration requirements of Section 5 of the Securities Act under
Section 4(2) of the Securities Act as sales not involving the public distribution of securities.

         On January 31, 2002 the Company issued 81,010 shares of its Class B Preferred Stock to acquire the remainder of the equity interests of TDMI. As part of the same transaction, the Company issued its warrants to purchase 168,056 shares of its Common Stock to the holders of TDMI warrants and stock options to the existing TDMI employees under the Company's newly adopted 2002 Stock Option Plan to purchase 189,945 shares of Common Stock. The transaction, in which these receiving the shares of Preferred Stock and the rights to purchase Common Stock represented that the shares and the rights were being acquired for investment and not for distribution, is exempt from the registration requirements of Section 5 of the Securities Act under Section 4(2) of the Securities Act because it did not involve a public distribution of the Company's securities.

         On April 30, 2002, the Board approved three consulting contracts providing for the issuance of 5,000, 5,000, and 100,000 shares of the Company's Common Sock as additional compensation for the consultants. In addition, one consultant was granted the right to purchase up to 10,000 additional shares at $1.00 per share and a second was granted the right to purchase up to 200,000 shares at $0.50 per share. None of these rights has been exercised. At the same time, the Board approved the issuance of 200,000 shares of its Common Stock to Hornblower and Weeks Financial Corporation ("Hornblower") for advisory services. The consultants and the advisor acquired all of these shares for their investment and not for distribution. Therefore, these issuances are exempt from the registration requirements of Section 5 of the Securities Act under Section 4(2) of the Securities Act because they did not involve public distribution of the Company's securities.

         Also on April 30th, the Board authorized Hornblower to sell, on the Company's behalf, up to 1,000,000 shares in transactions not involving a public distribution. During the first part of May, the Company, through Hornblower, sold 150,000 shares of its Common Stock to a total of six investors for $0.50 per share. Hornblower will be paid a commission of 10% of the net proceeds of this sale. These investors stated in writing that they were accredited investors and that they had purchased the Common Stock for investment and not for distribution pursuant to an exemption from the registration requirements of
Section 5 of the Securities Act under Section 4(2) of the Securities Act. Therefore, this transaction did not involve a public distribution of the Company's securities.

Item 6. Exhibits and Reports on Form 8-K

(b) A report on Form 8-K (items 2, 3, and 7) describing the conclusion of the Bankruptcy and the Company's acquisition of Findstar and of Cater Barnard's rights to TDMI was filed on December 14, 2001.

     A report on Form 8-K (item 8) reporting the change of the Company's fiscal year was filed on January 15, 2002.

     A report on Form 8-K (items 2 and 7) reporting on the acquisition of TDMI was filed on February 15, 2002.

     A report on Form 8-K-A (item 7) containing the financial statements required by the acquisition of Findstar (initially reported on a Form 8-K filed on December 14, 2000) was filed on February 22, 2002.

     A report on Form 8-K-A-1 (item 7) reporting the delay of the financial information required by the acquisition of TDMI was filed on April 16, 2002.

     A report on Form 8-K-A-2 (item 7) containing the delayed financial statements for the acquisition of TDMI (as initially reported on the Form 8-K filed on February 14, 2002) was filed on May 15, 2002.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this quarterly report on Form 10-QSB to be signed in its behalf by the undersigned thereunto duly authorized on the 15th day of May 2002.

                                             IMX PHARMACEUTICALS, INC

                                             By: /s/ Adrian Stecyk
                                                 -------------------------------
                                                 Adrian Stecyk, President