Form 10KSB
period 2002-06-30
IMX PHARMACEUTICALS INC
filed 2002-09-30
CIK 1051059

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              REPORT ON FORM 10-KSB

(Mark one)

/X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June, 2002 or

/ /      Transition Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period
         from                to
              ------------      ------------------


                         Commission File No. 000-30294
                                ----------------

                           IMX PHARMACEUTICALS, INC.
                 (Name of Small Business Issuer in its Charter)

             Utah                                   87-0394290
-------------------------------        ---------------------------------------
(State or Other Jurisdiction of        (I.R.S. Employer Identification Number)
Incorporation or Organization)



Third Floor, 17 State Street, New York, NY                    10004
--------------------------------------------------            -----
(Address of Principal Executive Offices)                      (Zip Code)

212.509.9500
------------
(Issuer's Telephone Number)

Securities registered pursuant
to Section 12(b) of the Act:                    None.

Securities registered pursuant
to Section 12(g) of the Act:                    Common Stock, $.001
                                                par value per share.

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes / / No /X/

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation SB is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10SKB or any other amendment to this Form 10SKB. / /

         State issuer's revenues for the most recent fiscal year: $3,596,000.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market values shall be computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of a specified date within the past 60 days: $899,500 based on the last sale price of $0.60 on September 13, 2002.

         Check whether the issuer has filled all documents and reports required to be filed by section 12, 13, or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes /X/ No / /

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,024,791.

         Documents Incorporated By Reference: Items 9,10, and 11 are incorporated from the Information Statement included in Schedule 14C to be filled within 30 days of the filing hereof.

PART I

Item 1.  Description of Business

General

         During the last Fiscal Year, IMX Pharmaceuticals, Inc. (the "Company") emerged from bankruptcy, disposed of its old operations, and acquired two new subsidiaries Think Direct Marketing, Inc ("TDMI") and Findstar, PLC ("Findstar"). In August 2002 the Company signed a letter of intent to acquire Healthcare Dialog, Inc., a leading provider of relationship marketing communications services to the healthcare industry, and certain related companies. Management expects to conclude a definitive agreement during October 2002 and complete the acquisition in November, 2002.

Description of TDMI and Findstar

         TDMI designs, develops, and distributes online products and services that automate and streamline the direct marketing process.

         TDMI has developed several scaleable and complementary lines of data management products and professional direct mail services. TDMI has marketing agreements to provide direct mail and telemarketing services with major Corporations and business service partners that serve the small and medium business marketplace including the United States Postal Service ("USPS"), Avery Dennison, Interactive Intelligence Inc, the National Restaurant Association, and the National Association of Insurance and Financial Advisors. In April 2001, TDMI completed the acquisition of DirectMailQuotes, LLC ("DMQ") to further expand into direct product sales to the mail shop channel and to provide additional value added services to the small and medium business market. As DMQ was also one of the five USPS partners, the acquisition consolidated TDMI's position as the Postal Services leading affiliate.

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

         Findstar is the holding company of Panda Software (UK) Ltd, its only trading subsidiary. Panda Software (UK) Ltd has the exclusive licensing rights for the sales, marketing, distribution and local technical support for all Panda products in the United Kingdom.

         Panda Software International is a leading developer of antivirus software, with a range of products for all client types including corporate, small and medium sized companies, and home users. Their 100% in-house designed cutting edge technology has received awards and quality certifications from the most widely respected IT security institutions around the world.

         With Country Partners, of which Panda (UK) is one, operating in over 40 countries world wide, the brand awareness continues to make inroads into the established market leaders. Panda are the only antivirus products available in 15 languages and its 24-hour 365 day a year commitment to technical support has revolutionized the computer security industry.

         Following a period of considerable change, including relocating two operating offices into the single Cambridge location, and changes to senior personnel, the new management had formulated a new strategy for the development and expansion of the business. This new strategy was to expand upon the companies direct selling operations, its only route to market and add channel sales to Retail, OEM, Reseller and media. This strategy is unlikely to be completed until later this year, but early indications suggest that considerable success can be achieved through media and retail, and a Panda Business Partner program has resulted in appointments of over 70 additional resellers, this program is aimed at attracting at least 500 new resellers within the next 12 months.

          Panda Software was established in Spain in 1990 and is currently one of the major providers of anti-virus software to the Spanish market.

         Panda UK was established in 1999 to acquire the exclusive licence for Panda Software products. Findstar was incorporated in January 2001 as the holding company for Panda UK.

         Bankruptcy

         On November 20, 2000 the Company and its wholly-owned subsidiary, imx-eti LifePartners, Inc. filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida, West Palm Beach Division.

         On August 10, 2001, the Company filed its Third Amended Plan of Reorganization. The Plan provides, in part, for a one for twenty consolidation of the Company's existing Common Stock, the payment of cash to the Company's priority and secured creditors, and the issuance to its unsecured creditors of one share of common stock for each four ($4) dollars of debt. The cash needs of the plan are being funded by the purchase of 75,000 shares of common stock at four ($4) dollars per share by Cater Barnard, plc. Under the Plan, Cater Barnard and Envesta, plc, a related company, will transfer all of their equity and debt interests in TDMI and Findstar to the Company in exchange for a package of Company notes, Company Common Stock valued at four ($4) dollars per share, and shares of a new class of Preferred Stock convertible into shares of Common Stock at four ($4) dollars per share.

         On September 10, 2001, the Bankruptcy Court dismissed imx-eti LifePartners, Inc.'s Bankruptcy Case.

         On September 26, 2001, after a hearing, confirmed the Plan. The order was entered on October 11, 2001. The Plan was declared effective on December 11, 2001.

         On September 30, 2001, the Company, Cater Barnard, and Envesta executed an agreement for the transfer of the assets. (See "Acquisitions", below)

         Post Bankruptcy Activities

         On December 1, 2000 the Company and its subsidiary imx-eti LifePartners, Inc., both then in bankruptcy, entered into an agreement with Dri-Kleen Inc. (Dri-Kleen) whereby Dri-Kleen would operate the business of marketing Dri Wash N' Guard products and other non Dri-Wash products. Dri-Kleen will operate the voice-mail, e-mail and toll free numbers. The operation of the business also includes payment by Dri-Kleen, Inc. of all operational expenses including those associated with the Elbow Lake, Minnesota facility. As remuneration for its services Dri-Kleen will receive ninety-seven percent of the net sales (defined as retail sales less forty percent) from all sales generated during the agreement's term through its operation of the Dri Wash N Guard business and sale of other non Dri-Wash products. The Company will receive three percent of all net commissionable sales.

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

         In addition, the Company issued 877,500 shares of the Company's Common Stock and a five year warrant to purchase an additional 675,000 shares of IMX's post consolidation Common Stock at $4.00 per share to Cater Barnard and Cater Barnard (USA) plc as designees of Griffin Securities, Inc. ("Griffin"). The securities were issued in payment for Griffin's services in connection with the forgoing transaction.

         At the conclusion of this transaction, the issuance of new common stock to creditors, and the consolidation of the old Company common stock, and assuming full conversion of the Class B Preferred Stock and exercise of the warrants, Cater Barnard and Envesta held approximately 86% of the equity of the Company.

         At the closing, Cater Barnard transferred all its interests in ThinkDirectMarketing, Inc. ("TDMI") to the Company. Cater Barnard's interests in TDMI consist of $4,000,000 of TDMI convertible promissory notes, seventeen and one-half percent (17.5%) of the equity of TDMI, and an option ("Option") to acquire the remaining eighty-two and one-half percent (82.5%) of the TDMI equity. At the same time, Envesta transferred all of its ownership of Findstar, plc ("Findstar") to the Company. See above for a description of TDMI and Findstar.

         The Purchase Agreement also obligated Cater Barnard to invest $300,000 in cash to fund the Company's Plan of Reorganization and pay the Company's Debtor in Possession administrative expenses and the tax and non-tax priority claims. Cater Barnard will receive one share of the Company's Common Stock for each $4.00 dollars invested. If the Company requires additional funds for the Plan, Cater Barnard was to fund them through the purchase of shares of the Company's new class of Preferred Stock at $80 per share. As of December 31, 2001, Cater Barnard had invested an additional $224,800 dollars and been issued 2,810 shares of the Class B Preferred Stock.

         Immediately after the closing, all of Registrant's then current officers and directors resigned and Stephen Dean, Adrian Stecyk, and Mark Garratt were elected directors. The new directors then elected Stephen Dean as Chairman, Adrian Stecyk as President and Chief Executive Officer, Mark Garratt as Treasurer and Chief Financial Officer, and Mark Alan Siegel as Secretary.

         On January 31, 2002, the Company exercised the Option and acquired the balance of the TDMI equity. In exchange for the equity, IMX issued to the holders of those interests a total of 81,010 shares of its Class B Preferred Stock. At the same time, as required by the agreement creating the Option, IMX issued warrants to purchase 168,056 shares of its Common Stock to the holders of TDMI warrants ("Warrants"), and stock options to the existing TDMI employees under the Company's newly adopted 2002 Stock Option Plan (the "Plan") to purchase 189,945 shares of Common Stock ("Stock Options"). The Warrants expire on January 31, 2007. Warrants to purchase 66,000 shares have a purchase price of $1.89 and the balance have a purchase price of $3.00. The Stock Options, which are subject to the Plan's approval by the Stockholders, include 60,543 that are presently vested and have an exercise price of $4.00 and 129,402 that vest over the next three years and have an exercise price of $3.00.

         Immediately after the closing, Dean Eaker and Bruce Biegel, currently officers and directors of TDMI were elected directors of IMX and Bruce Biegel was elected a Senior Vice-President and designated as Chief Financial Officer to replace Mark Garratt.

         Disposition of Old Subsidiaries

         On December 11, 2001, the Company and Shalom Y'all, Inc., a company wholly owned by William A. Forster, the Company's former Chairman and CEO, executed and consummated an agreement providing for, among other things, the sale to Shalom Y'all of all of the Company's old subsidiaries, and its indemnification of the Company for any claims against it arising from the operation of the subsidiaries' businesses.

         Change of Control

As a result of these transactions, and the financing provided by his companies, Stephen Dean, a Director and Chairman of the Company's Board of Directors, assumed control of the Company. Through Cater Barnard, plc ("Cater Barnard") and Envesta, plc, ("Envesta") as company controlled by Mr. Dean and Cater Barnard, collectively own 65% of the Common Stock and 64% of the Class B Preferred Stock.

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

         In September 1995, the Company entered into an agreement whereby it acquired the exclusive marketing and distribution rights in the United States for certain pharmaceutical products manufactured by Meyer-Zall Laboratories of South Africa ("Meyer-Zall"). The products included an over-the-counter psoriasis medication developed by Meyer-Zall, Exorex.

         In June of 1998, the Company completed the formation of a joint venture, the Exorex Company, LLC (the "LLC") with Medicis Pharmaceutical Corporation of Phoenix, Arizona ("Medicis"). The LLC, in which the Company received a 49% interest,

         In June 1999, the Company sold its interest in the LLC in return for $3.6 million in cash and the assumption of all liabilities of the Company in the LLC and certain inventory of the LLC.

         Through the second quarter of 2000, IMX was primarily engaged in the development of lines of health and beauty products that the company believed would offer superior benefits to consumers. The Mother 2 Be(R), Proctozone(TM), and Podiatrx(TM) lines were launched in 1999 and the first quarter of 2000.

         By July of 2000, the Company had completed its acquisition of the Enviro-Tech Distribution Network and acquired new product lines to join its earlier lines in direct distribution. The Company engaged in this series of acquisitions (see "Acquisitions") to transform the Company from a development company into a Multi Level Marketing company with a large North American Independent Distributor network and a modern manufacturing, warehousing, and distribution facility for its growing array of proprietary products.

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

         Prior Products, Sales, and Marketing

         During Fiscal 2000, IMX continued through the second quarter its usual distribution of its original, proprietary products, began in the second quarter the distribution of Enviro-Tech's Waterless Dri Wash 'n' Guard(TM) car cleaning system, the entire line of Dri Wash 'n' Guard(TM) car and home care products, nutritionals, and skin care products, took responsibility for the operation of Envion's fulfillment operations, and, during the third quarter, began to integrate its own and Envion's products and the Select Benefits Health Card in to the Distribution Network. All of these operations were discontinued during the bankruptcy.

         The Company's original, proprietary products consisted of the Mother 2 Be(TM) line, Proctozone(TM), and Podiatrx(TM).

         Government Regulation

         Management believes that its products are in compliance with all applicable regulatory requirements.

         Licenses, Patents and Trademarks

         The Company is the owner of the registered trademarks PC411(tm), ThinkDirectMail(tm), and ThinkDirectMarketing(tm). The PC411(tm) mark was acquired in 1998 and the ThinkDirectMail(tm), and ThinkDirectMarketing(tm) marks were granted in 2000. PC411(tm) is TDMI's brand name for its Free Search (a search service for white and yellow page lookups). ThinkDirectMail(tm), and ThinkDirectMarketing(tm) are the brand names of TDMI's product and its web site.

         Research and Development

         TDMI developed and released two products during the year, an enhanced version of ThinkDirectMail to replace an earlier Active X version and the ThinkDirectMail Online Mailing Solution (OMS). TDMI management believes that further modification of and enhancement to its web sites, ThinkDirectMail, DigitalData and DirectMailQuotes RFQ products will be required in order to maintain a competitive position in the marketplace. As a result TDMI will continue to utilize approximately one half of its development resources for ongoing research and new product development with the balance of the time being used for maintenance of the current product sets.

         With the release of the new products, TDMI recognized that a portion of the technology that had been previously developed and capitalized would no longer be utilized and therefore wrote down the value of those assets.

         Employees

         As of the date of this report, the Company and it subsidiaries had 50 employees, principally 11 in Connecticut, 12 in Colorado, 11 in Los Angeles, and 16 in Cambridge, England. The Company believes that its relationship with its employees is good.

Item 2.  Description of Property

Headquarters

         The Company's headquarters shares a total of 3,590 square feet of office space in New York, N.Y. with Griffin Securities, Inc., a second tier subsidiary of Cater Barnard. It pays $20,000 per month for office space and complete support services including communications, document reproduction, secretarial, and reception. There is no written agreement covering this arrangement, which is terminable at will by either party.

Operating Facilities

         The Company entered into four lease obligations for office space in Connecticut, Colorado California and Cambridge.

         Connecticut Lease

         The Connecticut lease was entered into on November 10, 1998. The original term of the lease was from January 1, 1999 through December 31, 1999. The lease contained an option for the Company to extend the lease for an additional five-year period ending December 31, 2004. The Company exercised the option. In November 2001 the Company and its landlord agreed to extend the lease to December 31, 2005. During the extension period the fixed rent would be equivalent to the fair market rent as agreed between the Company and the Landlord.

         Colorado Leases

         The first Colorado lease was entered into in November, 1998 and expired in November 2000. The second Colorado lease was entered into on November 27, 2000. The original term of the lease is from February 1, 2001 through January 31, 2004.

         California Lease

         The California lease was entered into on July 17, 2001. The term of the lease is from August 1, 2001 through July 31, 2003. The lease contains a provision for the Company to continue, with the consent of the landlord, its tenancy on a month-to-month basis at a monthly rent of $1,680 upon expiration of the lease.

         Cambridge Leases

         The Company leases its Cambridge offices under a non-cancelable operating lease which expires in 2006.

Elbow Lake Facility

         On July 21, 2000, the Company acquired title to a 45,000 square foot factory, warehouse, and distribution center in Elbow Lake, Minnesota. This building was to serve as the Company's central production and fulfillment facility. Since December 1, 2000, DWG International has operated the building. The building is subject to a lien of approximately $700,000 in favor of Community First National Bank of Fergus Falls. The loan secured by this lien is in default and was subject to the Bankruptcy proceeding. On April 23, 2001, the bank assigned its debt and the associated security interests to Ralph Thomas. Pursuant to the Plan of Reorganization, Mr. Thomas received the property, the lien and its associated debt were cancelled, and the other collateral was returned.


Item 3.  Legal Proceedings

         On November 20, 2000, the Company filed for protection under Chapter 11 of the United States Bankruptcy Act. The case number is 00-35217-BKC-PGH. This proceeding is still pending. On August 10, 2001 the Company filed its Third Amended Plan of Reorganization. A competing plan was filed but has been withdrawn. A hearing to approve the Plan of Reorganization was held on September 26, 2001. At the hearing, the Plan was confirmed. The order was entered on October 11, 2001. It is expected that the Plan was declared effective during December 2001.

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

Item 4.  Submissions of Matters to a Vote of Security Holders

         At the Company's annual meeting to be held on November 4th, 2002, the shareholders will be asked to elect five directors, approve a stock option plan, reincorporate the Company in Delaware, modify the provisions of its Class B preferred stock, and authorize 50,000,000 additional shares of Common Stock.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         The Company's shares of Common Stock are traded over-the-counter and quoted in the over-the-counter Electronic Bulletin Board on a limited and sporadic basis and the symbol for the Common Stock is "IMXI".

         The reported high and low bid prices for the Common Stock are as shown below for fiscal years ended December 31, 2000 and December 31, 1999. The quotations reflect inter-dealer prices and do not include retail mark-ups, markdowns or commissions. The prices do not necessarily reflect actual transactions.



                                              High Bid   Low Bid
                                              ---------- --------
2002
    First Quarter                             $3.00      $0.25
    Second Quarter                            $2.05      $0.21
                                              ---------- --------
2001
    First Quarter                             $ 2.60     $ 0.02
    Second Quarter                            $ .02      $ 0.02
    Third Quarter                             $ 1.00     $ 0.02
    Fourth Quarter                            $ 0.20     $ 0.20
                                              ---------- --------

2000
    First Quarter                             $ 1.875    $ 0.25
    Second Quarter                            $ 1.75     $ 0.75
    Third Quarter                             $ 1.0625   $ 0.625
    Fourth Quarter                            $ 0.63     $ 0.01
                                              ---------- --------

         The last sale price of the Company's Common Stock on September 13, 2002, was $ 0.60 as reported on the over-the-counter Electronic Bulletin Board. As of the September 15, 2002, there were approximately 380 shareholders of record of the Company's Common Stock The Company has been informed that approximately 430 shareholders hold their Common Stock in nominee name.

         Pursuant to the Plan of Reorganization all previously outstanding shares of Common Stock were consolidated on the basis of one (1) new share for each twenty (20) presently held.

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

         Each share of the Company's Class B Preferred Stock pays a dividend equal to five (5%) percent of its $80 stated value. The dividend is intended to be paid annually, but may accumulate and may be paid in cash, the new Class B Preferred, valued at its stated value, or Common Stock valued at $4.00 per share.

         85,000 shares of the Class B Preferred Stock were issued to Envesta as part of the acquisition of Findstar, 140,000 shares were issued to Cater Barnard as part of the acquisition of its TDMI holdings, and 81,010 shares were issued to the remaining owners of TDMI when the remaining equity was acquired by the Company in January of 2002. (See "Acquisitions")

Recent Sales of Unregistered Securities

         Fiscal 2002 Stock Sales

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

         In addition, all unsecured, allowed claims were settled on the basis of one share for every $4.00 dollars of allowed claim. Here, too, any fractional shares will be rounded up to the next full share. Approximately 842,534 shares will be issued to Class 5, 6, 7, and 8 creditors. The consolidation and the issuance of the common stock to creditors are exempt from the registration requirements of Section 5 of the Securities Act pursuant to section 1145 of the United States Bankruptcy Act. 731,074 shares have already been issued and claim forms relating to the remaining shares have not been returned.

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

         On April 30, 2002, the Board approved three consulting contracts providing for the issuance of 5,000 and 100,000 shares of the Company's Common Sock as additional compensation for the consultants. 5,000 of these shares were subsequently cancelled. In addition, one consultant was granted the right to purchase up to 10,000 additional shares at $1.00 per share and a second was granted the right to purchase up to 200,000 shares at $0.50 per share. None of these rights has been exercised. At the same time, the Board approved the issuance of 200,000 shares of its Common Stock to Hornblower and Weeks Financial Corporation ("Hornblower") for advisory services. The consultants and the advisor acquired all of these shares for their investment and not for distribution. Therefore, these issuances are exempt from the registration requirements of Section 5 of the Securities Act under Section 4(2) of the Securities Act because they did not involve public distribution of the Company's securities.

         Also on April 30th, the Board authorized Hornblower to sell, on the Company's behalf, up to 1,000,000 shares in transactions not involving a public distribution. Hornblower, sold 230,000 shares of Common Stock to a total of nine investors for $0.50 per share. Hornblower will be paid a commission of 10% of the net proceeds of this sale. These investors stated in writing that they were accredited investors and that they had purchased the Common Stock for investment and not for distribution pursuant to an exemption from the registration requirements of Section 5 of the Securities Act under Section 4(2) of the Securities Act. Therefore, this transaction did not involve a public distribution of the Company's securities.

         During March, the Company acquired $760,000 of additional debt of TDMI from Cater Barnard. The Company paid for the debt, evidenced by TDMI Notes, by issuing a Company promissory note in an equal amount. The note matures on December 31, 2006 and bears interest at the rate of five (5%) percent per annum. The Company can elect to pay the interest with Common Stock valued at $0.50 per share. The holder can convert the notes into Common Stock at a price of $0.50 per share. On June 30th, 2002 the Company agreed to the conversion of this note into 1,520,000 shares of Common Stock.

         Cater Barnard has also agreed to settle the balance due on the Company's December 11, 2001 note for 813,180 shares of Common Stock and to accept 240,854 shares of Common Stock for a debt of $120,427 owed to it by the Company and its subsidiaries. At the same time, CBUSA agreed to sell its claims for $163,500 against the Company's TDMI subsidiary to the Company for 327,000 shares of Common Stock.

         Both related party transactions are exempt from the registration requirements of Section 5 of the Securities Act under Section 4(2) of the Securities Act they did not involve a public distribution of the Company's securities.

         As a result of these transactions, at the end of the Fiscal Year on June 30, 2002, Stephen Dean's Companies owned a total of 7,525,617 shares of Common Stock, 142,810 shares of Preferred Stock convertible into 11,424,800 shares of Common Stock, and warrants to purchase an additional 675,000 shares of Common Stock.


         Fiscal 2000 Stock Sales

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

         On October 21, 2000, the Company Purchased from VoyagerIT.com (f/k/a Enviro-Tech.com.plc) a debt to it from Enviro-Tech International, Inc, the parent of Dri-Kleen, Inc. in the amount of approximately $580,000. In consideration therefore, The Company issued 500,000 shares of its Common Stock. The purchaser of the shares of common stock represented that the shares were being acquired for investment and not for distribution and agreed to place a legend so indicating on the certificates evidencing the shares. As a result, this sale was exempt from the registration requirements of Section 5 of the Securities Act under Section 4(2) of the Securities Act.


Item 6.  Management's Discussion and Analysis or Plan of Operation.

         General

         Until December 11, 2001, the Company was in Reorganization under the protection of the United States Bankruptcy Court. (See "Description of Business
- Bankruptcy" Item 1.) After the Plan of Reorganization was approved, the Company acquired TDMI and Findstar. The Company has signed a letter of intent to acquire Healthcare Dialog, Inc. as its affiliated companies for stock. A definitive agreement is now being negotiated.

         Results of Operations

          The Company's operations reflected in these financial statements include both its Findstar and TDMI subsidiaries. The Company's pharmaceutical and direct marketing subsidiaries were sold during the last quarter of 2001 and are not included in the financial statements because their operations were discontinued.

         TDMI:

         The discussion and report for TDMI include those of its DMQ subsidiary. For the fiscal year ended June 30, 2002, the Company's consolidated net sales were approximately $2,642,000 as compared to $576,163 for the same period ended June 30, 2001. The increase of about $2,065,837 year over year is a gain of greater than 358%. During the same period deferred revenue liabilities from increased sales grew to $412,000 from $217,000. The improved results are due to
1) continued acceleration of the lead generation activities with our partners,
2) significant growth in the sales activity in the letter shop channel and 3) a doubling in sales of the DigitalData product line. During the year TDMI recorded record unit sales for its data subscription products, request for quote service and specialty lists sales. With the results from the period ending June 30, 2002, TDMI delivered its 6th consecutive quarter of revenue growth.

         The Company's gross profit margin for the year ended June 31, 2002 was 38% compared to 16.87% for the same period during last year. The increase in gross margin over the prior year is attributed to the growth in our core data services business and the corresponding decrease in cost of goods associated with our higher sales volume.

         The company's total operating expenses declined from $5,273,334 for the year ended June 30, 2001 to $4,994,109 for the year ended June 30, 2002. The expenses included goodwill, website, and fixed asset impairments of over $850,000. Management does not expect impairments of this magnitude in the future. Excluding these charges, the remaining expenses decreased by over $1.1 million dollars at a time of greatly increased overall sales. This was achieved by continuing to reduce advertising and marketing expenses as the channel sales programs initiated in CY 2001 generated significantly more qualified sales prospects for our sales team and web sites. At the same time we have been able to reduce our administrative costs through the streamlining of our operations and by leveraging the combination with DirectMailQuotes.

         For the year and ended June 30, 2002, the Company's net loss from operations, including the burden of the impairments, was ($3,989,555) as compared to a net loss of ($5,176,317). This represents an improvement of $1,186,762 over the period ending June 30, 2001 or 23%. Increased sales during this period combined with reduced marketing and administrative expenses combined to improve the bottom line.

         Findstar:

         Comparison of Findstar's results for the year ended June 30, 2002 with those of the prior year is not possible because Findstar was organized in January 2001.

         For the fiscal year ended June 30, 2002, the Company's consolidated net sales were approximately $953,657 as compared to approximately $333,810 for the six months ended June 30, 2001. The increases in sales are attributable to the company's growing presence and awareness in the UK.

         The company's gross profit margin was 73.6% for the year ended June 30, 2002 compared with 48 % during the Findstar's initial six month period ended June 30, 2001. The changes to gross profit margin is largely due to reduced packaging prices paid to Panda International, and an improvement on selling prices achieved, the effects of renewal income were also starting to show for the first time.

         The company's operating expenses were approximately $2,1367,000, for the year-end June 30, 2002. It should be noted that this figure includes considerable on-time adjustments, including over one million dollars for an impairment of goodwill. Management does not expect further impairments of goodwill. The operating expenses six months ended June 30, 2001 were approximately $893,000. Management does not anticipate operating costs to significantly alter in the immediate future.

         For the year ended June 30, 2002, the Company's net loss from operations was approximately $1,435,000. If the loss on the impairment of good will is extracted, the remaining amount of about $347,000 (for the entire year) represents an improvement from net losses of $733,000 in the six months ended June 30, 2001. Increased sales and gross margins have combined to improve the final position.

         The management expects to continue this improvement in spite of difficult trading conditions.

         IMX Administrative Costs:

         IMX's central administrative costs increased during Fiscal 2002 with the resumption of corporate activity after the Effective Date of the Plan of Reorganization. They totaled approximately $973,000 and included headquarters operation, and management, legal, consulting, and other professional fees for the entire organization.

         Liquidity and Capital Resources

         On June 30th, 2002, the Findstar's consolidated financial condition included a working capital deficit of about $(598,000) as compared to a deficit of approximately $(1,526,000) at June 30, 2001.

         At the end of June 2002, TDMI had a working capital deficit of approximately $(1,394,000) as compared to a balance of about $300,000 on June 30, 2001.

         On June 30, 2002 IMX had a consolidated working capital deficit of approximately $(2,988,000).

         By December 31, 2000 the Company had exhausted its working capital and had filed for bankruptcy protection. At December 31, 2000, the Company financial condition included a working capital deficit of approximately $(2.9 million).

         Eighteen months later, the working capital deficit remains, but the Company has regained access to loans and the capital markets.

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

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.

                                    Part III

         Items 9, 10, 11, and 12 are incorporated by reference from the sections describing the Company's Directors and Executive Officers and their compensation, their security ownership and that of the largest holders, and any transactions involving any of the forgoing and the Company found in the Registrant's 2002 Information Statement. The Information Statement will be mailed to stockholders, together with this Annual Report, in connection with the 2002 Annual Meeting and filed with the Commission on Schedule 14C.

                                     PART IV

Item 13.  Exhibits, Financial Statements, and Reports on Form 8-K.


         The financial statements and supplementary data are included herein.

         Financial Statements and Exhibits

         The following consolidated financial statements of the Company, include the audited balance sheet at June 30th, 2002 and the related audited statements of operations, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended June 30, 2002.




                           IMX PHARMACEUTICALS, INC.
                                    CONTENTS



                                                                    Page
                                                                    -----

Independent Auditors' Report                                      F-1 - F-2

Consolidated Balance Sheet                                           F-3

Consolidated Statements of Operations and                            F-4
Comprehensive Loss

Consolidated Statements of Stockholders' Deficiencies             F-5 - F-7

Consolidated Statements of Cash Flows                             F-8 - F-9

Notes to Consolidated Financial Statements                       F-10 - F-39


(a)      Exhibits

         The following exhibits are filed herewith:


Exhibit No.          Description

None


(b)      Reports on Form 8-K.

         The Company filed current reports on Form 8-K SB on October 12, 2001 and December 12, 2001 (reporting items 2, 3 and 7), on January 15, 2001 (reporting on Item 8), and on February 15, 2002 (reporting items 2 and 7). Amendments to these reports were filed on 8-KA SB was filed on February 22, 2002, April 16, 2002 and May 16, 2002 (reporting item 7).

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
IMX Pharmaceutical, Inc. and Subsidiaries
New York, NY

We have audited the accompanying consolidated balance sheet of IMX Pharmaceutical, Inc. and Subsidiaries ("the Company") (a Utah Corporation) as of June 30, 2002, and the related consolidated statements of operations and comprehensive loss, stockholders' deficiency, and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Findstar Plc, a wholly owned subsidiary, which statements reflect total assets of $315,289 as of June 30, 2002, and total revenues of $953,657 for the year ended June 30, 2002 and $333,810 for the period from January 2, 2001 (date of inception) to June 30, 2001. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Findstar Plc, is based solely on the report of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IMX Pharmaceutical, Inc. and subsidiaries as of June 30, 2002, and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has suffered recurring losses from operations and has significant accumulated deficiencies, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Berenfeld, Spritzer, Shechter & Sheer


Miami, Florida
September 20, 2002

                                      \BERENFELD, SPRITZER, SHECHTER & SHEER\

To the Board of Directors and Stockholders of Findstar plc

We have audited the accompanying consolidated balance sheet of Findstar plc (a company incorporated in England) and subsidiaries ("the Company") as of June 30, 2002 and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the year then ended and for the period from January 2, 2001 (date of incorporation) to June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America . Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Findstar plc and subsidiaries as of June 30, 2002, and the results of its operations and its cash flows for the year then ended and for the period from January 2, 2001 (date of incorporation) to June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the consolidated financial statements, the Company has suffered recurring losses and has a net capital deficiency, which raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Spokes & Company

Hilden Park Road
79 Tonbridge Road
Hildenborough
Kent TN11 9BH
England

25 September 2002

                               \SPOKES & COMPANY\

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2002

                                     ASSETS

CURRENT ASSETS:

     Cash and cash equivalents                                                           $        47,320
     Accounts receivable, net of allowance of $85,387                                            370,802
     Inventories                                                                                   7,480
     Prepaid expenses and other current assets                                                    53,697
                                                                                         ---------------

         Total Current Assets                                                                                $       479,299

Property and Equipment,
     Net of accumulated depreciation of $314,440                                                                     288,661

OTHER ASSETS:

Website development, net of accumulated amortization of $293,091                                  71,987

Note receivable                                                                                  100,000

Other assets                                                                                      15,457
                                                                                         ---------------

         Total Other Assets                                                                                          187,444
                                                                                                             ---------------

TOTAL  ASSETS                                                                                                $       955,404
                                                                                                             ===============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

     Accounts payable                                                                    $       952,902
     Notes and obligations payable, current portion                                              599,463
     Accrued expenses                                                                          1,068,315
     Due to related parties                                                                      408,750
     Deferred revenues                                                                           412,558
     Other current liabilities                                                                    25,663
                                                                                         ---------------

         Total Current Liabilities                                                                           $     3,467,651

NOTES AND OBLIGATIONS PAYABLE, NET OF CURRENT PORTION                                                              1,075,000

STOCKHOLDERS' DEFICIENCY:

     Preferred stock, $.001 par value; 1,000,000 shares authorized Class B convertible preferred stock, $80.00 stated value, 350,000 shares
       authorized; 223,820 shares issued and outstanding - See Note 11                           224,800
     Common stock, $.001 par value; 50,000,000 shares authorized;
         9,248,113 shares issued and outstanding                                                   9,248
     Additional paid-in capital                                                               13,199,553
     Accumulated deficit                                                                     (16,347,789)
     Accumulated other comprehensive income (loss):
      Cumulative translation adjustment                                                          (96,805)
     Less: Treasury Stock, at cost                                                              (576,254)
                                                                                         ---------------

         Total Stockholders' Deficiency                                                                           (3,587,247)
                                                                                                             ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                                               $       955,404
                                                                                                             ===============


   The accompanying notes are an integral part of these financial statements.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

                                                                                              2002                2001
                                                                                         ---------------     ---------------

REVENUES                                                                                 $     3,595,916     $       909,973

COST OF REVENUES                                                                               1,889,421             652,168
                                                                                         ---------------     ---------------

GROSS PROFIT                                                                                   1,706,495             257,805
                                                                                         ---------------     ---------------

COSTS AND EXPENSES:

     Sales and marketing                                                                       1,127,371           1,743,965
     Payroll and payroll related expenses                                                      2,422,909           2,540,834
     Depreciation and amortization                                                               352,201             476,396
     Loss on website development impairement                                                     116,103                --
     Loss on fixed asset impairment                                                              139,568                --
     Loss on goodwill impairment                                                               1,688,071                --
     Other operating expenses                                                                  2,257,336           1,405,686
                                                                                         ---------------     ---------------

         Total Costs and Expenses                                                              8,103,559           6,166,881

LOSS FROM OPERATIONS                                                                          (6,397,064)         (5,909,076)

OTHER INCOME (EXPENSES):

     Interest income                                                                               2,200                 130
     Interest expense                                                                           (167,764)            (87,433)
     Gain on sale of securities                                                                  240,307                --
     Other income                                                                                 51,053             140,440
                                                                                         ---------------     ---------------

         Net Other Income                                                                        125,796              53,137

LOSS BEFORE INCOME TAX BENENIT                                                                (6,271,268)         (5,855,939)

INCOME TAX BENEFIT                                                                               287,255                --
                                                                                         ---------------     ---------------

NET LOSS BEFORE EXTRAORDINARY ITEM                                                            (5,984,013)         (5,855,939)

EXTRAORDINARY GAIN of $755,934
     NET OF INCOME TAX EXPENSE OF $287,255                                                       468,679                --
                                                                                         ---------------     ---------------

NET LOSS                                                                                      (5,515,334)         (5,855,939)
                                                                                         ---------------     ---------------

OTHER COMPREHENSIVE INCOME (LOSS):
     Foreign currency translation adjustments                                                   (115,873)             19,068
                                                                                         ---------------     ---------------

TOTAL COMPREHENSIVE LOSS                                                                 $    (5,631,207)    $    (5,836,871)
                                                                                         ===============     ===============

NET LOSS PER SHARE, BASIC AND DILUTED,
     BEFORE EXTRAORDINARY ITEM                                                           $         (2.22)    $          --
                                                                                         ===============     ===============

NET LOSS PER SHARE, BASIC AND DILUTED                                                    $         (2.04)    $          --
                                                                                         ===============     ===============

NET LOSS PER SHARE, BASIC AND DILUTED - PRO FORMA                                        $          --       $         (2.17)
                                                                                         ===============     ===============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                           2,701,163           2,701,163
                                                                                         ===============     ===============

  The accompanying notes are an integral part of these financial statements.

                IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                     FOR THE YEAR ENDED JUNE 30, 2002



                                                               PREFERRED STOCK                           COMMON STOCK
                                                      -----------------------------------     -----------------------------------
                                                          SHARES              AMOUNT              SHARES               AMOUNT
                                                      ---------------     ---------------     ---------------     ---------------

IMX - Reorganization Pursuant to
     Approved Bankruptcy Plan

     Balance, July 1, 2001                                       --       $          --            12,898,522     $        12,898
     1 for 20 reverse split (including fractional
        shares)                                                  --                  --           (12,253,350)            (12,253)
                                                      ---------------     ---------------     ---------------     ---------------
     Balance after reverse split                                 --                  --               645,172                 645

      Treasury stock issued to bankruptcy
        creditor valued at $4.00 per share
      Shares issued to creditors value at $4.00
        per share                                                                                     731,074                 731
       Additional shares to be issued to
        creditors valued at $4.00 per share
       Loss through December 31, 2001                            --                  --                  --                  --
                                                      ---------------     ---------------     ---------------     ---------------
     Balance, December 31, 2001, prior to fresh
       start accounting and acquisitions of
       Findstar plc, ("Findstar") and
       ThinkDirectMarketing, Inc. ("TDMI")                       --                  --             1,376,246               1,376

     Adjustments for fresh start accouting                       --                  --                  --                  --
                                                      ---------------     ---------------     ---------------     ---------------

     IMX - Balance after fresh start
       accounting adjustments                                    --       $          --             1,376,246     $         1,376
                                                      ===============     ===============     ===============     ===============



                                                         ADDITIONAL
                                                          PAID-IN             DEFICIT                    TREASURY STOCK
                                                          CAPITAL            (Restated)            SHARES             AMOUNT
                                                      ---------------     ---------------     ---------------     ---------------

IMX - Reorganization Pursuant to
     Approved Bankruptcy Plan

     Balance, July 1, 2001                            $    10,495,487     $    (4,736,524)          4,766,446     $      (578,054)
     1 for 20 reverse split (including fractional
        shares)                                                12,253                --            (4,528,124)               --
                                                      ---------------     ---------------     ---------------     ---------------
     Balance after reverse split                           10,507,740          (4,736,524)            238,322            (578,054)

      Treasury stock issued to bankruptcy
        creditor valued at $4.00 per share                     58,200                                 (15,000)              1,800
      Shares issued to creditors value at $4.00
        per share                                           2,923,565
       Additional shares to be issued to
        creditors valued at $4.00 per share                   446,080
       Loss through December 31, 2001                            --            (9,081,810)               --                  --
                                                      ---------------     ---------------     ---------------     ---------------
     Balance, December 31, 2001, prior to fresh
       start accounting and acquisitions of
       Findstar plc, ("Findstar") and
       ThinkDirectMarketing, Inc. ("TDMI")                 13,935,585         (13,818,334)            223,322            (576,254)

     Adjustments for fresh start accouting                (13,818,334)         13,818,334                --                  --
                                                      ---------------     ---------------     ---------------     ---------------

     IMX - Balance after fresh start
       accounting adjustments                                 117,251     $          --               223,322     $      (576,254)
                                                      ===============     ===============     ===============     ===============

                                                        Accumulated
                                                          Other
                                                       COMPREHENSIVE
                                                          INCOME
                                                          (LOSS)               TOTAL
                                                      ---------------     ---------------

IMX - Reorganization Pursuant to
     Approved Bankruptcy Plan

     Balance, July 1, 2001                            $          --       $     5,193,807
     1 for 20 reverse split (including fractional
        shares)                                                  --                  --
                                                      ---------------     ---------------
     Balance after reverse split                                 --             5,193,807
                                                                          ---------------
      Treasury stock issued to bankruptcy
        creditor valued at $4.00 per share                                         60,000
      Shares issued to creditors value at $4.00                                      --
        per share                                                               2,924,296
       Additional shares to be issued to
        creditors valued at $4.00 per share                                       446,080
       Loss through December 31, 2001                            --            (9,081,810)
                                                      ---------------     ---------------
     Balance, December 31, 2001, prior to fresh
       start accounting and acquisitions of
       Findstar plc, ("Findstar") and
       ThinkDirectMarketing, Inc. ("TDMI")                       --              (457,627)

     Adjustments for fresh start accouting                       --                  --
                                                      ---------------     ---------------

     IMX - Balance after fresh start
       accounting adjustments                         $          --       $      (457,627)
                                                      ===============     ===============

  The accompanying notes are an integral part of these financial statements.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                        FOR THE YEAR ENDED JUNE 30, 2002

                                   (CONTINUED)



                                                                  PREFERRED STOCK                          COMMON STOCK
                                                        -----------------------------------     -----------------------------------
                                                            SHARES              AMOUNT              SHARES              AMOUNT
                                                        ---------------     ---------------     ---------------     ---------------

     Findstar and TDMI:
      Balance, July 1, 2001                                        --       $        12,256                --       $       423,910

     IMX:
       Balance after fresh start accounting adjustments            --                  --             1,376,246               1,376
                                                        ---------------     ---------------     ---------------     ---------------

     Combined entities:
      Balance after fresh start accounting                         --                12,256           1,376,246             425,286

      Reverse merger recapitalization                              --               (12,256)               --              (423,910)
                                                        ---------------     ---------------     ---------------     ---------------

      Balance after reverse merger recapitalization                --                  --             1,376,246               1,376

     Shares issued in acquisition of Findstar and
       TDMI:                                                       --
       2,377,500 shares of common stock                                                               2,377,500               2,378
       306,010 shares of preferred stock                        306,010

     Shares issued in exchange for cash:
      Sale of common stock at $4.00 per share                                                            75,000                  75
      Sale of preferred stock at $80.00 per share                 2,810             224,800
      Sale of common stock at $0.50 per share                                                           230,000                 230

     Debt converted into common stock:
      Conversion of $1,133,333 note payable into
       1,983,333 shares of common stock and return
       by investor of 85,000 or preferred stock
       previously owned                                         (85,000)                              1,983,333               1,983
      Conversion of $1,626,360 note payable into
       813,180 shares of common stock                                                                   813,180                 813
      Conversion of $760,000 note payable into
       1,520,000 shares of common stock                                                               1,520,000               1,520
      Conversion of $120,427 loan payable into
       240,854 shares of common stock                                                                   240,854                 241
      Conversion of $163,500 loan payable into
       327,000 shares of common stock                                                                   327,000                 327

     Common stock issued for services                                                                   305,000                 305

     Foreign currency translation adjustments

     Loss for the year ended June 30, 2002                         --                  --                  --                  --
                                                        ---------------     ---------------     ---------------     ---------------

Balance, June 30, 2002                                          223,820     $       224,800           9,248,113     $         9,248
                                                        ===============     ===============     ===============     ===============



                                                          ADDITIONAL
                                                            PAID-IN             DEFICIT                  TREASURY STOCK
                                                            CAPITAL            (Restated)           SHARES              AMOUNT
                                                        ---------------     ---------------     ---------------     ---------------

     Findstar and TDMI:
      Balance, July 1, 2001                                   7,224,888     $   (10,832,455)               --       $          --

     IMX:
       Balance after fresh start accounting adjustments         117,251                --               223,322            (576,254)
                                                        ---------------     ---------------     ---------------     ---------------

     Combined entities:
      Balance after fresh start accounting                    7,342,139         (10,832,455)            223,322            (576,254)

      Reverse merger recapitalization                           436,166                --                  --                  --
                                                        ---------------     ---------------     ---------------     ---------------

      Balance after reverse merger recapitalization           7,778,305         (10,832,455)            223,322            (576,254)

     Shares issued in acquisition of Findstar and
       TDMI:
       2,377,500 shares of common stock                         997,622
       306,010 shares of preferred stock

     Shares issued in exchange for cash:
      Sale of common stock at $4.00 per share                   299,925
      Sale of preferred stock at $80.00 per share
      Sale of common stock at $0.50 per share                   114,770

     Debt converted into common stock:
      Conversion of $1,133,333 note payable into
       1,983,333 shares of common stock and return
       by investor of 85,000 or preferred stock
       previously owned                                       1,131,350
      Conversion of $1,626,360 note payable into
       813,180 shares of common stock                         1,625,547
      Conversion of $760,000 note payable into
       1,520,000 shares of common stock                         758,480
      Conversion of $120,427 loan payable into
       240,854 shares of common stock                           120,186
      Conversion of $163,500 loan payable into
       327,000 shares of common stock                           163,173

     Common stock issued for services                           210,195

     Foreign currency translation adjustments

     Loss for the year ended June 30, 2002                         --            (5,515,334)               --                  --
                                                        ---------------     ---------------     ---------------     ---------------

Balance, June 30, 2002                                  $    13,199,553     $   (16,347,789)            223,322     $      (576,254)
                                                        ===============     ===============     ===============     ===============

                                                         Accumulated
                                                            Other
                                                         COMPREHENSIVE
                                                            INCOME
                                                            (LOSS)               TOTAL
                                                        ---------------     ---------------

     Findstar and TDMI:
      Balance, July 1, 2001                             $        19,068     $    (3,152,333)

     IMX:
       Balance after fresh start accounting adjustments            --              (457,627)
                                                        ---------------     ---------------

     Combined entities:
      Balance after fresh start accounting                       19,068          (3,609,960)

      Reverse merger recapitalization                              --                  --
                                                        ---------------     ---------------

      Balance after reverse merger recapitalization              19,068          (3,609,960)

     Shares issued in acquisition of Findstar and
       TDMI:
       2,377,500 shares of common stock                                           1,000,000
       306,010 shares of preferred stock                                               --

     Shares issued in exchange for cash:
      Sale of common stock at $4.00 per share                                       300,000
      Sale of preferred stock at $80.00 per share                                   224,800
      Sale of common stock at $0.50 per share                                       115,000

     Debt converted into common stock:
      Conversion of $1,133,333 note payable into
       1,983,333 shares of common stock and return
       by investor of 85,000 or preferred stock
       previously owned                                                           1,133,333
      Conversion of $1,626,360 note payable into
       813,180 shares of common stock                                             1,626,360
      Conversion of $760,000 note payable into
       1,520,000 shares of common stock                                             760,000
      Conversion of $120,427 loan payable into
       240,854 shares of common stock                                               120,427
      Conversion of $163,500 loan payable into
       327,000 shares of common stock                                               163,500

     Common stock issued for services                                               210,500

     Foreign currency translation adjustments                  (115,873)           (115,873)

     Loss for the year ended June 30, 2002                         --            (5,515,334)
                                                        ---------------     ---------------

Balance, June 30, 2002                                  $       (96,805)    $    (3,587,247)
                                                        ===============     ===============

  The accompanying notes are an integral part of these financial statements.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                        FOR THE YEAR ENDED JUNE 30, 2001


                                                           PREFERRED STOCK                          COMMON STOCK
                                                 -----------------------------------     ----------------------------------
                                                     SHARES              AMOUNT              SHARES              AMOUNT
                                                 ---------------     ---------------     ---------------     ---------------

Balance, July 1, 2000:

TDMI                                                     504,306     $         5,043             280,956     $         2,810
Findstar                                                    --                  --               421,100             421,100
                                                 ---------------     ---------------     ---------------     ---------------
Combined balance, July 1, 2000                           504,306               5,043             702,056             423,910

TDMI - Conversion of debt
  into preferred stock                                   640,767               6,408

TDMI -Issuance of preferred stock
 in acquisition of DMQ                                    80,492                 805

Net Loss for the year ended June 30, 2001:
  TDMI
  DMQ
  Findstar                                                  --                  --                  --                  --
                                                 ---------------     ---------------     ---------------     ---------------
Combined loss for the year
  ended June 30, 2001

Translation adjustment                                      --                  --                  --                  --
                                                 ---------------     ---------------     ---------------     ---------------

Balance, June 30, 2001                                 1,225,565     $        12,256             702,056     $       423,910
                                                 ===============     ===============     ===============     ===============


                                                   ADDITIONAL                            COMPREHENSIVE
                                                    PAID-IN                                  INCOME
                                                    CAPITAL             DEFICIT              (LOSS)               TOTAL
                                                 ---------------     ---------------     ---------------     ---------------

Balance, July 1, 2000:

TDMI                                             $     3,534,826     $    (4,976,516)    $          --       $    (1,433,837)
Findstar                                                    --                  --                  --               421,100
                                                 ---------------     ---------------     ---------------     ---------------
Combined balance, July 1, 2000                         3,534,826          (4,976,516)               --            (1,012,737)

TDMI - Conversion of debt
  into preferred stock                                 3,265,867                                                   3,272,275

TDMI -Issuance of preferred stock
 in acquisition of DMQ                                   424,195                                                     425,000

Net Loss for the year ended June 30, 2001:
  TDMI                                                                    (4,966,018)                             (4,966,018)
  DMQ                                                                       (152,220)                               (152,220)
  Findstar                                                  --              (737,701)               --              (737,701)
                                                 ---------------     ---------------     ---------------     ---------------
Combined loss for the year
  ended June 30, 2001                                                     (5,855,939)                             (5,855,939)

Translation adjustment                                      --                  --                19,068              19,068
                                                 ---------------     ---------------     ---------------     ---------------

Balance, June 30, 2001                           $     7,224,888     $   (10,832,455)    $        19,068     $    (3,152,333)
                                                 ===============     ===============     ===============     ===============

  The accompanying notes are an integral part of these financial statements.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

                                                                                              2002                 2001
                                                                                         ---------------     ---------------
Cash Flows from Operating Activities:

     Net loss                                                                            $    (5,515,334)    $    (5,855,939)

      Adjustments to reconcile net loss to net cash provided by operating activities:
          Extraordinary gain                                                                    (755,934)               --
          Loss on fixed asset impairment                                                         139,568                --
          Loss on website development                                                            116,103                --
          Loss on goodwill impairment                                                          1,688,071                --
          Issuance of stock for services                                                            --                40,000
          Gain on exchange of marketable securities in satisfaction of debt                     (240,307)               --
          Depreciation and amortization                                                          352,201             476,396
          Common stock issued for services                                                       210,500                --
          Loss on sale of assets                                                                    --                 5,051
      Changes in operating assets and liabilities:
          Accounts receivable                                                                   (141,065)            (26,784)
          Prepaid and other current assets                                                        20,914              19,088
          Inventories                                                                              8,539                --
          Other assets                                                                            (1,000)              7,378
          Accounts payable                                                                       276,615             679,855
          Accrued expenses                                                                      (365,436)               --
           Increase in accrued interest payable subsequently converted to note                   138,463                --
          Current liabilities - Due to related parties                                           237,250                --
          Other current liabilities                                                                4,479              18,362
          Deferred revenues                                                                      195,497             125,198
                                                                                         ---------------     ---------------

              Net Cash Used in Operating Activities Excluding
                  Bankruptcy Reorganization                                                   (3,630,876)         (4,511,395)
                                                                                         ---------------     ---------------

 Cash Flows from Operations Resulting from Bankruptcy Reorganization:

          IMX net loss prior to December 31, 2001                                             (9,081,810)               --
          Reduction in retained earnings as a result of disposition of
            subsidiaries                                                                       9,280,458                --
          Gain on settlement of bankruptcy liabilities                                          (950,993)               --
          Loss on disposition of assets                                                          985,571                --
          Cash paid in settlement of bankruptcy liabilities                                     (390,018)               --
                                                                                         ---------------     ---------------

              Net Cash Used in Bankruptcy Reorganization                                        (156,792)               --
                                                                                         ---------------     ---------------

              Net Cash Used in Operating Activities                                           (3,787,668)         (4,511,395)
                                                                                         ---------------     ---------------

Cash Flows from Investing Activities:

          Purchase of property and equipment                                                     (99,984)           (300,086)
          Sales of property and equipment                                                         52,222              18,190
          Acquisition of right to purchase remainder equity in TDMI                                 --             1,120,994
                                                                                         ---------------     ---------------

              Net Cash Provided by (Used in) Investing Activities                                (47,762)            839,098
                                                                                         ---------------     ---------------

Cash Flows from Financing Activities:

          Note receivable issued in sale of subsidiaries                                        (100,000)               --
          Proceeds from loans from related parties                                             2,836,361           4,127,455
          Repayment of debt                                                                      (98,169)               --
          Proceeds from sale of common stock                                                     415,000                 929
          Proceeds from sale of preferred stock                                                  224,800                --
                                                                                         ---------------     ---------------

              Net Cash Provided by Financing Activities                                        3,277,992           4,128,384
                                                                                         ---------------     ---------------

 Effect of exchange rate changes on cash                                                        (138,125)               (353)

Increase (decrease) in cash and cash equivalents                                                (695,563)            455,734

Cash and cash equivalents, beginning of year                                                     742,883             282,482
                                                                                         ---------------     ---------------

Cash and cash equivalents, end of year                                                   $        47,320     $       738,216
                                                                                         ===============     ===============

  The accompanying notes are an integral part of these financial statements.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

                                                                                              2002                2001
                                                                                         ---------------     ---------------
Supplemental disclosure of cash flow information:

     Cash paid for interest                                                              $          --       $          --

Supplemental schedule of non-cash investing and financing activities:

     Debt converted into 1,983,333 shares on common stock                                $     1,133,333     $          --

     Debt converted into 813,180 shares of common stock                                  $     1,626,360     $          --

     Debt converted into 1,520,000 shares of common stock                                $       760,000     $          --

     Debt converted into 240,854 shares of common stock                                  $       120,427     $          --

     Debt converted into 327,000 shares of common stock                                  $       163,500     $          --

     Debt cpnverted into 640,767 shares of preferred stock                               $          --       $     3,272,275

     Preferred stock issued in acquisition of DMQ                                        $          --       $       425,000

     Common stock issued in acquisition of Panda Software (UK) Limited
         and Blue Ban Limited                                                            $          --       $       421,100

     Bankruptcy liabilities settled  through issuance of 731,074 shares of
         common stock                                                                    $     2,984,296     $          --

     Bankruptcy liabilities to be settled through issuance of common stock               $       446,080     $          --

     Bankruptcy liabilities settled by transfer of property                              $       632,637     $          --

     Bankruptcy liabilities settled through issuance of new debt                         $       160,000     $          --

     Issuance of 2,377,500 shares of common stock in reverse merger                      $     1,000,000     $          --

     Issuance of notes payable in reverse merger                                         $     3,000,000     $          --

  The accompanying notes are an integral part of these financial statements.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION AND CAPITALIZATION

         IMX Pharmaceuticals, Inc. (the "Company"), formerly IMX Corporation, was organized under the laws of the State of Utah on June 2, 1982. The Company changed its name to IMX Pharmaceuticals, Inc. on June 30, 1997.

         The Company's authorized capital stock consists of 50,000,000 shares of common stock, $0.001 par value per share, and 1,000,000 shares of preferred stock, $0.001 par value per share.

         In October 2001, the Company's Articles of Incorporation were amended to create and authorize a series of Preferred Stock of 350,000 shares entitled Class B Convertible Preferred Stock with a stated value of $80 per share. Each share of Class B Preferred Stock is entitled to receive an annual dividend equal to 5% of the per share stated value and is convertible into one share of common stock for every $4 of stated value of the Class B Preferred Stock. Such dividends are cumulative.

         The Company's Board of Directors and the shareholders are contemplating reducing the conversion price of the Class B Convertible Preferred Stock to $2.00 and eliminating the provisions for payment of dividends and adjustments to the conversion price.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Findstar, plc, ("Findstar"), ThinkDirectMarketing, Inc. ("TDMI"), TDMI's wholly-owned subsidiary, DirectMailQuotes, LLC ("DMQ"), and Findstar's wholly-owned subsidiaries, Panda Software (UK) Limited and Blue Van Limited (formerly Panda Antivirus Software Limited). All significant intercompany balances and transactions have been eliminated.

         BUSINESS

         Findstar

         Findstar's business consists of the distribution of anti-virus software known as Panda Software, one of the United

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         BUSINESS (CONTINUED)

         Kingdom's leading anti-virus software systems. The Panda Software is also distributed outside the United Kingdom.

         TDMI

         TDMI designs, develops and distributes products and services that automate and streamline direct marketing and customer relationship management processes. TDMI is a Delaware corporation with its principal place of business in Connecticut.

         DMQ

         DMQ, d/b/a "Mail Mogul", is an online market place for sellers of direct mail, providing leads, website applications, mailing lists, mailing supplies as well as other products and services.

         FOREIGN CURRENCY TRANSLATION

         Findstar's functional currency is the British pound, its local currency. Accordingly, balance sheet accounts have been translated at the exchange rate in effect at the end of the year and income statement accounts have been translated at average rates for each of the two years ended. Translation gains and losses are included as a separate component of stockholders' equity as Cumulative Translation Adjustments.

         USE OF ESTIMATES

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and operations for the period. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results. The Company's most

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         USE OF ESTIMATES (CONTINUED)

         significant estimates are those related to the valuation of the equities issued in connection with the reverse merger and reorganization (Notes 2 & 3).

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of money market accounts and other short-term investments with an original or remaining term of three months or less.

         CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.

         Cash

         The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. From time to time, the Company had cash in financial institutions in excess of federally insured limits.

         Accounts Receivable

         The Company conducts business and extends credit based on the evaluation of its customers' financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. Recoveries of accounts previously written off are recognized as income in the periods in which the recoveries are made.

         LONG-LIVED ASSETS

         The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated lives of intangible and other long-lived assets, or whether the remaining balance of intangible and other long-lived assets should be evaluated for possible impairment. If and when such factors, events or

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         LONG-LIVED ASSETS (CONTINUED)

         circumstances indicate that intangible or other long-lived assets should be evaluated for possible impairment, the Company makes an estimate of undiscounted cash flows over the remaining lives of the respective assets in measuring recoverability. During the year ended June 30, 2002, the Company wrote-off $1,688,071 in connection with Findstar's acquisition of its subsidiary Blue Van Limited and TDMI's acquisition of its subsidiary DMQ.

         REVENUE RECOGNITION

         The Company recognizes revenues in accordance with SAB 101, which reflects the basic principles of revenue recognition in existing generally accepted accounting principles. Accordingly, revenues are recognized upon delivery of goods, services, or licenses to customers. Revenues derived from the sale of twelve-month subscriptions to the Company's mailing lists are deferred and included in income on a monthly basis as revenues are earned.

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs which do not extend the lives of the respective assets are charged to expense as incurred.

         WEBSITE DEVELOPMENT

         The Company accounts for website development and maintenance costs in accordance with the guidance of EITF 00-2 "Accounting for Website Development Costs" and Statement of Position 98-1 "Software Developed or Obtained for Internal Use". Costs incurred in the planning stage are expensed as incurred. Costs incurred in connection with the development stage are capitalized during the application development stage and amortized over a 3 year period. Costs incurred during the post-implementation operation stage, and fees incurred for web-hosting, are expensed as incurred.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and debt. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

         NET LOSS PER COMMON SHARE AND DILUTIVE SECURITIES

         Earnings (loss) per share are computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period.

         The following is a summary of the securities that could potentially dilute basic loss per share in the future that were not included in the computation of diluted loss per share because to do so would be anti-dilutive.

         Convertible Preferred Stock                               4,476,400
         Options                                                     167,243
         Warrants                                                    843,056
                                                                  ----------

            Total                                                  5,486,699
                                                                  ==========

         INCOME TAXES

         The Company accounts for income taxes using SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded for deferred tax

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         INCOME TAXES (CONTINUED)

         assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

         ADVERTISING COSTS

         Advertising costs are expensed as incurred. The Company incurred $87,084 and $469,103 in advertising costs for the years ended June 30, 2002 and 2001, respectively.

         RESEARCH AND DEVELOPMENT

         Research and development costs are charged to operations as incurred until such time as both technological feasibility is established and future economic benefit is assured.

         BUSINESS COMBINATIONS

         The Company accounts for business combinations in accordance with SFAS No. 141 "Business Combinations". Accordingly, all business combinations within the scope of this statement are accounted for using the purchase method.

         STOCK-BASED COMPENSATION

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, in accounting for its employee stock options rather than the alternative fair value accounting followed by SFAS No. 123 "Accounting for Stock-Based Compensation." APB No. 25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro-forma disclosure of the impact of applying the fair value method of SFAS No. 123.

         Equity instruments issued to non-employees are accounted for at fair value. The fair value of the equity instrument is determined using either the fair value of the underlying stock or the Black-Scholes option pricing model.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         COMPENSATED ABSENCES

         The Company does not accrue for compensated absences and recognizes the costs of compensated absences when actually paid to employees. Accordingly, no liability for such absences has been recorded in the accompanying consolidated financial statements. Management believes the effect of this policy is not material to the accompanying financial statements.

         RECLASSIFICATIONS

         Certain items have been reclassified to conform to current year presentation.

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         On December 3, 1999 the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements" which reflects the basic principles of revenue recognition inexisting generally accepted accounting principles. SAB 101 does not affect the Company's financial statements.

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of assets (but not those acquired in a business combination) at acquisition. This Statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. The provisions of this Statement are required to be applied with fiscal years beginning after December 15, 2001. This Statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this Statement are to be reported as resulting from a change in accounting principle. SFAS No. 142 is not expected to have a material impact on the Company's financial position or results of operations.

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

         Assets." SFAS No. 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for financial statements for fiscal years beginning after June 15, 2002. The Company is currently assessing SFAS No. 143 but does not believe it will have a material impact on its financial position or results of operations.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." This accounting standard, which is effective for fiscal years beginning after December 31, 2001, requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. The effect of adopting SFAS No. 144 is not expected to have a material impact on the Company's financial position or results of operations.

NOTE 2 - BANKRUPTCY AND REORGANIZATION

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

         On August 10, 2001, the Company filed its Third Amended Plan of Reorganization (the "Plan"). The Plan provided that all administrative expenses, priority tax claims and US Trustee's fees would be paid in full. The Plan also provided for nine Classes of Claims, each treated in its own way. Class 1 (unpaid wages) and Classes 2, 3, 4, and 7 (allowed secured claims) would be paid in full. Classes 5 and 6, disputed secured claims, would be paid a mixture of cash and the Company's common stock, $.001 par value, ("Common Stock") and Class 8 (allowed unsecured claims) would be paid one share of Common Stock for each four ($4.00) dollars of

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

NOTE 2 - BANKRUPTCY AND REORGANIZATION (CONTINUED)

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

         All of the Company's operations were conducted through its subsidiaries. All of the Company's pharmaceutical and direct marketing subsidiaries were sold on December 11, 2001; the accompanying consolidated financial statements do not include the results of operations of these subsidiaries. The losses resulting from these subsidiaries were closed to additional paid-in capital in a fresh start accounting.

         FRESH-START ACCOUNTING

         The company adopted fresh-start accounting because the holders of the existing voting shares immediately before filing the confirmation of the plan received less than 50% of the voting shares of the emerging entity and its reorganization value is less than its post petition liabilities.

         The effect of the plan of reorganization on the company's balance sheet was as follows:

        Total debt discharged                               $  5,564,024
        Debt discharged through issuance of common
          stock                                               (3,430,376)
        Debt discharged through issuance of
         liabilities                                            (160,000)
        Debt settled in cash                                    (390,018)
        Debt settled by transfer of property                    (632,637)
                                                            ------------
        Gain on debt settlement                             $    950,993
                                                            ============

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

NOTE 2 - BANKRUPTCY AND REORGANIZATION (CONTINUED)

         FRESH-START ACCOUNTING (CONTINUED)

         On December 11, 2001, the effective date of the Plan of Reorganization, all 8,132,076 shares of Common Stock presently outstanding were automatically reversed on the basis of one share for each 20 presently held (reverse split). Any fractional shares were rounded up to the next full share. After the reverse split, there were 421,850 shares outstanding that were derived from the previously outstanding common stock.

         In addition, all unsecured and allowed claims were settled on the basis of one share for every four ($4.00) dollars of allowed claim. Any fractional shares were rounded up to the next full share. Approximately 842,594 shares were or will be issued to Class 5, 6, 7, and 8 creditors. The reverse split and the issuance of the common stock to creditors are exempt from the registration requirements of Section 5 of the Securities Act pursuant to section 1145 of the United States Bankruptcy Act.

NOTE 3 - ACQUISITIONS

         Acquisitions of Findstar and TDMI

         On September 30, 2001, the Company, as purchaser, entered into an agreement (the "Purchase Agreement") with Cater Barnard plc, f/k/a VoyagerIT.com ("Cater Barnard") and Envesta plc ("Envesta"), as sellers for the acquisitions of TDMI and Findstar.

         On December 11, 2001, pursuant to the Purchase Agreement, in exchange for the assets described below, the Company issued to Cater Barnard and Envesta 225,000 shares of its newly created Class B Convertible Preferred Stock, promissory notes in the aggregate principal amount of $3,000,000, and 1,500,000 shares of its post consolidation Common Stock. The Class B Preferred Stock has an $80 stated value per share and is convertible into IMX Common Stock at a rate of one share of Common Stock for each $4.00 of stated value. Until conversion, each share of the Class B Preferred Stock has one vote for each share of IMX Common Stock into which it can be converted. The notes mature in five
         (5) years from the date of issue and bear interest at the rate of five percent (5%) per annum. The interest or principal may be

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

NOTE 3 - ACQUISITIONS (CONTINUED)

         Acquisitions of Findstar and TDMI (Continued)

         paid in cash or IMX Common Stock, at the Company's discretion.

         In addition, the Company issued to Cater Barnard and Cater Barnard
         (USA) plc as designess of Griffin Securities, Inc. ("Griffin") 877,500 shares of the Company's post reverse split Common Stock and a five year warrant to purchase an additional 675,000 shares of IMX's post reverse split Common Stock at $4.00 per share. The securities were issued in payment for Griffin's services in connection with the forgoing transaction.

         At the conclusion of this transaction, the issuance of new common stock to creditors, the reverse split of the old Company common stock, and assuming full conversion of the Class B Preferred Stock and exercise of the warrants, Cater Barnard and Envesta would hold approximately 86% of the equity of the Company.

         At he closing, Cater Barnard transferred all of its interests in TDMI to the Company. Cater Barnard's interests in TDMI consisted of $4,000,000 of TDMI convertible promissory notes, seventeen and one-half percent (17.5%) of the equity of TDMI, and an option ("Option") to acquire the remaining eighty-two and one-half percent (82.5%) of the TDMI equity. At the same time, Envesta transferred all of its ownership of Findstar to the Company.

         The Purchase Agreement also obligated Cater Barnard to invest $300,000 in cash to fund the Company's Plan of Reorganization and pay the Company's Debtor in Possession administrative expenses and the tax and non-tax priority claims. Cater Barnard is to receive one share of the Company's post reverse split Common Stock for each four ($4.00) dollars so invested. As of June 30, 2002, Cater Barnard had invested $300,000 and been issued 75,000 shares of Common Stock. If the Company requires additional funds, Cater Barnard may fund them through the purchase of shares of the Company's new class of Preferred Stock at $80 per share. As of June 30, 2002, Cater Barnard had invested an additional $224,800 and been issued 2,810 shares of the Class B Preferred Stock.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

NOTE 3 - ACQUISITIONS (CONTINUED)

         Acquisitions of Findstar and TDMI (Continued)

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

         As discussed above, Findstar and 17.5% of the equity of TDMI were acquired in December 2001, with the remaining equity interest of TDMI acquired in January 2002. However, since IMX had also acquired the option to acquire the remaining equity interest of TDMI in December 2001, the consummation of the acquisition of TDMI was retroactively applied as having taken place in December 2001.

         As a result of the Company having disposed of all of its prior subsidiaries, the Company had minimal net assets prior to this acquisition. In addition, as discussed above, Cater Barnard and Evesta would hold approximately 86% of the equity of the Company after the acquisition, assuming conversion of the Class B Preferred Stock and the Warrant. Consequently, the Company accounted for the acquisition as a capital transaction, in a manner similar to a reverse acquisition and recapitalization. No goodwill or other intangible assets were recorded. Both Findstar and TDMI were deemed to be the accounting acquirers and the Company was deemed the legal acquirer.

         The Purchase Agreement contemplated a purchase price of $27,000,000, further increased to $36,990,800 with the issuance of the 877,500 shares issued to Cater Barnard as designee of Griffin Securities, and the issuance of the

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

NOTE 3 - ACQUISITIONS (CONTINUED)

         Acquisitions of Findstar and TDMI (Continued)

         81,010 Class B Preferred shares in the final acquisition of TDMI. The $36,990,800 was determined as follows:

        1,500,000 shares of common stock issued in
        initial acquisition valued at $4.00 per share          $ 6,000,000
        225,000 shares of Class B Preferred shares
        valued at $80.00 stated value per share                 18,000,000
        $3,000,000 note payable                                  3,000,000
        877,500 shares of common stock issued to
        Griffin Securities at $4.00 per share                    3,510,000
        81,010 shares of Class B preferred shares
        issued in final acquisition of
        TDMI valued at $80.00 stated value per share
                                                                 6,480,800
                                                               -----------
          Total purchase price                                 $36,990,800
                                                               ===========

         At December 31, 2001, Findstar's and TDMI's capital structures were as follows:

                                              Findstar               TDMI                     Total
                                              --------               ----                     -----

        Common stock                        $   421,100                  2,810              $    423,910
        Preferred stock                                                 12,256                    12,256
        Additional paid-in   capital
                                                                     7,224,888                 7,224,888
        Deficit in retained
          earnings                           (2,140,186)           (12,787,218)             $(14,927,404)
                                            ------------           ------------             -------------

        Total                               $(1,719,086)           $(5,547,264)             $ (7,266,350)
                                            ============           ============             =============

         In light of Findstar's and TDMI's negative equity, and the lack of marketability for the IMX's Common and Preferred Stock, the Company valued the Common Stock and Preferred issued in the acquisition as follows:

        Note receivable received in acquisition                $   4,000,000

        Note payable issued in acquisition                        (3,000,000)
                                                                  ----------

        Net consideration received                             $   1,000,000
                                                               =============

         The Company valued the 2,377,500 common stock issued for the acquisition at $1,000,000, and no value was assigned to the preferred stock due to the lack of marketability.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

NOTE 3 - ACQUISITIONS (CONTINUED)

         Acquisitions of Findstar and TDMI (Continued)

         The effect of the reverse acquisition was as follows:

                                      Preferred Stock                     Common Stock                     Additional
                                   -------------------------         ---------------------------        ----------------
                                                                                                           Paid-in
                                  Shares              Amount         Shares             Amount             Capital
                                  ------              ------         ------             ------             -------

        Findstar                          -          $       -        421,100          $ 421,100         $        -

        TDMI                      1,225,600             12,256        280,956              2,810         $7,224,888

        Retirement of
         Findstar and
         TDMI shares             (1,225,600)                         (702,056)

        Restatement as
         Equivalent
         shares of IMX              306,010                  -      2,377,500              2,378            997,622
                                 ----------          ---------      ---------          ---------         ----------

                                    306,010             12,256      2,377,500            426,288          8,222,510

        Effect of
         reverse
         merger                           -            (12,256)             -          $(423,910)           436,166
                                 ----------          ---------      ---------          ---------         ----------

        Balance after
         merger                     306,010          $     -        2,377,500          $   2,378         $8,658,676
                                 ==========          =========      =========          =========         ==========

         Reporting Period

         The Company adopted the June 30 fiscal year of Findstar. Accordingly, the accompanying consolidated financial statements depict the results of operations of Findstar and TDMI for the twelve months ended June 30, 2002 and the results of operations of IMX from January 1, 2002. The financial statements for the period ended June 30, 2001 depict the results of operations of TDMI for the twelve months ended June 30, 2001, Findstar for the period from January 2, 2001 (date of inception) to June 30, 2001, and DMQ from March 20, 2001 (date of acquisition, see below) to June 30, 2001.

         Acquisition of DMQ

         On March 30, 2001 TDMI acquired 100% of the membership interest of DirectMailQuotes, LLC, a California limited liability company ("DMQ"). Accordingly, the results of

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

NOTE 3 - ACQUISITIONS (CONTINUED)

         Acquisition of DMQ (Continued)

         operations for DMQ have been included in the accompanying consolidated financial statements from that date forward.

         The aggregate acquisition price was $425,000, which was intended to be paid in convertible promissory notes to the DMQ investors. However, the notes were never issued and the DMQ investors received 80,492 shares of TDMI Preferred Stock in lieu of the notes. Accordingly, the 80,492 preferred shares were valued at $425,000.

         Following is a condensed balance sheet showing the fair values of the assets and liabilities acquired as of the date of acquisition:

        Cash                                              $         2,362
        Accounts receivable                                        29,719
        Goodwill arising in the acquisition                       600,311
                                                          ---------------
                                                                  632,392
        Accounts payable and accrued expenses                     (63,392)
        Other current liabilities                                (144,000)
                                                          ---------------
        Net assets acquired                               $       425,000
                                                          ===============

         During the year ended June 30, 2002, goodwill of $600,311 was deemed impaired and charged against earnings.

         The following pro-forma information presents the Company's results of operations for the year ended June 30, 2001, as if DMQ had been acquired as of the beginning of the year.

        Revenues                                          $ 1,110,473
        Expenses                                           (7,156,665)
                                                          -----------

        Net Loss                                          $(6,046,192)
                                                          ===========

NOTE 4 - GOING CONCERN CONSIDERATIONS

         The accompanying consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America, which assume the continuity of the Company to continue as a going concern. However, the Company has incurred substantial losses resulting in an accumulated deficit of $16,347,789 as of June 30, 2002 after a fresh start accounting. These

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

NOTE 4 - GOING CONCERN CONSIDERATIONS (CONTINUED)

         conditions raise substantial doubt as to the ability of the Company to continue as a going concern.

         Management's plans with regards to this issue are as follows:

         o    To raise capital in the public market as needed, and

         o    To seek additional loans from its existing shareholders'

         Presently, the Company cannot ascertain the eventual success of management's plans with any degree of certainty. The accompanying consolidated financial statements do not include any adjustments that might result from the eventual outcome of the risks and uncertainty described above.

NOTE 5 - PROPERTY AND EQUIPMENT

         As of June 30, 2002, property and equipment consisted of the following:

        Computer equipment and software                      $     426,455
        Furniture and fixtures                                     155,385
        Telephone equipment                                         18,049
        Office equipment                                             3,212
                                                             -------------
                                                                   603,101
        Less: Accumulated depreciation                            (314,440)
                                                             -------------
                                                             $     288,661
                                                             =============

         During 2002, management determined that the fair value of certain computers and other equipment were less than their current book value. Accordingly, the Company recorded asset impairments of $139,568.

         Depreciation expense was $227,772, and $217,841 for the years ended June 30, 2002 and 2001, respectively.

NOTE 6 - WEBSITE DEVELOPMENT

         During fiscal 2002, the Company determined that the carrying amount of its website exceeded its fair value by approximately $116,000. Accordingly, an impairment loss of that amount was recognized and included in the consolidated statement of operations.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

NOTE 7 - NOTE RECEIVABLE

         On December 11, 2001, the Company and Shalom Y'all, Inc. ("Shalom"), a company wholly-owned by William A. Forster, the Company's former Chairman and CEO, executed a settlement agreement that provided that for the deferred payment of Mr. Forster's secured claim, the settlement and payment of his administrative claim, the sale to Shalom of the Company's subsidiaries, and the indemnification of the Company for any claims against it arising from the operation of the subsidiaries' businesses.

         The purchase price for the subsidiaries was $100,000. The obligation to make this payment is evidenced by a promissory note issued by Shalom Y'all, Inc.'s payable in three years. The note is secured by the pledge of 25,000 shares of Mr. Forster's Common Stock.

NOTE 8 - ACCRUED LIABILITIES

         As of June 30, 2002, accrued liabilities consisted of the following:

        Accrued professional fees                 $  349,043
        Payroll taxes payable                         70,422
        Other taxes payable                          156,540
        Due to bankruptcy creditors                   43,000
        Accrued interest                              16,251
        Other                                        433,059
                                                  ----------

                                                  $1,068,315
                                                  ==========

NOTE 9 - DUE TO RELATED PARTIES

         At June 30, 2002, the Company owed $208,750 to Cater Barnard USA, a company owned by Cater Barnard, for office facilities and other services performed on behalf of the Company during the year.

         In addition, at June 30, 2002, the Company was indebted in the amount of $200,000 to Envesta, plc, a Company in which Cater Barnard has an 86% interest in, in connection with the Company acquiring from Envesta debts owed to Envesta by Findstar (Note 16). The $200,000 was paid subsequent to year-end.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

NOTE 10 - NOTES PAYABLE AND DEBT CONVERSION

         Notes payable consisted of the following as of June 30, 2002:

         Note payable to Cater Barnard, plc, due July 1, 2004     $  1,075,000
         Note payable to William Forster                                27,463
         Note payable to Axciom Corporation
           due in February, 2003                                       400,000
         Note payable to William Spero                                 172,000
                                                                   -----------

         Total                                                     $ 1,674,463
                                                                   ===========

         Note Payable to Envesta ( A Related Party)

         In connection with the acquisition of Findstar and TDMI, the Company issued a note payable to Cater Barnard in the amount of $1,866,667 and a note payable to Envesta in the amount of $1,133,333. The notes bear interest at 5% per annum and are due on December 31, 2006 (Note 3).

         During January 2002, Envesta elected, with the consent of the Company, to convert its $1,133,333 note and 85,000 shares of Class B Preferred Stock it received in the acquisition of Findstar and TDMI, into 1,983,333 shares of the Company's Common Stock.

         Notes Payable to Cater Barnard (A Related Party)

         On March 30, 2001, The Company settled a portion of its debt to Cater Barnard by assigning to it the Company's beneficial ownership in certain options issued to certain of the Company's former officers. The options provided for the purchase of the Common Stock of Medicis Pharmaceutical Corporation. As a result of this transaction, the $1,866,667 note payable to Cater Barnard was reduced by $240,307. The balance of $1,626,360 was converted into 813,180 shares of the Company's Common Stock.

         During the year ended June 30, 2002, TDMI borrowed $760,000 from Cater Barnard. In March 2002, the Company acquired the note and issued a promissory note to Cater Barnard for a like amount. The note, which was to mature on December 31,2006, bore interest at 5% per annum. The note was convertible into the Company's Common Stock, at a price of

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

NOTE 10 - NOTES PAYABLE AND DEBT CONVERSION (CONTINUED)

          Notes Payable to Cater Barnard (A Related Party)(Continued)

          $0.50 per share. On June 30, 2002, the Company agreed to the conversion of the note into 1,520,000 shares of Common Stock.

          In addition, during the year ended June 30, 2002, TDMI, Findstar and IMX borrowed an additional $1,120,427 from Cater Barnard. The Company agreed to convert $120,427 of this balance into 240,854 shares of its Common Stock. The transaction has been reflected as of June 30, 2002. On June 27, 2002, the remaining balance of $1,000,000, along with accrued interest of $75,000 due on all of the Cater Barnard notes, was converted into a $1,075,000 note due July 1, 2004. The note bears interest at 5% per annum until June 30, 2003, and 7.8% thereafter.

          Note Payable to Cater Barnard USA (A Related Party)

          As of June 30, 2002, TDMI owed $163,500 to Cater Barnard USA, a subsidiary of Cater Barnard. Cater Barnard USA agreed to settle this claim in exchange for 327,000 shares of the Company's Common Stock. This transaction has been reflected as of June 30, 2002.

          Note Payable to William Forster

          On December 11, 2001, the Company and Shalom Y'all executed and consummated an agreement providing for the deferred payment of Mr. Forster's secured claim of $67,000, the settlement and payment of his administrative claim, and for the sale to Shalom Y'all of all of the Company's subsidiaries, and its indemnification of the Company for any claims against it arising from the operation of the subsidiaries' businesses (Note 7).

          The agreement provided for a payment of $50,000 to induce Shalom Y'all to provide the indemnity. $35,000 of the indemnity amount was paid at closing. The balance, together with the $67,000 secured claim, is evidenced by a promissory note issued by the Company in the amount of $82,000. The note was due on February 28, 2002 and bears interest at the rate of 15% per annum, from December 11, 2001. On March 20, 2002 the note was re-cast to provide for the periodic payments of principal and interest to be paid from

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

NOTE 10 - NOTES PAYABLE AND DEBT CONVERSION (CONTINUED)

          Note Payable to William Forster (Continued)

          December 11, 2001. At that time, a partial principal payment of $25,000 was made and the unpaid interest of $3,333 was added to the principal of the note. Additional payments totaling $35,000 were made. On June 28, 2002, the Company issued a replacement note in the principal amount of $27,463, consisting of $22,000 of principal and $5,463 of unpaid interest. Since the end of the fiscal year, an additional $5,000 has been paid.

          Note Payable to Axciom Corporation

          As of June 30, 2002, the Company was obligated on a note payable to Axciom Corporation in the amount of $400,000 that was due on December 31, 2001. The maturity of the note was extended to February 2003.

          Note Payable to William Spero

          As of June 30, 2002, TDMI was indebted to William Spero, DMQ's former principal owner, in the amount of $114,000 plus accrued interest, as part of the acquisition of DMQ by TDMI. TDMI had defaulted under the note and several subsequent settlement agreements. On August 13, 2002, the Company entered into an agreement with Mr. Spero whereby the Company agreed to pay $172,000 to settle the note, reclaim property to which Mr. Spero was entitled as the result of the prior defaults, and pay his legal costs during the default period. The entire amount was paid subsequent to year end. Interest expense of $58,000 was recognized during the year ended June 30, 2002.

          Maturities of long-term debt at June 30, 2002 consisted of the following:

          2003                                         $       599,463
          2004                                               1,075,000
                                                       ---------------
          Total                                              1,674,463
          Less: Current Portion                               (599,463)
                                                       ---------------

                                                       $     1,075,000
                                                       ===============

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

NOTE 11 - EQUITY

          Reverse Stock Split

          On December 11, 2001, the effective date of the Plan of Reorganization, the Company had 12,898,522 shares of Common Stock issued, of which 8,132,076 were outstanding and 4,766,446 were held as Treasury Stock. All of the shares were subject to a reverse split on the basis of one share for each twenty share then issued. Any fractional shares were rounded up to the next full share. After the reverse split, the Company had 645,172 shares issued, of which 421,850 were outstanding and 238,322 held as Treasury Stock. All references to Common Stock in this report refers to the "post-reverse split" Common Stock.

          Shares Issued and to be Issued to Creditors in Bankruptcy Settlements

          Pursuant to the Plan of Reorganization, all unsecured allowed claims were to be settled on the basis of one share for every $4.00 of allowed claim, with any fractional shares to be rounded up to the next full share. Per the Plan, a total of 842,594 shares were to be issued to class 5, 6, 7 and 8 creditors. As of June 30, 2002, a total of 559,821 shares were issued and in July 2002, an additional 171,253 shares were issued, for a total of 731,074, resulting in a credit to equity of $2,924,296. The 171,253 shares issued subsequent to year end were retroactively applied and deemed issued as of June 30, 2002. The remaining 111,520 shares, valued at $446,080, have not been issued, but were included in equity as of June 30, 2002 as a credit to additional paid-in capital.

          In addition, the Company issued 15,000 Treasury Stock valued at $4.00 per share to a creditor, resulting in a credit of $60,000 to stockholders' equity.

          Shares Issued in Acquisitions

          As discussed in Note 3, in connection with the acquisitions of Findstar and TDMI, the Company issued 2,377,500 shares of common stock valued at $1,000,000, and 306,010 shares of its Class B preferred stock at no value.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

NOTE 11 - EQUITY (CONTINUED)

          Additional Investment by Cater Barnard

          As discussed in Note 3, Cater Barnard invested an additional $300,000 into the Company and was issued 75,000 shares of the Company's Common Stock. In addition, Cater Barnard invested an additional $224,800 and was issued 2,810 shares of Class B Preferred stock.

          Sale of Common Stock in Private Placements

          During the fourth quarter of fiscal 2002, the Company sold 230,000 shares of its Common Stock in private placements at $0.50 per share, aggregating $115,000.

          Shares Issued for Services

          During the fourth quarter of fiscal 2002, the Company issued 305,000 shares of its Common Stock to three consultants, for services. The shares were valued at $210,500, based on the value of the services provided.

          Conversion of Debt into Common Stock

          As discussed in Note 10, during fiscal 2002, the Company converted the following debt into shares of its Common Stock:

                                                                  Number of
          Debt Converted                                     Common Stock Issued

           $ 1,133,333                                             1,983,333
             1,626,360                                               813,180
               760,000                                             1,520,000
               120,427                                               240,854
               163,500                                               327,000
           -----------                                            ----------
           $ 3,803,620                                             4,884,367
           ===========                                            ==========

          Dividend in Arrears

          As of June 30, 2002, the Company had $544,377 of dividends in arrears related to the Series B Preferred Stock. The Company may, in its sole discretion, pay such dividends by issuing to the holders of the Class B Preferred Stock Common Stock equal in value to the amount of unpaid dividends.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

NOTE 12 - STOCK OPTIONS

          In January 2002, the Company's Board of Directors adopted the 2002 Employee Stock Option Plan ("the Plan"), subject to the approval of the Company's stockholders. All of the Company's previous stock options and other employee incentive plans, and any options granted under them, were terminated by the Plan of Reorganization.

          The new Plan reserves 5,000,000 shares of the Company's Common Stock for the issuance of options under the Plan. Not more than 100,000 shares may be granted to any Key Employee who is not an officer of the Company.

          Stock options awarded may be either Qualified or Non-Qualified pursuant to Section 442 of the Internal Revenue Code. The options generally expire 10 years after the date of grant and are not all vested. The exercise price of the options may not be less than the fair market value of the stock on the date of grant.

          As discussed in Note 3,in connection with the acquisition of Findstar and TDMI, the Company granted options to purchase 189,945 shares of its Common Stock to replace those held by TDMI's officers and employees. Of these options 60,543 were vested as of the acquisition date and 129,402 were not vested. Per EITF 00-23 "Issues Related to the Accounting for Stock Compensation under APB No. 25 and FASB Interpretation No. 44", "options or awards granted or issued by an acquirer in exchange for existing awards in a acquiree should be accounted for either as consideration for the acquisition of equity interests in the acquiree or a new awards, (depending on the vested status of the options or awards granted or issued by the acquirer), and not as a continuation of the acquiree awards."

          Based on the above, the 60,543 vested options are considered consideration for the acquisition of TDMI. However, since IMX's common stock is so thinly traded and without a viable current market (Note
          3), no value could be established for the vested options.

          The Company applies APB opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for options issued to employees. Compensation cost for stock options is measured at the intrinsic value,

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

NOTE 12 - STOCK OPTIONS (CONTINUED)

          which is the excess of the market price of the Company's common stock at the date of grant over the amount the recipient must pay to acquire the common stock. Under APB 25, no compensation expense has been recognized for the 129,402 unvested options granted.

          Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation", requires the Company to provide pro forma information regarding net income (loss) and earnings
          (loss) per share as if compensation cost for employee stock options has been determined in accordance with the fair value based method prescribed by SFAS 123.

          Due to the lack of marketability of the Company's Common Stock at the date of acquisition, the Company was unable to value the options granted.

          Stock options activity for fiscal 2002 is as follows:

                                                                                     Weighted Average
                                                        Number of Shares              Exercise Price
                                                        ----------------              --------------

      Balance on July 1, 2001                                      -                        $  -

      Options granted on date of acquisition                 189,945                         3.32
      Additional options granted                               2,376                         3.00
      Options forfeited                                     ( 22,967)                       (3.09)
      Options expired                                       (  2,111)                       (4.00)
                                                          ----------
      Balance, June 30, 2002                                 167,243                         3.34
                                                          ==========


          Stock options outstanding and exercisable at December 31, 2001 are as follows:


                           Options Outstanding                                    Options Exercisable
                        ------------------------------                          -----------------------------
                                              Weighted         Weighted                              Weighted
         Range of                             Average          Average                               Average
         Exercise       Shares                Exercise         Remaining        Shares               Exercise
         Price          Outstanding           Price            Life             Outstanding          Price
         -----          -----------           -----            ----             -----------          -----
         $3.00 -
         $4.00          167,243               $3.34             6.00             81,664            $ 4.00

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

NOTE 13 - STOCK WARRANTS

          As discussed in Note 3, in connection with the final acquisition of TDMI, IMX issued Warrants to purchase 168,056 shares of its Common Stock to the holders of TDMI Warrants. The Warrants expire on January 31, 2007. Warrants to purchase 66,000 shares have a purchase price of $1.89 and the balance have a purchase price of $3.00. Due to the lack of marketability of the Company's Common Stock at the date of acquisition, the Company was unable to value the warrants granted.

          In addition, as discussed in Note 3, the Company issued a five year Warrant to purchase 675,000 shares of the Company's post reverse split Common Stock at $4.00 per share. Due to the lack of marketability of the Company's common stock at the date of acquisition, the Company was unable to value the warrant.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

          Operating Leases

          The Company entered into four lease obligations for office space in Connecticut, Colorado, California and Cambridge.

          Connecticut Lease

          The Connecticut lease was executed into on November 10, 1998. The original term of the lease was from January 1, 1999 through December 31, 1999. The lease contained an option for the Company to extend the lease for an additional five-year period ending December 31, 2004. The Company exercised the option. In November 2001 the Company and its landlord agreed to extend the lease to December 31, 2005. During the extension period, the fixed rent would be equivalent to the fair market rent, as agreed between the Company and the Landlord.

          Colorado Leases

          The first Colorado lease was executed in November, 1998 and expired in November 2000. The second Colorado lease was executed on November 27, 2000. The term of the lease is from February 1, 2001 through January 31, 2004.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

NOTE 14 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

          California Lease

          The California lease was executed on July 17, 2001. The term of the lease is from August 1, 2001 through July 31, 2003.

          Cambridge Lease

          The Company leases its Cambridge offices under a non-cancellable operating lease which expires in 2006.

          Rent expense amounted to $229,237 and $134,216 for the years ended June 30, 2002 and 2001, respectively.

          Future minimum lease commitments under all long-term operating leases as of June 30, 2002 are as follows:

          Year ended June

          2003                                           $    134,629
          2004                                                124,343
          2005                                                 93,810
          2006                                                 60,429
                                                         ------------
          Total                                          $    413,211
                                                         ============

          Employment Agreements

          The Company has employment agreements with certain of its executives. The agreements expire through 2004, are renewable for one-year periods, and provide for approximate annual salaries as follows:

          Year ended June 30,
           2003                                             $    370,000
           2004                                                   60,000
                                                            ------------

          Total                                             $    430,000
                                                            ============


          The agreements also provide for bonus compensation based upon performance. No bonuses were earned during the year ended June 30, 2002.

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

NOTE 15 - INCOME TAXES

          At June 30, 2002, the Company had federal and state net operating losses of approximately $14,164,000, that are subject to annual limitations through 2002. The losses are available to offset future taxable income.

          The temporary differences that give rise to deferred tax asset and liability at June 30, 2002 are as follows:

           Deferred tax assets:
            Net operating losses                             $5,382,000
                                                             ----------

               Total deferred tax assets                      5,382,000

           Less valuation allowance                          (5,382,000)
                                                             ----------

               Net deferred tax assets                       $        -
                                                             ==========

          In assessing the amount of deferred tax asset to be recognized, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. It is not possible at this time to determine that the deferred tax asset is more likely to be realized than not. Accordingly, a full valuation allowance has been established for all periods presented.

          The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change", as defined by the Internal Revenue Code. Federal and state net operating losses are subject to limitations as a result of these restrictions. As stated in Note 3, the Company experienced a substantial change in ownership exceeding 50%. As a result, the Company's ability to utilize its net operating losses against future income have been significantly reduced.

          The effective tax rate for the periods ended June 30, 2002 and 2001 are as follows:

         U.S statutory tax rate                                34%
         State and local taxes                                  4
         Less: Valuation allowance                            (38)
                                                              ---
         Effective tax rate                                     0%
                                                              ===

NOTE 16 - GAIN ON SALE OF SECURITIES

          As discussed in Note 10, the Company settled a portion of its debt to Cater Barnard through the assignment of the Company's beneficial ownership of certain options issued to some of the Company's former officers. The options provided for the purchase of the Common Stock of Medicis Pharmaceutical Corporation. As a result of this transaction, the $1,866,667 note payable to Cater Barnard was reduced by $240,307. The Company recognized a gain of $240,307 in connection with this assignment.

NOTE 17 - EXTRAORDINARY GAIN

          In June 2002, the Company acquired from Envesta debts owed to Envesta by Findstar in the face amount of $955,934 for $200,000 in cash. Accordingly, the Company recognized an extraordinary gain of $755,934, net of income tax of $287,255.

NOTE 18 - SEGMENT DISCLOSURES

          The Company's reportable operating segments include Findstar and its subsidiaries, Panda Software (UK) Limited and Blue Van Limited and TDMI and its subsidiary, DMQ. Findstar's business consists of the distribution of anti-virus software known as Panda Software, one of the United Kingdom's leading anti-virus software systems. The Panda Software is also distributed outside the United Kingdom. TDMI designs, develops and distributes products and services that automate and streamline direct marketing and customer relationship management processes. DMQ, is an online market place for sellers of direct mail, providing leads, website applications, mailing lists, mailing supplies as well as other products and services.

          The Company allocates the costs of revenues and direct operating expenses to these segments.

          Operating segments for the years ended June 30, 2002 and 2001 were as follows:

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

NOTE 18 - SEGMENT DISCLOSURES (CONTINUED)

          Year ended June 30, 2002:

                                                    Findstar             TDMI/DMQ          Corporate              Total

         Revenues                                $       953,657     $     2,642,259     $          --       $     3,595,916

         Cost of revenues
                                                        (251,716)         (1,637,705)               --            (1,889,421)
                                                 ---------------     ---------------     ---------------     ---------------

         Gross profit                            $       701,941     $     1,004,554     $          --       $     1,706,495
                                                 ===============     ===============     ===============     ===============

         Depreciation
         and
         amortization                            $       117,984     $       234,217     $          --       $       352,201
                                                 ===============     ===============     ===============     ===============


         Total assets                            $       315,289     $       532,331     $       107,784     $       955,404
                                                 ===============     ===============     ===============     ===============

         Capital
         expenditures                            $        69,045     $        23,893     $          --       $        99,984
                                                 ===============     ===============     ===============     ===============


          Year ended June 30, 2001:

                                                    Findstar             TDMI/DMQ          Corporate              Total

         Revenues                                $       333,810     $       576,163     $          --       $       909,973

         Cost of revenues
                                                        (173,032)            479,136)               --              (652,168)
                                                 ---------------     ---------------     ---------------     ---------------


         Gross profit                            $       160,778     $        97,027     $          --       $       257,805
                                                 ===============     ===============     ===============     ===============

         Depreciation
         and
         amortization                            $        49,298     $       427,098     $          --       $       476,396
                                                 ===============     ===============     ===============     ===============


         Total assets                            $     1,428,858     $     2,226,490     $     1,627,144     $     5,282,492
                                                 ===============     ===============     ===============     ===============

         Capital
         expenditures                            $        36,374     $       263,712     $          --       $       300,086
                                                 ===============     ===============     ===============     ===============


NOTE 19 - SUBSEQUENT EVENTS

          On August 28, 2002, the Company signed a letter of intent to acquire 100% of the Common Stock of Healthcare Dialog, Inc. ("HDI"). HDI owns 100% of Healthcare Horizons, Inc. and 100% of Azimuth Target Marketing, Inc. The purchase price of the

                   IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

NOTE 19 - SUBSEQUENT EVENTS (CONTINUED)

        acquisition will be paid through the issuance of IMX Common Stock. It is expected that, after closing, the current shareholders of HDI will own 50% of the new company.

        On August 1, 2002, the Company borrowed $750,000 from Cater Barnard. The note evidencing the loan bears interest at 7.8% per annum and matures on August 1, 2004. It is convertible into 4 shares of IMX Common Stock for every dollar of principal and accrued interest. The note is secured by the equity in and debt from the Company's subsidiaries.

        On September 3, 2002, the Company borrowed $311,060 from Cater Barnard. The note bears interest at 5% per annum until August 31, 2003, and 7.8% per annum thereafter, and matures on September 1, 2004.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   IMX PHARMACEUTICALS, INC. (DIP)

                                   By:      /s/ Adrian Stecyk
                                       -------------------------------------
                                   Adrian Stecyk, Chief Executive Officer
                                   Date: September 27, 2002




Signature                               Title                      Date
---------                               -----                      ----

   /s/ Adrian Stecyk
-------------------------         Chief Executive Officer    September 27, 2002
Adrian Stecyk

/s/ Bruce Biegel
-------------------------         Chief Financial
Bruce Biegel                      and Accounting Officer     September 27, 2002