Form 10QSB
period 2002-09-30
IMX PHARMACEUTICALS INC
filed 2002-11-15
CIK 1051059

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.

Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________.

Commission File No. 000-30294

IMX PHARMACEUTICALS, INC.
(Name of Small Business Issuer in its Charter)

Utah (State or Other Jurisdiction of Incorporation or Organization)	87-0394290 (I.R.S. Employer Identification Number)

Third Floor, 17 State Street, New York, New York (Address of Principal Executive Offices)	10004 (Zip Code)

(Issuer’s Telephone Number) 212.509.9500

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     Yes  No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

At November 13, 2002 there were 10,159,791 shares of common stock, par value $.001 per share outstanding.

Transitional Small Business Disclosure Format (check one):     Yes   No

IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES
INDEX

PART I - Financial Information

PART II - Other Information

ITEM 2(a).	Changes in the Rights of Security Holders	19

ITEM 2(c).	Recent Sales of Unregistered Securities	19

ITEM 6.	Exhibits and Reports on Form 8-K	19-20

Back to Contents

IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30,	June 30
	2002	2002

ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$97,119	$47,320
Accounts receivable, net	411,116	370,802
Inventories	3,904	7,480
Prepaid expenses and other current assets	56,195	53,697

Total Current Assets	568,334	479,299
Property and Equipment, net	265,158	288,661
OTHER ASSETS:
Website development, net	54,795	71,987
Note receivable	100,000	100,000
Other assets	15,457	15,457

Total Other Assets	170,252	187,444

TOTAL ASSETS	$1,003,744	$955,404

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Accounts payable	$876,664	$952,902
Notes and obligations payable, current portion	400,000	599,463
Accrued expenses	1,086,784	1,068,315
Due to related parties	268,750	408,750
Deferred revenues	422,198	412,558
Other current liabilities	76,332	25,663

Total Current Liabilities	3,130,728	3,467,651
NOTES AND OBLIGATIONS PAYBLE, NET OF CURRENT PORTION	2,143,070	1,075,000
STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $.001 par value; 1,000,000 shares authorized Class B convertible preferred stock, $80.00 stated value, 350,000 shares authorized; 223,820 shares issued and outstanding	224,800	224,800
Common stock, $.001 par value; 50,000,000 shares authorized; 9,248,113 shares issued and 9,024,791 shares outstanding	9,248	9,248
Additional paid-in capital	13,199,553	13,199,553
Accumulated deficit	(17,027,730)	(16,347,789)
Cumulative translation adjustment	(99,671)	(96,805)
Less: Treasury Stock, at cost	(576,254)	(576,254)

Total Stockholders’ Deficiency	(4,270,054)	(3,587,247)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,003,744	$955,404

The accompanying notes are an integral part of these financial statements.

Back to Contents

IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)

	2002	2001

REVENUES	$1,236,783	$846,373
COST OF REVENUES	653,086	423,529

GROSS PROFIT	583,697	422,844

COSTS AND EXPENSES:
Sales and marketing	197,445	327,890
Payroll and payroll related expenses	493,146	693,020
Depreciation and amortization	42,992	102,756
Loss on website development impairment	—	116,103
Loss on fixed asset impairment	—	139,568
Loss on goodwill impairment	—	600,311
Other operating expenses	508,920	364,094

Total Costs and Expenses	1,242,503	2,343,742
LOSS FROM OPERATIONS	(658,806)	(1,920,898)
OTHER INCOME (EXPENSES):
Interest expense	(26,627)	(937)
Other income (expense)	5,492	(14,974)

Total Other Income (Expenses)	(21,135)	(15,911)
NET LOSS	(679,941)	(1,936,809)

OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustments	(2,866)	(15,222)

TOTAL COMPREHENSIVE LOSS	$(682,807)	$(1,952,031)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.08)	$—

NET LOSS PER SHARE, BASIC AND DILUTED – PRO FORMA	$—	$(0.21)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	9,024,791	9,024,791

The accompanying notes are an integral part of these financial statements.

Back to Contents

IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(679,941)	$(1,936,809)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on fixed asset impairment	—	139,568
Loss on website development	—	116,103
Loss on goodwill impairment	—	600,311
Depreciation and amortization	42,992	102,756
Changes in operating assets and liabilities:
Accounts receivable	(40,314)	(182,741)
Prepaid and other current assets	(2,498)	(22,299)
Inventories	3,576
Accounts payable and accrued expenses	(57,769)	432,434
Current liabilities – Due to related parties	60,000	—
Other current liabilities	50,669	32,831
Deferred revenues	9,640	31,642

Net Cash Used in Operating Activities	(613,645)	(686,204)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,297)	(9,815)

Net Cash Used in Investing Activities	(2,297)	(9,815)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans from related parties	1,068,070	—
Repayment of debt	(399,463)	(3,169)

Net Cash Provided by (Used in) Financing Activities	668,607	(3,169)

Effect of exchange rate changes on cash	(2,866)	222
Increase (decrease) in cash and cash equivalents	49,799	(698,966)
Cash and cash equivalents, beginning of year	47,320	738,216

Cash and cash equivalents, September 30,	$97,119	$39,250

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

Back to Contents

IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

     The condensed consolidated balance sheet as of September 30, 2002, the condensed consolidated statements of operations for the three months ended September 30, 2002 and 2001, and the condensed consolidated statements of cash flows for the three months ended September 30, 2002 and 2001 are unaudited. However, in the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and for all periods presented, have been made. The results of operations for the three-month period ended September 30, 2002 are not necessarily indicative of the operating results for the full year.

     These condensed consolidated financial statements and notes are presented in accordance with rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s June 30, 2002 Form 10-KSB.

Principles of Consolidation

     The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Findstar, plc, (“Findstar”), ThinkDirectMarketing, Inc. (“TDMI”), TDMI’s wholly-owned subsidiary, DirectMailQuotes, LLC (“DMQ”), and Findstar’s wholly-owned subsidiaries, Panda Software (UK) Limited and Blue Van Limited (formerly Panda Antivirus Software Limited). All significant intercompany balances and transactions have been eliminated.

Reporting Period

     As further explained in Note 3, the acquisition of Findstar and TDMI in December 2001 was accounted for as a capital transaction, in a reverse acquisition and recapitalization. No goodwill or other intangible assets were recorded. Both Findstar and TDMI were deemed to be the accounting acquirers and the Company was deemed the legal acquirer. The accompanying condensed consolidated financial statements for the three months ended September 30, 2002

Back to Contents

IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (CONTINUED)

depict the results of operations of the Company and its wholly-owned subsidiaries. The accompanying condensed consolidated financial statements for the three months ended September 30, 2001 depict the results of operations of Findstar and TDMI and their wholly owned subsidiaries only.

NOTE 2 – BANKRUPTCY AND REORGANIZATION

     On November 20, 2000 the Company and its wholly-owned subsidiary, imx-eti LifePartners, Inc. (“imx-eti”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida, West Palm Beach Division. On December 27, 2000, the Bankruptcy Court ordered the joint administration of the two cases.

     On August 10, 2001, the Company filed its Third Amended Plan of Reorganization (the “Plan”). The Plan provided that all administrative expenses, priority tax claims and US Trustee’s fees would be paid in full. The Plan also provided for nine Classes of Claims, each treated in its own way.

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

Back to Contents

IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Unaudited)

NOTE 2 – BANKRUPTCY AND REORGANIZATION (CONTINUED)

     While the bankruptcy case was pending, imx-eti and the Company’s other subsidiaries, Sarah J, Inc. (d/b/a Mother 2 BeTM), ProctozoneTM, Inc., PodiatrxTM, Inc., and IMX Select Benefits Corporation (which were never parties to the bankruptcy proceedings) maintained minor activity.

     All of the Company’s operations were conducted through its subsidiaries. All of the Company’s pharmaceutical and direct marketing subsidiaries were sold on December 11, 2001; The losses resulting from these subsidiaries were closed to additional paid-in capital pursuant to Generally Accepted Accounting Principles “fresh start accounting” rules on December 31, 2001.

NOTE 3 – ACQUISITIONS

Acquisitions of Findstar and TDMI

     On September 30, 2001, the Company, as purchaser, entered into an agreement (the “Purchase Agreement”) with Cater Barnard plc, f/k/a VoyagerIT.com (“Cater Barnard”) and Envesta plc (“Envesta”), as sellers for the acquisitions of TDMI and Findstar.

     Pursuant to the Purchase Agreement, the Company acquired Findstar and 17.5% of the equity of TDMI in December 2001, with the remaining equity interest of TDMI acquired in January 2002.

     As a result of the Company having disposed of all of its prior subsidiaries, the Company had minimal net assets prior to this acquisition. In addition, since Cater Barnard and Evesta would hold approximately 86% of the equity of the Company after the acquisition, assuming conversion of the Class B Preferred Stock and the Warrant issued as part of the acquisition price, the Company accounted for the acquisition as a capital transaction, in a reverse acquisition and recapitalization. No goodwill or other intangible assets were recorded. Both Findstar and TDMI were deemed to be the accounting acquirers and the Company was deemed the legal acquirer.

NOTE 4 – GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements have been presented assuming the continuity of the Company as a going concern. However, the Company has incurred

Back to Contents

IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Unaudited)

NOTE 4 – GOING CONCERN CONSIDERATIONS (CONTINUED)

substantial losses resulting in an accumulated deficit of $16,997,730 as of September 30, 2002 after a fresh start accounting effective December 31, 2001. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.

Management’s plans with regards to this issue are as follows:

•	To raise capital in the public market as needed, and

•	To seek additional loans from its existing shareholders.

     Presently, the Company cannot ascertain the eventual success of management’s plans with any degree of certainty. The accompanying consolidated financial statements do not include any adjustments that might result from the eventual outcome of the risks and uncertainty described above.

NOTE 5 – FIXED ASSETS IMPAIRMENT

     During the quarter ended September 30, 2001, management determined that the fair value of certain computers and other equipment were less than their current book value. Accordingly, the Company recorded asset impairments of $139,568.

NOTE 6 – WEBSITE DEVELOPMENT IMPAIRMENT

     During the quarter ended September 30, 2001, the Company determined that the carrying amount of its website exceeded its fair value by approximately $116,000. Accordingly, an impairment loss of that amount was recognized and included in the condensed consolidated statement of operations.

NOTE 7 – GOODWILL IMPAIRMENT

     During the quarter ended September 30, 2001, management determined that the carrying amount of goodwill associated with the acquisition of DMQ by TDMI was impaired. Accordingly, the Company recorded a loss of $600,311 on goodwill impairment.

Back to Contents

IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Unaudited)

NOTE 8 – NOTE RECEIVABLE

     On December 11, 2001, the Company and Shalom Y’all, Inc. (“Shalom”), a company wholly-owned by William A. Forster, the Company’s former Chairman and CEO, executed a settlement agreement that provided for the deferred payment of Mr. Forster’s secured claim, the settlement and payment of his administrative claim, the sale to Shalom of the Company’s subsidiaries, and the indemnification of the Company for any claims against it arising from the operation of the subsidiaries’ businesses.

     The purchase price for the subsidiaries was $100,000. The obligation to make this payment is evidenced by a promissory note issued by Shalom Y’all, Inc.’s payable in three years. The note is secured by the pledge of 25,000 shares of Mr. Forster’s Common Stock.

NOTE 9 – DUE TO RELATED PARTIES

     At September 30, 2002, the Company owed $268,750 to Cater Barnard USA, a company owned by Cater Barnard, for office facilities and other services performed on behalf of the Company.

     In addition, at June 30, 2002, the Company was indebted in the amount of $200,000 to Envesta, plc, a Company in which Cater Barnard has an 86% interest in, in connection with the Company acquiring from Envesta debts owed to Envesta by Findstar. The $200,000 was paid during the quarter ended September 30, 2002.

NOTE 10 – NOTES PAYABLE

     Notes payable consisted of the following as of September 30, 2002 and June 30, 2002, respectively:

Back to Contents

IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Unaudited)

NOTE 10 – NOTES PAYABLE (CONTINUED)

	September 30,	June 30,
	2002	2002

	(Unaudited)
Notes payable to Cater Barnard, plc,	$2,143,070	$1,075,000
Note payable to William Forster	—	27,463
Note payable to Axciom Corporation due in February, 2003	400,000	400,000
Note payable to William Spero	—	172,000

Total	$2,543,070	$1,674,463

Notes Payable to Cater Barnard

     During the year ended June 30, 2002, TDMI, Findstar and IMX borrowed $1,120,427 from Cater Barnard. The Company agreed to convert $120,427 of this balance into 240,854 shares of its Common Stock. The transaction has been reflected as of June 30, 2002. On June 27, 2002, the remaining balance of $1,000,000, along with accrued interest of $75,000 due on all of the Cater Barnard notes, was converted into a $1,075,000 note due July 1, 2004. The note bears interest at 5% per annum until June 30, 2003, and 7.8% thereafter. Accrued interest on the note as of September 30, 2002 amounted to $13,437.

     During the quarter ended September 30, 2002, the Company borrowed $750,010 from Cater Barnard. The note evidencing the loan bears interest at 7.8% per annum and matures on August 1, 2004. It is convertible into 4 shares of IMX Common Stock for every dollar of principal and accrued interest. The note is secured by the equity in and debt from the Company’s subsidiaries. Accrued interest on this note amounted to $9,841 at September 30, 2002.

     During the quarter ended September 30, 2002, the Company borrowed $311,060 from Cater Barnard. The note bears interest at 5% per annum until August 31, 2003, and 7.8% per

Back to Contents

IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Unaudited)

NOTE 10 – NOTES PAYABLE (CONTINUED)

Notes Payable to Carter Barnard (Continued)

annum thereafter, and matures on September 1, 2004. Accrued interest on this note amounted to $1,296 at September 30, 2002.

Note Payable to William Forster

     On December 11, 2001, the Company and Shalom Y’all executed and consummated an agreement providing for the deferred payment of Mr. Forster’s secured claim of $67,000, the settlement and payment of his administrative claim, and for the sale to Shalom Y’all of all of the Company’s subsidiaries, and its indemnification of the Company for any claims against it arising from the operation of the subsidiaries’ businesses (Note 8).

     The agreement provided for a payment of $50,000 to induce Shalom Y’all to provide the indemnity. $35,000 of the indemnity amount was paid at closing. The balance, together with the $67,000 secured claim, is evidenced by a promissory note issued by the Company in the amount of $82,000. The note was due on February 28, 2002 and bears interest at the rate of 15% per annum, from December 11, 2001. On March 20, 2002 the note was re-cast to provide for the periodic payments of principal and interest to be paid from December 11, 2001. At that time, a partial principal payment of $25,000 was made and the unpaid interest of $3,333 was added to the principal of the note. Additional payments totaling $35,000 were made. On June 28, 2002, the Company issued a replacement note in the principal amount of $27,463, consisting of $22,000 of principal and $5,463 of unpaid interest. The note was paid during the quarter ended September 30, 2002.

Note Payable to Axciom Corporation

     As of June 30, 2002, the Company was obligated on a note payable to Axciom Corporation in the amount of $400,000 that was due on December 31, 2001. The maturity of the note was extended to February 2003.

Note Payable to William Spero

     As of June 30, 2002, TDMI was indebted to William Spero, DMQ’s former principal owner, in the amount of $114,000 plus accrued interest, as part of the acquisition of DMQ by TDMI.

Back to Contents

IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Unaudited)

NOTE 10 – NOTES PAYABLE (CONTINUED)

Note Payable to William Spero (Continued)

     TDMI had defaulted under the note and several subsequent settlement agreements. On August 13, 2002, the Company entered into an agreement with Mr. Spero whereby the Company agreed to pay $172,000 to settle the note, reclaim property to which Mr. Spero was entitled as the result of the prior defaults, and pay his legal costs during the default period. Interest expense of $58,000 was recognized during the year ended June 30, 2002. The note was paid during the quarter ended September 30, 2002.

     Maturities of long-term debt at September 30, 2002 consisted of the following:

2003	$400,000
2004	2,143,070

Total	2,543,070
Less: Current Portion	(400,000)

$2,143,070

NOTE 11 – EQUITY

Shares Issued and to be Issued to Creditors in Bankruptcy Settlements

     Pursuant to the Plan of Reorganization, all unsecured allowed claims were to be settled on the basis of one share for every $4.00 of allowed claim, with any fractional shares to be rounded up to the next full share. Per the Plan, a total of 842,594 shares were to be issued to class 5, 6, 7 and 8 creditors. As of September 30, 2002, a total of 731,074 shares have been issued, resulting in a credit to equity of $2,924,296. The remaining 111,520 shares, valued at $446,080, have not been issued, but are included in equity as of September 30, 2002 as a credit to additional paid-in capital.

Modification of Class B Preferred Stock

     As of June 30, 2002, the Company had $544,377 of dividends in arrears related to the Series B Preferred Stock. However, the provision for payment or accumulation of dividends on the Series B Preferred Stock, payable in cash or Common Stock, at the Company’s election, was subsequently eliminated. Furthermore, the number

Back to Contents

IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Unaudited)

NOTE 11 – EQUITY (CONTINUED)

Modification of Class B Preferred Stock (Continued)

of shares of Common Stock to be issued upon conversion of each Preferred share doubled to 40 instead of 20 as previously provided. This was accomplished by reducing the conversion price to $2.00 per share of Common Stock.

NOTE 12 – SEGMENT DISCLOSURES

     The Company’s reportable operating segments include Findstar and its subsidiaries, Panda Software (UK) Limited and Blue Van Limited and TDMI and its subsidiary, DMQ. Findstar’s business consists of the distribution of anti-virus software known as Panda Software, one of the United Kingdom’s leading anti-virus software systems. The Panda Software is also distributed outside the United Kingdom. TDMI designs, develops and distributes products and services that automate and streamline direct marketing and customer relationship management processes. DMQ, is an online market place for sellers of direct mail, providing leads, website applications, mailing lists, mailing supplies as well as other products and services.

     The Company allocates the costs of revenues and direct operating expenses to these segments.

     Operating segments for the quarter ended September 30, 2002 and 2001 were as follows:

     Quarter ended September 30, 2002:

	Findstar	TDMI/DMQ	Corporate	Total

Revenues	$275,371	$961,412	$—	$1,236,783
Cost of revenues	(101,730)	(551,356)	—	(653,086)

Gross profit	$173,641	$410,056	$—	$583,697

Depreciation and amortization	$3,897	$39,095	$—	$42,992

Total assets	$283,912	$607,094	$112,738	$1,003,744

Capital expenditures	$—	$2,297	$—	$2,297

Back to Contents

IMX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Unaudited)

NOTE 12 – SEGMENT DISCLOSURES (CONTINUED)

Quarter ended September 30, 2001:

	Findstar	TDMI/DMQ	Corporate	Total

Revenues	$322,064	$524,309	$—	$846,373
Cost of revenues	(121,604)	(301,925)	—	(423,529)

Gross profit	$200,460	$222,384	$—	$422,844

Depreciation and amortization	$24,114	$78,642	$—	$102,756

Total assets	$1,561,751	$712,890	$1,622,016	$3,896,657

Capital expenditures	$—	$9,815	$—	$9,815

NOTE 13 – PENDING ACQUISITION

     On August 28, 2002, the Company signed a letter of intent to acquire 100% of the Common Stock of Healthcare Dialog, Inc. (“HDI”). The purchase price of the acquisition will be paid through the issuance of IMX Common Stock. It is expected that, after closing, the current shareholders of HDI will own 50% of the company.

     On November 7, 2002, the Board of Directors and HDI reached a definitive agreement to merge the Company and HDI. The merger will be on an approximate one on one basis. The merger is subject to obtaining sufficient financing. The Company will file the required audited and pro-forma financial statements within seventy five days after the merger is consummated.

Back to Contents

Item 2.     Management’s Discussion and Analysis or Plan of Operation.

General

     IMX Pharmaceuticals, Inc. (the “Company”) is a technology driven marketing and sales solution Company that provides direct mail and telemarketing services through its wholly owned subsidiaries ThinkDirectMarketing, Inc. (TDMI) and Findstar, plc. In August 2002 the Company signed a letter of intent to acquire Healthcare Dialog, Inc., a leading provider of relationship marketing communications services to the healthcare industry, and certain related companies. A definitive agreement was completed in November 2002. The closing, planned for around the year’s end, is subject, among other things, to the conclusion of certain Company financings. The merged company will operate under the new name, Dialog Group.

     During December 2001, the Company emerged from reorganization and its old operations and businesses were exited and/or disposed. The Company subsequently acquired Think Direct Marketing, Inc (“TDMI”) and Findstar, PLC (“Findstar”).

Description of TDMI and Findstar

     TDMI is a US company that provides businesses the ability to target, create, print and execute a direct marketing campaign online from their desktop computer. TDMI offers online subscribers access to consumer and business databases containing opt-in information on over 100 million US consumers that can be searched both geographically, demographically, income, and other personal profiles. In addition to its subscription products TDMI offers thousands of specialized consumer lists from the nations largest data compilers including Acxiom, Inc, InfoUSA and Equifax. To complement these data services TDMI has made available to its customers the ability to use its online mailing solutions to execute direct mail campaigns from the desktop.

     TDMI Partners include: United States Postal Service (which has access to approximately 250 million households and 16 million businesses); Microsoft, a worldwide leader in software, services and Internet technologies for personal and business computing; Avery Dennison, a global leader in label & office products; Acxiom, one of the leading aggregators of direct marketing lists in the world; Claritas, a leading provider of marketing information solutions, including marketing databases, industry-expertise, data access and analysis; U.S.A. Direct, a provider of direct mail production services including design, printing, inserts; National Association of Insurance and Financial Advisors (NAIFA) consisting of approximately 70,000 insurance and financial advisors worldwide; National Restaurant Association, the leading business association for the restaurant industry, comprised of 858,000 restaurants; Artisoft, a provider of computer telephony systems; and Interactive Intelligence, a developer of enterprise software for call centers.

     TDMI’s direct mail, mailing services, and telemarketing products are specifically tailored to provide a cost- effective and powerful direct marketing solution for new

Back to Contents

customer acquisition and customer retention to the more than 20 million small and medium size businesses in the United States. Products and services are delivered from the Company’s web site and sales offices in the U.S. In addition, the Company is a frequent speaker at the United States Postal Services “Direct Mail Made Easy” seminar series. The Company presented at more than 40 seminars in the first 9 months of 2002.

     In April 2001, TDMI completed the acquisition of DirectMailQuotes, LLC (“DMQ”) to further expand into direct product sales to the letter shop channel. DMQ through its MailMogul professional brand, provides mailing list acquisition, mailing supplies, National Change of Address (NCOA) for data cleansing and enhancement and the industries premier lead generation service, Directmailquotes.com, for the letter shop channel. As DMQ was also one of the five USPS partners, the acquisition consolidated TDMI’s position as the Postal Services leading affiliate.

     Findstar plc is a sales led organization with telemarketing capabilities currently selling and distributing on an exclusive basis the Panda Software anti-virus software and products in the UK.

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

Results of Operations

     The Company’s operations reflected in this quarter’s financial statements include both its Findstar and TDMI subsidiaries. The Company’s pharmaceutical and direct marketing subsidiaries were sold during the last quarter of 2001 and are not included in the financial statements because their operations were discontinued. The losses resulting from these subsidiaries were netted against additional paid in capital in a fresh start accounting on December 31, 2001.

     TDMI:

     For the three months ended September 30, 2002, TDMI’s consolidated net sales (including DMQ) were approximately $961,000 as compared to approximately $524,000 for the same period ended September 30, 2001, an increase of about $437,000 or more than 80%. The improved results are due to 1) the continued growth of the data and service product lines in the small and medium business area, and 2) growth in new customer re-orders and renewals in the letter shop channel and 3) new customer acquisition and retention for the DigitalData call center services products. During this

Back to Contents

period TDMI recorded record unit sales for its data subscription products and specialty lists services.

     TDMI’s gross margin on sales for the third quarter of 2002 was almost 43%, approximately the same during this quarter in 2001.

     TDMI’s consolidated total operating expenses were approximately $860,000 for the three months ended September 30, 2002. This compares with approximately $2,041,000 for the same period ended September 30, 2001. The decrease between periods, year to year, at a time of greatly increased overall sales was accomplished by 1) the reduction of advertising and marketing expenses as the channel sales programs generated significantly more qualified sales prospects for our sales team and web sites and 2) customer reorders reduced acquisition costs. At the same time, with the completion of several product development efforts and consolidation of operations with DMQ, we have been able to reduce our administrative costs.

     For the three months ended September 30, 2002, TDMI’s consolidated net loss from operations was approximately $(450,000). This represents an improvement from net losses of about $(1,819,000) in the period ending September 30, 2001. Increased sales during this period combined with reduced marketing and administrative expenses combined to improve the bottom line. The decrease in net loss is also partly due to the non-recurrence of a $600,000 loss on goodwill impairment, a $116,000 loss on website impairment, and a $140,000 loss on fixed assets impairment during 2001.

     This was TDMI’s sixth consecutive quarter of improved performance, including gains in sales, reduction in operating expenses, and improvement in gross profit.

     Findstar:

     For the three months ended September 30, 2002, the Findstar’s consolidated net sales were approximately $275,000, as compared to $322,000 for the same period ended September 30, 2001. This decrease is due to a decrease in completed sales transactions. Also, the 2001 figures included two unusually large transactions totaling around $117,000.

     The Findstar’s gross profit margin for the three months ended September 30, 2002 were both approximately 63%. The margins for the three months to September 30, 2001 approximately 62%.

     The Findstar’s total operating expenses were approximately $287,000 for the three months ended September 30, 2002. Operating expenses for same period to September 30, 2001 were approximately $303,000 respectively.

     For the three months months ended September 30, 2002, the Findstar’s net (loss) from operations was approximately $(113,000). The approximate net (loss) from operations for the three months to September 30, 2001 was approximately $(102,000).

Back to Contents

     IMX Administrative Costs:

     IMX’s central administrative costs reflect the resumption of corporate activity after the Effective Date of the Plan of Reorganization. They were $96,000 during the third quarter of 2002. Administrative costs for the same period during 2001 are not comparative to the 2002 numbers as the Company was operating a different business. IMX operations for the quarter ended September 30, 2001 are not presented.

Liquidity & Capital Resources

     On September 30th, 2002, the Findstar’s consolidated financial condition included a working capital deficit, excluding inter-company items, of about $(563,000) as compared to a deficit of approximately $(598,000) at June 30, 2002.

     At the end of September, TDMI had a working capital deficit of approximately $(1,319,000) as compared to a deficit of about $(1,394,000) on June 30, 2002.

     IMX had a consolidated working capital deficit of approximately $(2,562,000) on September 30, 2002 as compared to a deficit of approximately $(2,988,000) at June 30, 2002. During the quarter ended September 30, 2002, the Company borrowed over $1 million from related parties and paid almost $400,000 in short term debt.

Inflation

     Inflation rates in the United States have not had a significant impact on operating results for the periods presented.

Cautionary Statement Regarding Forward-Looking Statements

     Certain statements contained in this item and elsewhere in this report regarding matters that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. All statements that address operating performance, events or developments that management expects or anticipates to incur in the future, including statements relating to sales and earnings growth or statements expressing general optimism about future operating results, are forward-looking statements. The forward-looking statements are based on management’s current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained in management’s forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, competitive pressures, inadequate capital, unexpected costs, lower revenues and net incomes and forecasts, the possibility of fluctuation and volatility of the Company’s operating results and condition, inability to carry out marketing and sales plans, and loss of key executives, among other things.

Back to Contents

Item 4     Submission of Matters to a Vote of Security Holders

     On November 4, 2002, the Company held its annual shareholders meeting. All four directors nominated by management, constituting the entire board of directors were elected and all four proposals were adopted. The successful nominees were Stephen, Dean, Adrian Stecyk, Dean Eaker, and Lyndon Chapman were unanimously elected. The 2002 Employee Stock Option Plan, the change of the Company’s state of incorporation to Delaware, the reduction of the conversion price of the Company’s Class B Preferred Stock, and an increase in the authorized number of shares of Common Stock to 100,000,000 were also adopted without a dissenting vote. 7,535,617 shares of Common Stock and 154,248 shares of Class B Preferred were voted for the election of each director and in favor of each other item except for the Class B revisions. With respect to that question, the holders of 7,535,617 shares of Common Stock and 203,894 shares of Class B Preferred consented to the proposal. No proxies were solicited or used in connection with the annual meeting.

Item 5.     Election of Director

     On October 4th, The company received Bruce Biegel’s resignation as an officer of TDMI and the Company and as a Company Director. He has not been replaced. Mr. Biegel’s resignation was not the result of any dispute.

Back to Contents

Part II. Other Information

     Items 1, 3, 4, and 5 are omitted as they are either not applicable or have been included in Part I.

Item 2, (a) Changes in the Rights of Security Holders

     At the annual meeting, the holders of a majority of both classes approved changes in the provisions of the Class B Preferred Stock. The changes accomplish all of the following:

1.	The number of shares of Common Stock to be issued upon conversion of each preferred share shall be doubled to 40 instead of 20 as presently provided. This is accomplished by reducing the conversion price to $2.00 per share of Common Stock.

2.	The present provision for further adjustments of the conversion price, intended to protect against dilution upon the issuance of shares of Common Stock at prices below the conversion price, is eliminated.

3.	The provision for payment or accumulation of dividends at a rate of five (5%) percent per annum, payable in cash or Common Stock, at the Company’s election, is eliminated.

Item 2, (c) Recent Sales of Unregistered Securities

     None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description

3.8	Certificate of Incorporation of Dialog Group, Inc.

3.9	Agreement of Merger between IMX Pharmaceuticals and Dialog Group Inc.

3.10	Delaware Certificate of Merger between IMX Pharmaceuticals and Dialog Group Inc.

10.1	IMX Pharmaceuticals, Inc. 2002 Stock Option Plan.

Back to Contents

(b)	Reports on Form 8-K
None

Back to Contents

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this quarterly report on Form 10-QSB to be signed in its behalf by the undersigned thereunto duly authorized on the 14th day of November 2002.

IMX PHARMACEUTICALS, INC

By:	/s/ Adrian Stecyk
Adrian Stecyk, President