Form 10KSB
period 2002-12-31
IMX PHARMACEUTICALS INC
filed 2003-03-31
CIK 1051059

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              REPORT ON FORM 10-KSB
(Mark one)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the year ended December 31, 2002

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the
         transition period from                to               .
                                --------------    --------------

                          Commission File No. 000-30294
                                              ---------

                               DIALOG GROUP, INC.
                 ---------------------------------------------
                 (Name of Small Business Issuer in its Charter)


           Delaware                                         87-0394290
           --------                                         ----------
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                         Identification Number)

Twelfth Floor, 257 Park Avenue South, New York, NY                      10010
--------------------------------------------------                   ----------
         (Address of Principal Executive Offices)                    (Zip Code)

212.254.1917
---------------------------------------
(Issuer's Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:  None.
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value per share.

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes / / No /X/

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation SB is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10SKB or any other amendment to this Form 10SKB. / /

         State issuer's revenues for the most recent fiscal year: $4,817,709

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market values shall be computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of a specified date within the past 60 days: $ 8,000,000 based on the last sale price of $0.40 on March 25, 2003.

         Check whether the issuer has filled all documents and reports required to be filed by section 12, 13, or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes /X/ No / /

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 63,512,378.

         Documents Incorporated By Reference: Items 9, 10, 11, and 12 are incorporated from the Information Statement included in Schedule 14C to be filled within 30 days of the filing hereof.

PART I

Item 1.  Description of Business

General

         At the end of the previous Fiscal Year, Dialog Group, Inc. (formerly known as IMX Pharmaceuticals, Inc.) (the "Company") emerged from bankruptcy, disposed of its old operations, and acquired two new subsidiaries Findstar, PLC ("Findstar") and Think Direct Marketing, Inc ("TDMI"). The acquisition of TDMI was completed in January, 2002. The results of operations reported in this Annual Report reflect only those of TDMI, DirectMailQuotes, LLC ("DMQ"), and Findstar.

         In August 2002 the Company signed a letter of intent to acquire Healthcare Dialog, Inc. ("Healthcare Dialog"), a leading provider of relationship marketing communications services to the healthcare industry. A definitive agreement was signed in November, 2002. Effective March 1, 2003, Healthcare Dialog merged with a subsidiary of the Company.

         At the end of 2002, the Company signed a letter of intent to acquire IP2M, Inc. ("IP2M"), a marketing company that has developed a unique marketing platform in healthcare that integrates radio, television, and the Internet to assist clients in targeting consumers. A definitive agreement was signed on February 24, 2003 and, effective March 1, 2003, IP2M also merged with a Company subsidiary.

Description of TDMI, DMQ, and Findstar

         TDMI designs, develops, and distributes online products and services that automate and streamline the direct marketing process. TDMI's direct mail, mailing services, and telemarketing products are specifically tailored to provide a cost-effective and powerful direct marketing solution for new customer acquisition and customer retention to the more than 20 million small and medium size businesses in the United States

         TDMI has developed several scaleable and complementary lines of data management products and professional direct mail services. TDMI has marketing agreements to provide direct mail and telemarketing services with major Corporations and business service partners that serve the small and medium business marketplace including the United States Postal Service ("USPS"), Interactive Intelligence Inc, the National Restaurant Association, and the National Association of Insurance and Financial Advisors. TDMI's ThinkDirectMail Product line is unique in the industry:, the only totally buyer driven and controlled technology that allows subscribers to select and acquire their mailing lists on an as need basis, almost totally replacing all internal data support staff. DigitalData, TDMI's call center data platform has been integrated for access and endorsed by major Call Center and CRM solution providers. This opens their extensive reseller channels to TDMI. DigitalData is considered by the industry one of the top providers in the industry for real time identification data.


         DMQ, under the Mail Mogul name, provides high quality products and services directly to professional mail shops. Mail Mogul it is the only 24 hours a day one-stop source for mailing supplies, mailing lists, National Change of Address and other data services. Mail Mogul's Request For Quote program is the first and largest online lead generation system for direct mailers.

         Mail Mogul's diverse product line and direct access to major list brokers and direct mail suppliers allows Mail Mogul to pass on large volume discounts on high quality products to the over 5,600 mail shops nationwide. These programs are why Mail Mogul is one of five affiliate merchant partners featured prominently by the United States Postal Service.
         In addition, the TDMI and DMQ are the lead speaker on lists and data at the United States Postal Services "Direct Mail Made Easy" seminar series. The Company presented at all 15 seminars held during the first quarter of 2003 and will participate in the 51 seminars planned by the Postal Service for the rest of this year.

         Findstar

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

         Following a period of considerable change, including relocating two operating offices into the single Cambridge location, and changes to senior personnel, the new management had formulated a new strategy for the development and expansion of the business. This strategy included the launch of the Panda Business Partner program which in a 5 month period resulted in signing over 200 resellers, the program has been developed further in 2003 and includes the appointment of 5 of the leading UK distributors.

          Panda Software was established in Spain in 1990 and is currently one of the major providers of anti-virus software to the Spanish market and a developing presence throughout Europe and the USA.

         Panda UK was established in 1999 to acquire the exclusive licence for Panda Software products. Findstar was incorporated in January 2001 as the holding company for Panda UK.

Description of New Acquisitions

         On March 1, 2003, the Company completed its pending acquisitions of Healthcare Dialog and IP2M.

         Healthcare Dialog

         Healthcare Dialog is a provider of relationship marketing communications services to the healthcare industry. Healthcare Dialog provides pharmaceutical companies with a suite of integrated healthcare-specific campaign creation and management capabilities - including strategic and creative services, interactive communication services, patient/consumer target identification, and database enhancement and management services. Combining these services into integrated programs, Healthcare Dialog creates, launches, and continually upgrades a wide range of targeted and highly customizable direct and interactive marketing campaigns. Clients rely on Healthcare Dialog to help establish and build more valuable and longer lasting relationships with physicians, patients, and consumers over a broad array of permission-based contact points, including Internet websites, opt-in e-mails, digital, on-demand print, direct mail and telemarketing. Healthcare Dialog provides clients with comprehensive healthcare expertise, access to databases of more than 100 million households, experience in scalable mass personalization distribution technology, capabilities in syndicated marketing campaigns and track record of successfully delivering professional results.

         Past and present Healthcare Dialog clientele includes global pharmaceutical leaders such as Novartis AG and Schering-Plough Corp. Healthcare Dialog partners with numerous client-side brand teams and sales force management teams and wide ranging experience with both mass market and niche client brands, including such household names as Coppertone(R).

         Healthcare Dialog's revenue and net income depend heavily on relationships with a limited number of large companies in the healthcare industry. Healthcare Dialog's two largest clients Novartis AG and Schering-Plough Corp. accounted for over 90% of its revenue in fiscal year 2002.

         IP2M

         IP2M is a marketing company that has developed a unique marketing platform in healthcare that integrates radio, television, and the Internet to assist clients in targeting consumers. IP2M offers a national solution using the existing loyalty of the local radio and television stations to drive traffic to the client's content and advertising within the IP2M platform.

         IP2M offers its clients
         o Specialized advertising, marketing, and promotional programs to targeted consumers at competitive rates.
         o Broad coverage through exclusive content partnerships with leading media companies (including Clear Channel Radio, Morris Communications, Nassau Media Partners, Hispanic Broadcasting, Granite Broadcasting Corp. and through Internet Broadcasting Systems (IBS) with Hearst Television, Post Newsweek Television, McGraw Hill Television, and Freedom Television.)
         o Proprietary content and distribution technology.
         o On line and on air media purchasing.
         o Web site design and service.

         Typically, IP2M will provide healthcare-related content to a media partners' branded website and sell the entire "package" of radio, television and online media to its healthcare customers. Through its media partnerships, IP2M has immediate access to over 1,000 radio and television stations and an audience in excess of 100,000,000 people. Each of these radio and television stations is sending consumers to their websites. Thus, IP2M receives the benefit of its media partners' existing website viewers. IP2M's unique technology allows it to distribute different content and advertising to each site based on market and demographics in a scalable manner. Through its network of thousands of websites, radio and television stations, IP2M is able to reach and specifically target millions of consumers on a nation-wide basis and provide customization based on product and market segmentation. As IP2M integrates all media, it has become a "one stop shop" offering clients cost-efficiencies that they cannot find anywhere else in the $15 billion healthcare advertising market.

         IP2M tracks results, supplies objective performance measures, and is able to maximize its clients' return on investment. Clients have found IP2M's health channel to be 5 times more effective than print media alone and 10 times more effective than the Internet without any broadcast support in directing viewers to the clients' own website.

         IP2M's clients for 2002 included Roche Pharmaceutical, Pfizer, GlaxoSmithKline, Depuy Johnson & Johnson, Takeda Pharmaceuticals, Novartis, St Luke's Hospital and Quality Medical Management. Each client has extended its campaign, engaged IP2M for additional brands, or placed IP2M on its 2003 media plan.

         IP2M's largest clients during 2002 were Depuy, Johnson and Johnson, Quality Medical, and 4MyChild.

Description of the Transactions

         Findstar and TDMI

         At the end of 2001, Envesta transferred all of its ownership of Findstar and Cater Barnard transferred all its interests in TDMI to the Company. Cater Barnard's interests in TDMI consisted of $4,000,000 of TDMI convertible promissory notes, seventeen and one-half percent (17.5%) of the equity of TDMI, and an option ("Option") to acquire the remaining eighty-two and one-half percent (82.5%) of the TDMI equity. On January 31, 2002, the Company exercised the Option and acquired the balance of the TDMI equity.

         In exchange for Cater Barnard's and Envesta's interests, the Company issued to them a total of 225,000 shares of its newly created Class B Convertible Preferred Stock, its promissory notes in the aggregate principal amount of $3,000,000, and 1,500,000 shares of its Common Stock. Until conversion, each share of the Class B Preferred Stock will cast one vote for each share of Common Stock into which it can be converted. Envesta has subsequently converted its Class B Preferred into Common Stock and the notes were converted into Common Stock as well.

         Upon exercise of the Option, IMX issued to the holders of the remaining TDMI equity a total of 81,010 shares of its Class B Preferred Stock. At the same time, as required by the agreement creating the Option, IMX issued warrants to purchase 168,056 shares of its Common Stock to the holders of TDMI warrants ("Warrants"), and stock options to the existing TDMI employees under the Company's newly adopted 2002 Stock Option Plan (the "Plan") to purchase 189,945 shares of Common Stock ("Stock Options").

         Healthcare Dialog

         The Company issued 30,075,219 shares of its Common Stock and 183,235 shares of its Class B-1 Preferred Stock in exchange for all of Healthcare Dialog's outstanding equity. The Class B-1 Preferred is identical in all respects to the existing Class B Preferred Stock.

         IP2M

         Upon consummation of the merger between IP2M and a wholly owned subsidiary of DGI, the Registrant issued 6,186,844 shares of its Common Stock and 44,267 shares of its Class B-1 Preferred to the present IP2M shareholders. After the closing, the IP2M shareholders may share approximately 700,000 additional shares of Common Stock if certain financial goals are met. Also, please see "Additional Acquisitions" below for a description of possible further issuances to the IP2M shareholders. All the shares issued for the IP2M owners are held in escrow to secure the accuracy of their representations.

Additional Acquisitions

         DGI has signed an agreement granting it the right, at its option, to acquire the fifty (50%) percent of Healthcare Horizons, Inc. not now owned by DGI and the assets of Azimuth Target Marketing, Inc. The proposed acquisition price is 5,307,392 shares of Common Stock and 32,336 shares of Preferred Stock. If this transaction is consummated, the former IP2M shareholders will receive an additional 589,120 shares of Common Stock and 3,589 shares of Preferred Stock.

Change of Control

         At the end of 2001, as a result of the acquisition of TDMI and Findstar from Carter Barnard and Envesta for Company stock, Stephen Dean, a Director and Chairman of the Company's Board of Directors, assumed control of the Company. Through Cater Barnard, plc ("Cater Barnard") and Envesta, plc, ("Envesta") as company controlled by Mr. Dean and Cater Barnard, collectively own 65% of the Common Stock and 64% of the Class B Preferred Stock at year end. As of December 31, 2003, as a result of the conversion of debt, Mr. Dean's interests controlled 17,373,353 of Common Stock, representing approximately 87%. As of March 25, 2003, after the acquisition of Healthcare Dialog and IP2M, Stephen Dean controlled approximately 27% of the Common Stock and 32% of the Preferred Stock. As a result of the acquisitions, Peter V. DeCrescenzo holds approximately 28.5% of the Company's Common Stock and Preferred Stock. In addition, he has been appointed President and CEO. As a result, he has joined Stephen Dean, DGI's Chairman, as a controlling person of DGI. The only other person known by DGI to own more than five (5%) percent of any class of security is Cindy Lanzendoen, DGI's Senior Vice President and head of the HealthCare Dialog Division. Ms. Lanzendoen owns almost seven (7%) of the Common Stock and six (6%) percent of the Preferred Stock.

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

         In September 1995, the Company entered into an agreement whereby it acquired the exclusive marketing and distribution rights in the United States for certain pharmaceutical products manufactured by Meyer-Zall Laboratories of South Africa ("Meyer-Zall"). The products included an over-the-counter psoriasis medication developed by Meyer-Zall, Exorex. In June of 1998, the Company completed the formation of a joint venture, the Exorex Company, LLC (the "LLC") with Medicis Pharmaceutical Corporation of Phoenix, Arizona ("Medicis") in which the Company received a 49% interest. In June 1999, the Company sold its interest in the LLC in return for $3.6 million in cash and the assumption of all liabilities of the Company in the LLC and certain inventory of the LLC.

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

         On September 26, 2001, after a hearing, the bankruptcy court confirmed the Company's Third Amended Plan of Reorganization. The order was entered on October 11, 2001 and the Plan was declared effective on December 11, 2001. The Final Order terminating the bankruptcy was entered on October 24, 2002 The Plan provided, in part, for a one for twenty consolidation of the Company's existing Common Stock, the payment of cash to the Company's priority and secured creditors, and the issuance to its unsecured creditors of one share of common stock for each four ($4) dollars of debt. The cash needs of the plan were funded by the purchase by Cater Barnard of 75,000 shares of common stock at four ($4) dollars per share and 2,810 shares of the Class B Preferred stock at $80 per share.

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

Competition

         In the direct marketing services, Dialog Group' ThinkDirect Mail product competes with large direct marketing lists providers like InfoUSA, Zapdata, Accudata, or GoLeads. There is also competition from predictive and auto-dialer leads like Delorme, and finally from direct mail products like Amazing Mail and Modern Postcard.

         On the mail shops segment, Dialog Group has no direct competitor, as no one else offers the full convenience of the Mail Mogul package. The competition comes from a wide range of companies, each offering a specific product line. However, the indirect competitors are large firms, which are often Mail Mogul suppliers. Those large companies manufacture their own products, enabling them to make large margins.

         In the data integration market, the main competitors of Digital Data are InfoUSA which has data of similar quality but higher prices, Targus, and Acxiom which is the largest aggregator of consumer data for B2C, and focuses on the Fortune 500.

         On the anti-virus market, the main competitors of Panda Software are Trend Micro with Nead Suite, Symantec with its Norton Anti-Virus line, Sophos, Network Associates with the McAfee line, Finjan Software, and F-Secure.

         Newly acquired Healthcare Dialog faces four types of competitors: specialty healthcare advertising agencies like Nelson Communication Inc. or Rapp Collins, traditional advertising firms such as Lowe Healthcare or Grey Healthcare, Internet agencies like SimStar, and pharmaceutical companies in-house advertising and marketing departments. IP2M's internet advertising efforts compete with companies like WebMD and America on Line and its broadcast services compete with other radio networks.

Government Regulation

         Management believes that its products are in compliance with all applicable regulatory requirements. The Company's newly acquired healthcare data bases now conform and will need to continue to comply with the Federal Health Information Privacy Protection Act ("HIPPA") and state privacy protection laws and its content must comply with regulation assuring accuracy and fair balance.

         If regulation of healthcare advertising on the broadcast media is changed or increased, the Company's broadcast sector might be adversely affected, but its internet efforts could benefit from a shift of media away from broadcast.

Licenses, Patents and Trademarks

         The Company is the owner of the registered trademarks PC411tm, ThinkDirectMail(tm), and ThinkDirectMarketing(tm). The PC411(tm) mark was acquired in 1998 and the ThinkDirectMail(tm), and ThinkDirectMarketing(tm) marks were granted in 2000. PC411(tm) is TDMI's brand name for its Free Search (a search service for white and yellow page lookups). ThinkDirectMail(tm), and ThinkDirectMarketing(tm) are the brand names of TDMI's product and its web site. In addition the Healthcare Dialog owns the trademarks qd.online and qd.online quaque die and is seeking trademark protection for its name.

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

Employees

         As of the date of this report, the Company and it subsidiaries, including the two newly acquired companies, had 46employees, principally 16 in New York City, 3 in Connecticut, 3 in Colorado, 8 in Los Angeles, and 16 in Cambridge, England. The Company believes that its relationship with its employees is good.

Item 2.  Description of Property

         The Company owns no real estate.

Headquarters

         Since March 1, 2003, the Company's headquarters has been at 257 Park Avenue South, New York, NY 10010. There it occupies 5,599 square feet under a lease expiring May 31, 2004.

Operating Facilities

         The Company entered into four lease obligations for office space in Connecticut, Colorado, California, and Cambridge.

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

         Colorado Leases

         The first Colorado lease was entered into in November, 1998 and expired in November 2000. The second Colorado lease was entered into on November 27, 2000. The original term of the lease is from February 1, 2001 through January 31, 2004. As a result of a change in ownership of this building the company worked with the new landlord and was able to terminate the current lease. As of February 1, 2002 the company has been able to stay in this space on a month to month basis at a cost of $4,000 per month.

         California Lease

         The California lease was entered into on July 17, 2001. The term of the lease is from August 1, 2001 through July 31, 2003. The lease contains a provision for the Company to continue, with the consent of the landlord, its tenancy on a month-to-month basis at a monthly rent of $1,680 upon expiration of the lease.

         Cambridge Lease

         The Company leases it Cambridge offices under a non-cancelable operating lease which expires in 2006.

Executive Apartments

         The Company leases two apartments from Verdi Realty a company controlled by Peter V. DeCrescenzo and Vincent DeCrescenzo, Sr. The leases began on April,1 2001 and have a term of 3 years and provide for an annual rental of $46,800. There are no renewal options.


Item 3.  Legal Proceedings

         Bankruptcy

         On November 20, 2000, the Company filed for protection under Chapter 11 of the United States Bankruptcy Act. The case number is 00-35217-BKC-PGH. On September 26, 2001 the Third Amended Plan of Reorganization was confirmed. The order was entered on October 11, 2001. It is expected that the Plan was declared effective during December 2001.

         Eviction

         As the result of a continuing dispute with the landlord of the Connecticut office, TDMI was served with a Summary Process Complaint on March 12,, 2003. The Plaintiff, Seaboard Stamford Investors Associates, Inc., seeks termination of the lease and damages. TDMI also wished to terminate the lease. TDMI has been withholding rent since the beginning of the year. A hearing in the State of Connecticut Superior Court has set a return date of March 21, 2003. TDMI has retained a local attorney to respond in this matter and the return date has been postponed.

         Except as specified above, there are no material presently pending legal proceedings to which the Company is a party, or to which any of its properties or assets are subject.

         On or about December 14 of 2001 Lisa Pelatti a shareholder and former employee of P.V.D.& Partners, Inc. filed a complaint with the United States District Court against P.V.D. & Partners, Inc., Peter V. DeCrescenzo and Healthcare Dialogue, Inc. to recover unpaid salary and expenses which she claimed are owed. She also attempted to exchange shares of PVD for shares of Healthcare Dialog. An agreement has been reached.

Item 4.  Submissions of Matters to a Vote of Security Holders

         At the Company's annual meeting to be held on November 4th, 2002, the shareholders elected Stephen Dean, Adrian Stecyk, Lyndon Chapman and Dean Eaker as directors. Each received 154,248 Preferred votes and 7,535,617 Common votes. The 2002 Stock Option Plan, the Company's reincorporation in Delaware, and the authorization of 50,000,000 additional shares of Common Stock were approved by a vote 154,248 Preferred shares and 7,535,617 Common shares in favor with no abstentions or negative votes. The modification the provisions of its Class B preferred stock was approved with 203,894 Preferred shares and 7,535,617 Common shares voted in favor with no abstentions or negative votes.

         At the 2003 Annual Meeting, to be held on May 14, 2003, a slate of five directors will be nominated, changes to the 2003 Stock Option Plan will be presented, and an authorization of an additional 500,000 shares of Preferred Stack and 50,000,000 shares of Common Stock will be proposed.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         The Company's shares of Common Stock are traded over-the-counter and quoted in the over-the-counter Electronic Bulletin Board; the symbol for the Common Stock is "DLGG".

         The reported high and low bid prices for the Common Stock are as shown below for the years ended December 31, 2002 and December 31, 2001. The quotations reflect inter-dealer prices and do not include retail mark-ups, markdowns or commissions. The prices do not necessarily reflect actual transactions.


        --------------------------- -------------------- -------------

                                         High Bid            Low Bid
        --------------------------- -------------------- -------------
        2002
            First Quarter                $ 3.00              $ 0.25
            Second Quarter               $ 2.05              $ 0.21
            Third Quarter                $ 0.80              $ 0.15
             Fourth Quarter              $ 1.50              $ 0.15
        --------------------------- -------------------- -------------
        2001
            First Quarter                $ 2.60              $ 0.02
            Second Quarter               $ .02               $ 0.02
            Third Quarter                $ 1.00              $ 0.02
            Fourth Quarter               $ 0.20              $ 0.20
        --------------------------- -------------------- -------------


         The last sale price of the Company's Common Stock on March 25, 2003, was $ 0.40 as reported on the over-the-counter Electronic Bulletin Board. As of the March 25, 2003, there were approximately 437 shareholders of record of the Company's Common Stock. The Company has been informed that approximately 500 shareholders hold their Common Stock in nominee name.

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

         Each share of the Company's Class B and Class B-1 Preferred Stock can be converted into 40 shares of Common Stock, each share of the Class C Common Stock can be converted into 1,000 shares of Common Stock, and each share of the Class D Common Stock can be converted into 10,000 shares of Common Stock. Each Class B, B-1, or C Preferred share casts one vote for each share of Common Stock into which it could be converted. The Class D Common Stock has no voting rights. None of the Company's Preferred Stocks pay any dividends.

Recent Sales of Unregistered Securities

         2002 Stock Sales

         During January 2002, Envesta elected, with the consent of the Company, to convert its 85,000 shares of Class B Preferred Stock and its note from the Company for $1,133,333 in to a total of 1,983,333 shares of Common Stock. Like the Class B Preferred Stock and the Note, Envesta acquired these securities for investment and not with a view towards distribution. This was, therefore, exempt from the registration requirements of Section 5 of the Securities Act under
Section 4(2) of the Securities Act as sales not involving the public distribution of securities.

         On January 31, 2002 the Company issued 81,010 shares of its Class B Preferred Stock to acquire the remainder of the equity interests of TDMI. Each share of the Class B Preferred Stock is presently convertible in to 40 shares of Common Stock and pays no dividend. As part of the same transaction, the Company also issued its warrants to purchase 168,056 shares of its Common Stock to the holders of TDMI warrants and stock options to the existing TDMI employees under the Company's newly adopted 2002 Stock Option Plan to purchase 189,945 shares of Common Stock. The transaction, in which these receiving the shares of Preferred Stock and the rights to purchase Common Stock represented that the shares and the rights were being acquired for investment and not for distribution, is exempt from the registration requirements of Section 5 of the Securities Act under Section 4(2) of the Securities Act because it did not involve a public distribution of the Company's securities.

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

         Also on April 30th, the Board authorized Hornblower to sell, on the Company's behalf, up to 1,000,000 shares in transactions not involving a public distribution. Hornblower, sold 230,000 shares of Common Stock to a total of nine investors for $0.50 per share. Hornblower will be paid a commission of 10% of the net proceeds of this sale. These investors stated in writing that they were accredited investors and that they had purchased the Common Stock for investment and not for distribution pursuant to an exemption from the registration requirements of Section 5 of the Securities Act under Section 4(2) of the Securities Act. Therefore, this transaction did not involve a public distribution of the Company's securities. Because the Company did not meet the registration deadline set forth the subscription agreements, the Company is required to issue up to 69,000 additional shares to the nine investors.

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

         On October 15, 2002 the Company entered into an agreement with Delta Asset Management pursuant to which it agreed to pay Delta a fee of $37,500 and issue 625,000 shares to Delta and a company designated by it. The shares issued to Delta and its designee are exempt from registration under section 4(2) of the Securities Act as private transactions because they were purchased for investment and are subject to stop orders and restrictive legends.

         During October and November 2002, 14 investors purchased 530,000 shares of the Company's Commons Stock at 0.50 per share. All represented themselves in writing to be accredited investors who were purchasing these shares for their own investment and agreed to restrictions on resale placed with the Company's transfer agent and the printing of a legend on their certificates. Because of these factors, these sales were exempt from registration under the Securities Act as not involving a public distribution under section 4(2).

         On October 4, 2002 the Company authorized Starz Investments Limited to sell up to 10,000,000 shares of its Common Stock outside the United States pursuant to Regulation S. At year end, 181,465 shares had been issued to the nominee designated by Starz. The per share purchase price for that lot was $0.19.

         As of the end of the year, Cater Barnard agreed to convert all of Dialog Group's debt to it into Common Stock. In exchange for cancellation of the June 27, 2002 note for $1,075,000, the August 1, 2002 Secured Note for $750,000, the September 3, 2002 note for $311,000 and open accounts of $115,000, DGI issued 9,274,280 shares of its Common Stock to Cater Barnard.

         This related party transactions is exempt from the registration requirements of Section 5 of the Securities Act under Section 4(2) of the Securities Act it did not involve a public distribution of the Company's securities.

         As a result of these transactions, December 31, 2002, Stephen Dean's Companies owned a total of 17,373,353 shares of Common Stock, 142,810 shares of Preferred Stock convertible into 5,712,400 shares of Common Stock, and warrants to purchase an additional 675,000 shares of Common Stock. The warrants were cancelled in February, 2003.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

         General

         Until December 11, 2001, the Company was in Reorganization under the protection of the United States Bankruptcy Court. (See "Description of Business
- Bankruptcy" Item 1.) After the Plan of Reorganization was approved, the Company acquired TDMI and Findstar. After the end of the fiscal year, the Company acquired Healthcare Dialog and IP2M

         Results of Operations

         {To be provided by amendment pursuant to Rule 12b-15}

          Liquidity and Capital Resources

         {To be provided by amendment pursuant to Rule 12b-15}

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

                                     PART IV

Item 13.  Exhibits, Financial Statements, and Reports on Form 8-K.


         {To be provided by amendment pursuant to Rule 12b-15}

(a)      Exhibits
         The following exhibits will be filed by amendment pursuant to Rule 12b-15:
Exhibit No.          Description

                     Employment Agreement for Peter V. DeCrescenzo Employment Agreement for Vincent DeCrescenzo
                     Employment Agreement for Cindy Lanzendoen
                     Employment Agreement for Robin Smith

(b)      Reports on Form 8-K.
         The Company filed current reports on Form 8-K SB on November 11, 2002 (reporting items 2 and 7) and December 13, 2002 (reporting on Item 8),

                                   SIGNATURES
         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DIALOG GROUP, INC.
Date: March 31, 2003
                                     By: /s/ Peter V. DeCrescenzo
                                         --------------------------------------
                                     Peter V. DeCrescenzo, President and Chief
                                     Executive Officer


Signature                                   Title                    Date

/s/ Peter V. DeCrescenzo           Chief Executive Officer      March 31, 2003
-----------------------------
Peter V. DeCrescenzo

/s/ Vincent DeCrescenzo            Chief Financial              March 31, 2003
-----------------------------      and Accounting Officer
Vincent DeCrescenzo

                                 CERTIFICATIONS

Chief Executive Officer
-----------------------


I, Peter V. DeCrescenzo, certify that:

         1. I have reviewed this annual report on Form 10-KSB of IMX Pharmaceuticals, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                               -----------------------------
                                                       Peter V. DeCrescenzo, CEO

Chief Financial Officer
-----------------------

I, Vincent DeCrescenzo, Sr., certify that:

         1. I have reviewed this annual report on Form 10-KSB of IMX Pharmaceuticals, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                               -----------------------------
                                                    Vincent DeCrescenzo, Sr. CFO

Senior Vice President, former President and Chief Executive Officer

I, Adrian Stecyk, certify that:

         1. I have reviewed this annual report on Form 10-KSB of IMX Pharmaceuticals, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                               -----------------------------
                                                   Adrian Stecyk, SVP