Form 10KSB/A
period 2002-12-31
IMX PHARMACEUTICALS INC
filed 2003-04-14
CIK 1051059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

REPORT ON FORM 10-KSB

This Amendment provides Items 6, 7, and 13 and amends the cover page and Items 1, 3, and 5.

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the year ended December 31, 2002

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____________ to ____________.

Commission File No. 000-30294

DIALOG GROUP, INC.
(Name of Small Business Issuer in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	87-0394290 (I.R.S. Employer Identification Number)

Twelfth Floor, 257 Park Avenue South, New York, NY (Address of Principal Executive Offices)	10010 (Zip Code)

(Issuer’s Telephone Number) 212.254.1917

Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value per share.

      Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     Yes  No

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10SKB or any other amendment to this Form 10SKB.

      State issuer’s revenues for the most recent fiscal year: $4,798,496

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market values shall be computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of a specified date within the past 60 days: $6,466,059 based on the last sale price of $0.25 on April 9, 2003.

      Check whether the issuer has filled all documents and reports required to be filed by section 12, 13, or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.     Yes  No

      State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 69,935,533.

      Documents Incorporated By Reference: Items 9, 10, 11, and 12 are incorporated from the Information Statement included in Schedule 14C to be filled within 30 days of the filing hereof.

PART I

Item 1. Description of Business

General

      At the end of the previous Fiscal Year, Dialog Group, Inc. (formerly known as IMX Pharmaceuticals, Inc.) (the “Company”) emerged from bankruptcy, disposed of its old operations, and acquired two new subsidiaries Findstar, PLC (“Findstar”) and Think Direct Marketing, Inc (“TDMI”). The acquisition of TDMI was completed in January, 2002. The results of operations for the year ended 2002 include those of the Company and its subsidiaries while those for 2001 reflect only the operations of TDMI, DirectMailQuotes, LLC (“DMQ”), and Findstar.

      In August 2002 the Company signed a letter of intent to acquire Healthcare Dialog, Inc. (“Healthcare Dialog”), a leading provider of relationship marketing communications services to the healthcare industry. A definitive agreement was signed in November, 2002. Effective March 1, 2003, Healthcare Dialog merged with a subsidiary of the Company.

      At the end of 2002, the Company signed a letter of intent to acquire IP2M, Inc. (“IP2M”), a marketing company that has developed a unique marketing platform in healthcare that integrates radio, television, and the Internet to assist clients in targeting consumers. A definitive agreement was signed on February 24, 2003 and, effective March 1, 2003, IP2M also merged with a Company subsidiary.

Description of TDMI, DMQ, and Findstar

      TDMI designs, develops, and distributes online products and services that automate and streamline the direct marketing process. TDMI’s direct mail, mailing services, and telemarketing products are specifically tailored to provide a cost-effective and powerful direct marketing solution for new customer acquisition and customer retention to the more than 20 million small and medium size businesses in the United States

      TDMI has developed several scaleable and complementary lines of data management products and professional direct mail services. TDMI has marketing agreements to provide direct mail and telemarketing services with major Corporations and business service partners that serve the small and medium business marketplace including the United States Postal Service (“USPS”), Interactive Intelligence Inc, the National Restaurant Association, and the National Association of Insurance and Financial Advisors. TDMI’s ThinkDirectMail Product line is unique in the industry:, the only totally buyer driven and controlled technology that allows subscribers to select and acquire their mailing lists on an as need basis, almost totally replacing all internal data support staff. DigitalData, TDMI’s call center data platform has been integrated for access and endorsed by major Call Center and CRM solution providers. This opens their extensive reseller channels to TDMI. DigitalData is considered by the industry one of the top providers in the industry for real time identification data.

      DMQ, under the Mail Mogul name, provides high quality products and services directly to professional mail shops. Mail Mogul is the only 24 hours a day one-stop source for mailing supplies, mailing lists, National Change of Address and other data services. Mail Mogul’s Request For Quote program is the first and largest online lead generation system for direct mailers.

      Mail Mogul’s diverse product line and direct access to major list brokers and direct mail suppliers allows Mail Mogul to pass on large volume discounts on high quality products to the over 5,600 mail shops nationwide. These programs are why Mail Mogul is one of five affiliate merchant partners featured prominently by the United States Postal Service.

      In addition, the TDMI and DMQ are the lead speaker on lists and data at the United States Postal Services “Direct Mail Made Easy” seminar series. The Company presented at all 15 seminars held during the first quarter of 2003 and will participate in the 51 seminars planned by the Postal Service for the rest of this year.

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

Description of New Acquisitions

      On March 1, 2003, the Company completed its pending acquisitions of Healthcare Dialog and IP2M.

      Healthcare Dialog

      Healthcare Dialog is a provider of relationship marketing communications services to the healthcare industry. Healthcare Dialog provides pharmaceutical companies with a suite of integrated healthcare-specific campaign creation and management capabilities – including strategic and creative services, interactive communication services, patient/consumer target identification, and database enhancement and management services. Combining these services into integrated programs, Healthcare Dialog creates, launches, and continually upgrades a wide range of targeted and highly customizable direct and interactive marketing campaigns. Clients rely on Healthcare Dialog to help establish and build more valuable and longer lasting relationships with physicians, patients, and consumers over a broad array of permission-based contact points, including Internet websites, opt-in e-mails, digital, on-demand print, direct mail and telemarketing. Healthcare Dialog provides clients with comprehensive healthcare expertise, access to databases of more than 100 million households, experience in scalable mass personalization distribution technology, capabilities in syndicated marketing campaigns and track record of successfully delivering professional results.

      Past and present Healthcare Dialog clientele includes global pharmaceutical leaders such as Novartis AG and Schering-Plough Corp. Healthcare Dialog partners with numerous client-side brand teams and sales force management teams and wide ranging experience with both mass market and niche client brands, including such household names as Coppertone®.

      Healthcare Dialog’s revenue and net income depend heavily on relationships with a limited number of large companies in the healthcare industry. Healthcare Dialog’s two largest clients Novartis AG and Schering-Plough Corp. accounted for over 90% of its revenue in fiscal year 2002.

      IP2M

      IP2M is a marketing company that has developed a unique marketing platform in healthcare that integrates radio, television, and the Internet to assist clients in targeting consumers. IP2M offers a national solution using the existing loyalty of the local radio and television stations to drive traffic to the client’s content and advertising within the IP2M platform.

      IP2M offers its clients

•	Specialized advertising, marketing, and promotional programs to targeted consumers at competitive rates.
•	Broad coverage through exclusive content partnerships with leading media companies (including Clear Channel Radio, Morris Communications, Nassau Media Partners, Hispanic Broadcasting, Granite Broadcasting Corp. and through Internet Broadcasting Systems (IBS) with Hearst Television, Post Newsweek Television, McGraw Hill Television, and Freedom Television.)
•	Proprietary content and distribution technology.
•	On line and on air media purchasing.
•	Web site design and service.

      Typically, IP2M will provide healthcare-related content to a media partners’ branded website and sell the entire “package” of radio, television and online media to its healthcare customers.  Through its media partnerships, IP2M has immediate access to over 1,000 radio and television stations and an audience in excess of 100,000,000 people.  Each of these radio and television stations is sending consumers to their websites. Thus, IP2M receives the benefit of its media partners’ existing website viewers.  IP2M’s unique technology allows it to distribute different content and advertising to each site based on market and demographics in a scalable manner.  Through its network of thousands of websites, radio and television stations, IP2M is able to reach and specifically target millions of consumers on a nation-wide basis and provide customization based on product and market segmentation.  As IP2M integrates all media, it has become a “one stop shop” offering clients cost-efficiencies that they cannot find anywhere else in the $15 billion healthcare advertising market.

      IP2M tracks results, supplies objective performance measures, and is able to maximize its clients’ return on investment.  Clients have found IP2M’s health channel to be 5 times more effective than print media alone and 10 times more effective than the Internet without any broadcast support in directing viewers to the clients’ own website.

      IP2M’s clients for 2002 included Roche Pharmaceutical, Pfizer, GlaxoSmithKline, Depuy Johnson & Johnson, Takeda Pharmaceuticals, Novartis, St Luke’s Hospital and Quality Medical Management. Each client has extended its campaign, engaged IP2M for additional brands, or placed IP2M on its 2003 media plan.

      IP2M’s largest clients during 2002 were Quality Medical Management and Depuy, Johnson and Johnson, FMITV, and Holladay Lasik Institute, representing approximately 48%, 10%, 4%, 3%, respectively, of IP2M’s revenues for 2002. All have renewed for 2003. Management estimates that its new client, 4MyChild business will represent close to 25% of IP2M’s revenues for 2003.

Description of the Transactions

      Findstar and TDMI

      At the end of 2001, Envesta transferred all of its ownership of Findstar and Cater Barnard transferred all its interests in TDMI to the Company. Cater Barnard’s interests in TDMI consisted of $4,000,000 of TDMI convertible promissory notes, seventeen and one-half percent (17.5%) of the equity of TDMI, and an option (“Option”) to acquire the remaining eighty-two and one-half percent (82.5%) of the TDMI equity. On January 31, 2002, the Company exercised the Option and acquired the balance of the TDMI equity.

      In exchange for Cater Barnard’s and Envesta’s interests, the Company issued to them a total of 225,000 shares of its newly created Class B Convertible Preferred Stock, its promissory notes in the aggregate principal amount of $3,000,000, and 1,500,000 shares of its Common Stock. Until conversion, each share of the Class B Preferred Stock will cast one vote for each share of Common Stock into which it can be converted. Envesta has subsequently converted its Class B Preferred into Common Stock and the notes were converted into Common Stock as well.

      Upon exercise of the Option, IMX issued to the holders of the remaining TDMI equity a total of 81,010 shares of its Class B Preferred Stock. At the same time, as required by the agreement creating the Option, IMX issued warrants to purchase 168,056 shares of its Common Stock to the holders of TDMI warrants (“Warrants”), and stock options to the existing TDMI employees under the Company’s newly adopted 2002 Stock Option Plan (the “Plan”) to purchase 189,945shares of Common Stock (“Stock Options”).

      Healthcare Dialog

      The Company issued 30,075,219 shares of its Common Stock and 183,235 shares of its Class B-1 Preferred Stock in exchange for all of Healthcare Dialog’s outstanding equity. The class B-1 Preferred is identical in all respects to the existing Class B Preferred Sock.

      IP2M

      Upon consummation of the merger between IP2M and a wholly owned subsidiary of DGI, the Registrant issued 6,186,844 shares of its Common Stock and 44,267 shares of its Class B-1 Preferred to the present IP2M shareholders. After the closing, the IP2M shareholders may share approximately 700,000 additional shares of Common Stock if certain financial goals are met. Also, please see “Additional Acquisitions” below for a description of possible further issuances to the IP2M shareholders. All the shares issued for the IP2M owners are held in escrow to secure the accuracy of their representations.

Additional Acquisitions

      DGI is negotiating an option to acquire the fifty (50%) percent of Healthcare Horizons, Inc. not now owned by DGI and the assets of Azimuth Target Marketing, Inc. The proposed acquisition price is 5,307,392 shares of Common Stock and 32,336 shares of Preferred Stock. If this transaction is consummated, the former IP2M shareholders will receive an additional 589,120 shares of Common Stock and 3,589 shares of Preferred Stock.

Change of Control

            At the end of 2001, as a result of the acquisition of TDMI and Findstar from Carter Barnard and Envesta for Company stock, Stephen Dean, a former Director and former Chairman of the Company’s Board of Directors, assumed control of the Company. Through Cater Barnard, plc (“Cater Barnard”) and Envesta, plc, (“Envesta”) as company controlled by Mr. Dean and Cater Barnard, collectively own 65% of the Common Stock and 64% of the Class B Preferred Stock at year end. As of December 31, 2002, as a result of the conversion of debt, Mr. Dean’s interests controlled 17,388,353 (including 2,550,000 shares owned by Envesta) of Common Stock, representing approximately 87%. As of April 9, 2003, after the acquisition of Healthcare Dialog and IP2M and Cater Barnard’s conversion of its Class B Preferred stock, Stephen Dean controlled 19,590,750 shares (including the Envesta shares) or approximately 28% of the Common Stock and none of the Preferred Stock. As a result of the acquisitions, Peter V. DeCrescenzo holds approximately 26.5% of the Company’s Common Stock and 36.7% of the Preferred Stock. In addition, he has been appointed President and CEO. As a result, he has joined Stephen Dean, DGI’s former Chairman, as a controlling person of DGI. The only other person known by DGI to own more than five (5%) percent of any class of security is Cindy Lanzendoen, DGI’s Senior Vice President and head of the HealthCare Dialog Division. Ms. Lanzendoen owns almost seven (7%) of the Common Stock and six (6%) percent of the Preferred Stock.

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

      In September 1995, the Company entered into an agreement whereby it acquired the exclusive marketing and distribution rights in the United States for certain pharmaceutical products manufactured by Meyer-Zall Laboratories of South Africa (“Meyer-Zall”). The products included an over-the-counter psoriasis medication developed by Meyer-Zall, Exorex. In June of 1998, the Company completed the formation of a joint venture, the Exorex Company, LLC (the “LLC”) with Medicis Pharmaceutical Corporation of Phoenix, Arizona (“Medicis”) in which the Company received a 49% interest. In June 1999, the Company sold its interest in the LLC in return for $3.6 million in cash and the assumption of all liabilities of the Company in the LLC and certain inventory of the LLC.

      Through the second quarter of 2000, IMX was primarily engaged in the development of lines of health and beauty products that the company believed would offer superior benefits to consumers. The Mother 2 Be®, Proctozone™, and Podiatrx™ lines were launched in 1999 and the first quarter of 2000.

      By July of 2000, the Company had completed its acquisition of the Enviro-Tech Distribution Network and acquired new product lines to join its earlier lines in direct distribution. The Company engaged in this series of acquisitions (see “Acquisitions”) to transform the Company from a development company into a Multi Level Marketing company with a large North American Independent Distributor network and a modern manufacturing, warehousing, and distribution facility for its growing array of proprietary products.

      Achieving the results proposed in the Company’s post acquisition business plan required the Company to raise approximately $1,500,000 in asset based financing and achieve prompt consolidation of its operations in Boca Raton, Florida, and Elbow Lake, Minnesota. The Company was not able to obtain the required financing and was substantially delayed in consolidating its operations. The Company’s cash flow became insufficient to either sustain operations or pay creditors currently. As a result, on November 20, 2000 the Company and imx-eti LifePartners, Inc., its wholly owned subsidiary, filed for protection from their creditors and an opportunity to reorganize under Chapter 11 of the United States Bankruptcy Act.

      On September 26, 2001, after a hearing, the bankruptcy court confirmed the Company’s Third Amended Plan of Reorganization. The order was entered on October 11, 2001 and the Plan was declared effective on December 11, 2001. The Final Order terminating the bankruptcy was entered on October 24, 2002 The Plan provided, in part, for a one for twenty consolidation of the Company’s existing Common Stock, the payment of cash to the Company’s priority and secured creditors, and the issuance to its unsecured creditors of one share of common stock for each four ($4) dollars of debt. The cash needs of the plan were funded by the purchase by Cater Barnard of 75,000 shares of common stock at four ($4) dollars per share and 2,810 shares of the Class B Preferred stock at $80 per share.

Disposition of Old Subsidiaries

      On December 11, 2001, the Company and Shalom Y’all, Inc., a company wholly owned by William A. Forster, the Company’s former Chairman and CEO, executed and consummated an agreement providing for, among other things, the sale to Shalom Y’all of all of the Company’s old subsidiaries, and its indemnification of the Company for any claims against it arising from the operation of the subsidiaries’ businesses.

Competition

      In the direct marketing services, Dialog Group’ ThinkDirect Mail product competes with large direct marketing lists providers like InfoUSA, Zapdata, Accudata, or GoLeads. There is also competition from predictive and auto-dialer leads like Delorme, and finally from direct mail products like Amazing Mail and Modern Postcard.

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

      Newly acquired Healthcare Dialog faces four types of competitors: specialty healthcare advertising agencies like Nelson Communication Inc. or Rapp Collins, traditional advertising firms such as Lowe Healthcare or Grey Healthcare, Internet agencies like SimStar, and pharmaceutical companies in-house advertising and marketing departments. IP2M’s internet advertising efforts compete with companies like WebMD and America on Line and its broadcast services compete with other radio networks.

Government Regulation

      Management believes that its products are in compliance with all applicable regulatory requirements. The Company’s newly acquired healthcare data bases now conform and will need to continue to comply with the Federal Health Information Privacy Protection Act (“HIPPA”) and state privacy protection laws and its content must comply with regulation assuring accuracy and fair balance.

      If regulation of healthcare advertising on the broadcast media is changed or increased, the Company’s broadcast sector might be adversely affected, but its internet efforts could benefit from a shift of media away from broadcast.

Licenses, Patents and Trademarks

      The Company is the owner of the registered trademarks PC411™, ThinkDirectMail™, and ThinkDirectMarketing™. The PC411™ mark was acquired in 1998 and the ThinkDirectMail™, and ThinkDirectMarketing™ marks were granted in 2000. PC411™ is TDMI’s brand name for its Free Search (a search service for white and yellow page lookups). ThinkDirectMail™, and ThinkDirectMarketing™ are the brand names of TDMI’s product and its web site. In addition the Healthcare Dialog owns the trademarks qd.online and qd.online quaque die and is seeking trademark protection for its name.

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

Employees

      As of the date of this report, the Company and it subsidiaries, including the two newly acquired companies, had 46 employees, principally 16 in New York City, 3 in Connecticut, 3 in Colorado, 8 in Los Angeles, and 16 in Cambridge, England. The Company believes that its relationship with its employees is good.

Item 2. Description of Property

      The Company owns no real estate.

Headquarters

      Since March 1, 2003, the Company’s headquarters has been at 257 Park Avenue South, New York, NY 10010. There it occupies 5,599 square feet under a lease expiring May 31, 2004.

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

      On or about April 1, 2003, the Company received a summons from a Colorado District Court seeking enforcement of the Company’s termination agreement with Keith Goodman. The Company is attempting to resolve this matter on the basis of the existing agreement and will retain local counsel to defend itself. The full amount due under the termination agreement has been accrued in the Company’s financial statements.

Item 4. Submissions of Matters to a Vote of Security Holders

      At the Company’s annual meeting held on November 4th, 2002, the shareholders elected Stephen Dean, Adrian Stecyk, Lyndon Chapman and Dean Eaker as directors. Each received 154,248 Preferred votes and 7,535,617 Common votes. The 2002 Stock Option Plan, the Company’s reincorporation in Delaware, and the authorization of 50,000,000 additional shares of Common Stock were approved by a vote 154,248 Preferred shares and 7,535,617 Common shares in favor with no abstentions or negative votes. The modification the provisions of its Class B preferred stock was approved with 203,894 Preferred shares and 7,535,617 Common shares voted in favor with no abstentions or negative votes.

      At the 2003 Annual Meeting, to be held on June 4, 2003, a slate of four directors will be nominated, changes to the 2003 Stock Option Plan will be presented, and an authorization of an additional 500,000 shares of Preferred Stack and 75,000,000 shares of Common Stock will be proposed.

      PART II

Item 5. Market for Common Equity and Related Stockholder Matters

      The Company’s shares of Common Stock are traded over-the-counter and quoted in the over-the-counter Electronic Bulletin Board; the symbol for the Common Stock is “DLGG”.

      The reported high and low bid prices for the Common Stock are as shown below for the years ended December 31, 2002 and December 31, 2001. The quotations reflect inter-dealer prices and do not include retail mark-ups, markdowns or commissions. The prices do not necessarily reflect actual transactions.

	High Bid	Low Bid

2002 First Quarter Second Quarter Third Quarter Fourth Quarter	$ 3.00 $ 2.05 $ 0.80 $ 1.50	$ 0.25 $ 0.21 $ 0.15 $ 0.15

2001 First Quarter Second Quarter Third Quarter Fourth Quarter	$ 2.60 $ 0.02 $ 1.00 $ 0.20	$ 0.02 $ 0.02 $ 0.02 $ 0.20

      The last sale price of the Company’s Common Stock on April 9, 2003, was $ 0.25 as reported on the over-the-counter Electronic Bulletin Board. As of the April 9, 2003, there were 326 shareholders of record of the Company’s Common Stock. The Company has been informed that approximately 550 shareholders hold their Common Stock in nominee name.

      Dividends

      The Company has never paid cash dividends on its Common Stock. The Company presently intends to retain future earnings to finance the expansion of its business and does not anticipate that any cash dividends will be paid in the foreseeable future. The future dividend policy will depend on the Company’s earnings, capital requirements, expansion plans, financial condition and other relevant factors.

      Each share of the Company’s Class B and Class B-1 Preferred Stock can be converted into 40 shares of Common Stock, each share of the Class C Common Stock can be converted into 1,000 shares of Common Stock, and each share of the Class D Common Stock can be converted into 10,000 shares of Common Stock. Each Class B, B-1, or C Preferred share casts one vote for each share of Common Stock into which it could be converted. The Class D Common Stock has no voting rights. None of the Company’s Preferred Stocks pay any dividends.

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

      On January 31, 2002 the Company issued 81,010 shares of its Class B Preferred Stock to acquire the remainder of the equity interests of TDMI. Each share of the Class B Preferred Stock is presently convertible in to 40 shares of Common Stock and pays no dividend. As part of the same transaction, the Company also issued its warrants to purchase 168,056 shares of its Common Stock to the holders of TDMI warrants and stock options to the existing TDMI employees under the Company’s newly adopted 2002 Stock Option Plan to purchase 189,945 shares of Common Stock. The transaction, in which these receiving the shares of Preferred Stock and the rights to purchase Common Stock represented that the shares and the rights were being acquired for investment and not for distribution, is exempt from the registration requirements of Section 5 of the Securities Act under Section 4(2) of the Securities Act because it did not involve a public distribution of the Company’s securities.

      On April 30, 2002, the Board approved three consulting contracts providing for the issuance of 5,000 and 100,000 shares of the Company’s Common Sock as additional compensation for the consultants. 5,000 of these shares were subsequently cancelled. In addition, one consultant was granted the right to purchase up to 10,000 additional shares at $1.00 per share and a second was granted the right to purchase up to 200,000 shares at $0.50 per share. None of these rights has been exercised. At the same time, the Board approved the issuance of 200,000 shares of its Common Stock to Hornblower and Weeks Financial Corporation (“Hornblower”) for advisory services. The consultants and the advisor acquired all of these shares for their investment and not for distribution. Therefore, these issuances are exempt from the registration requirements of Section 5 of the Securities Act under Section 4(2) of the Securities Act because they did not involve public distribution of the Company’s securities.

      Also on April 30th, the Board authorized Hornblower to sell, on the Company’s behalf, up to 1,000,000 shares in transactions not involving a public distribution. Hornblower, sold 230,000 shares of Common Stock to a total of nine investors for $0.50 per share. Hornblower will be paid a commission of 10% of the net proceeds of this sale. These investors stated in writing that they were accredited investors and that they had purchased the Common Stock for investment and not for distribution pursuant to an exemption from the registration requirements of Section 5 of the Securities Act under Section 4(2) of the Securities Act. Therefore, this transaction did not involve a public distribution of the Company’s securities. Because the Company did not meet the registration deadline set forth the subscription agreements, the Company is required to issue up to 69,000 additional shares to the nine investors.

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

      Cater Barnard has also agreed to settle the balance due on the Company’s December 11, 2001 note for 813,180 shares of Common Stock and to accept 240,854 shares of Common Stock for a debt of $120,427 owed to it by the Company and its subsidiaries. At the same time, CBUSA agreed to sell its claims for $163,500 against the Company’s TDMI subsidiary to the Company for 327,000 shares of Common Stock.

      Both related party transactions are exempt from the registration requirements of Section 5 of the Securities Act under Section 4(2) of the Securities Act they did not involve a public distribution of the Company’s securities.

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

      During October and November 2002, 14 investors purchased 530,000 shares of the Company’s Commons Stock at 0.50 per share. All represented themselves in writing to be accredited investors who were purchasing these shares for their own investment and agreed to restrictions on resale placed with the Company’s transfer agent and the printing of a legend on their certificates. Because of these factors, these sales were exempt from registration under the Securities Act as not involving a public distribution under section 4(2).

      On November 1, 2002 the Company entered into consulting agreements with Kuma Consulting, Inc. Under these agreements the Company agreed to pay Kuma $47,500 and to issue a total of 400,000 shares of its common stock for Kuma’s consulting services. $47,500 has been paid and 338,000 shares have been issued. The shares issued to Kuma are exempt from registration under section 4(2) of the Securities Act as private transactions because they were purchased for investment and are subject to stop orders and restrictive legends.

      On October 4, 2002 the Company authorized Starz Investments Limited to sell up to 10,000,000 shares of its Common Stock outside the United States pursuant to Regulation S. At year end, 181,465 shares had been issued to the nominee designated by Starz. The per share purchase price for that lot was $0.19.

      As of the end of the year, Cater Barnard agreed to convert all of Dialog Group’s debt to it into Common Stock. In exchange for cancellation of the principal and all interest due on the Company’s notes dated June 27, 2002, August 1, 2002, and September 3, 2002 and a portion of the year end open accounts aggregating $2,354,815 on the Company’s records, DGI issued 9,274,280 shares of its Common Stock to Cater Barnard.

      This related party transactions is exempt from the registration requirements of Section 5 of the Securities Act under Section 4(2) of the Securities Act it did not involve a public distribution of the Company’s securities.

      As a result of these transactions, December 31, 2002, Stephen Dean’s Companies owned a total of 14,264,897 shares of Common Stock, 142,810 shares of Preferred Stock convertible into 5,712,400 shares of Common Stock, and warrants to purchase an additional 675,000 shares of Common Stock. The warrants were cancelled in February, 2003.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

      General

      Until December 11, 2001, the Company was in Reorganization under the protection of the United States Bankruptcy Court. (See “Description of Business – Bankruptcy” Item 1.) After the Plan of Reorganization was approved, the Company acquired TDMI and Findstar. After the end of the fiscal year, the Company acquired Healthcare Dialog and IP2M.

      Results of Operations

       The results of operations for the year ended 2002 include those of the Company and its subsidiaries while those for 2001 reflect only the operations of TDMI, DirectMailQuotes, LLC (“DMQ”), and Findstar. The Company’s pharmaceutical and direct marketing subsidiaries were sold during the last quarter of 2001 and are not included in the financial statements because their operations were discontinued. Financial statements reflecting the 2003 acquisitions and the results of Healthcare Dialog’s and IP2M’s operations during 2001 and 2002 will be filed with the SEC during May of 2003.

      TDMI:

      The discussion and report for TDMI include those of its DMQ subsidiary. For the fiscal year ended December 31, 2002, TDMI’s consolidated net sales were approximately $3,588,000 as compared to $1,510,000 for the same period ended December 31, 2001. The increase of about $2,078,000 year over year is a gain of greater than 237%. During the same period deferred revenue liabilities from increased sales grew to $405,000 from $348,000. The improved results are due to 1) continued acceleration of the lead generation activities with our partners, 2) significant growth in the sales activity in the letter shop channel and 3) a doubling in sales of the DigitalData product line. During the year TDMI recorded record unit sales for its data subscription products, request for quote service and specialty lists sales.DMQ increased sales within its current client base and added new customers.

      The TDMI’s gross profit margin for the year ended December 31, 2002 was 38% compared to 25% for last year. The increase in gross margin over the prior year is attributed to the growth in our core data services business and the corresponding decrease in cost of goods associated with our higher sales volume.

      The company’s total operating expenses declined from $5,783,107 for the year ended December 31, 2001 to $3,951,830 for the year ended December 31, 2002. The 2002 expenses included website and fixed asset impairments of over $190,000 and the 2001 expenses include $600,000 of goodwill write-off. Management does not expect impairments of this magnitude in the future. Excluding these charges, the remaining expenses decreased by over $1.4 million dollars at a time of greatly increased overall sales. This was achieved by continuing to reduce advertising and marketing expenses as the channel sales programs initiated in CY 2001 generated significantly more qualified sales prospects for our sales team and web sites. At the same time we have been able to reduce our administrative costs through the streamlining of our operations and by leveraging the combination with DirectMailQuotes.

      For the year ended December 31, 2002, the Company’s net loss from operations, including the burden of the impairments, was ($2,581,000) as compared to a net loss of ($5,405,000) for the prior period. This represents an improvement of $3,202,000 over the prior period or 55%. Increased sales during this period combined with reduced marketing and administrative expenses combined to improve the bottom line.

      Findstar:

      For the fiscal year ended December 31, 2002, the Company’s consolidated net sales were approximately $1,210,000 as compared to approximately $794,000 for the year ended December 31, 2001. The increases in sales are attributable to the company’s growing presence and awareness in the UK.

      The company’s gross profit margin was 71% for 2002 compared with 57% 2001. The change to gross profit margin is largely due to reduced packaging prices paid to Panda International, and an improvement on selling prices achieved, the effects of renewal income were also starting to show for the first time.

      The company’s operating expenses were approximately $2,573,000, for the year-end December 31, 2002. It should be noted that this figure includes considerable on-time adjustments, including over one million dollars for an impairment of goodwill. Management does not expect further impairments of goodwill. The operating expenses twelve months ended December 2001 were approximately $1,464,000. Management does not anticipate operating costs to significantly alter in the immediate future.

      For the year ended December 31, 2002, the Company’s net loss from operations was approximately $1,714,000. If the loss on the impairment of goodwill is extracted, the remaining amount of about $581,000 represents an improvement from net losses of $1,010,000 in the previous year. Increased sales and gross margins have combined to improve the final position.

      The management expects to continue this improvement in spite of difficult trading conditions.

      DGI Administrative Costs:

      DGI’s central administrative costs increased during Fiscal 2002 with the resumption of corporate activity after the Effective Date of the Plan of Reorganization. They totaled approximately $1,277,000 and included headquarters operation, and management, legal, consulting, and other professional fees for the entire organization.

      Liquidity and Capital Resources:

      On December 31 2002, Findstar’s consolidated financial condition included a working capital deficit of about $(774,000) as compared to a deficit of approximately $(1,808,000) at December 31, 2001.

      At the end of December 2002, TDMI and DMQ had a working capital deficit of approximately $(1,908,000) as compared to a deficit of about $(5,952,000) on December 31, 2001.

      On December 31, 2002 DGI had a consolidated working capital deficit of approximately $(3,121,000). At the end of 2001, the Company has a consolidated working capital deficit of approximately $(3,794,000).

Inflation

      Inflation rates in the U.S. have not had a significant impact on operating results for the periods presented.

      Cautionary Statement Regarding Forward-Looking Statements

      Certain statements contained in this item and elsewhere in this report regarding matters that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. All statements that address operating performance, events or developments that management expects or anticipates to incur in the future, including statements relating to sales and earnings growth or statements expressing general optimism about future operating results, are forward-looking statements. The forward-looking statements are based on management’s current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained in management’s forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, competitive pressures, inadequate capital, unexpected costs, lower revenues and net incomes and forecasts, the possibility of fluctuation and volatility of the Company’s operating results and financial condition, inability to carry out marketing and sales plans, and loss of key executives, among other things.

      Internal Control Issues

      During the last six months ended December 31, 2002, approximately $22,000 were embezzled by TDMI’s former bookkeeper, as a result of a lack of control of the prior management of TDMI. Management believes that additional losses may still be uncovered, but believes that the effect will not be material to the consolidated financial statements taken as a whole. TDMI prior management is no longer with the Company and management believes that is current systems and practices will adequately protect the Company against a repetition of such problems.

Item 7. Financial Statements.

      The required financial statements commence on page F-1.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not applicable.

      Part III

      Items 9, 10, 11, and 12 are incorporated by reference from the sections describing the Company’s Directors and Executive Officers and their compensation, their security ownership and that of the largest holders, and any transactions involving any of the forgoing and the Company found in the Registrant’s 2002 Information Statement. The Information Statement will be mailed to stockholders, together with this Annual Report, in connection with the 2002 Annual Meeting and filed with the Commission on Schedule 14C.

      PART IV

Item 13. Exhibits, Financial Statements, and Reports on Form 8-K.

DIALOG GROUP INC. FINANCIAL STATEMENTS TABLE OF CONTENTS

Page

Independent Auditors’ Report	F-1 - F-2

Consolidated Balance Sheet	F-3

Consolidated Statements of Operations and Comprehensive Loss	F-4

Consolidated Statements of Stockholders’ Deficiencies	F-5 to F-7

Consolidated Statements of Cash Flows	F-8 and F-9

Notes to Consolidated Financial Statements	F-10 to F-39

(a)      Exhibits

      The following exhibits will be filed by amendment pursuant to Rule 12b-15:

Exhibit No.	Description

10.1	Employment Agreement for Peter V. DeCrescenzo
10.2	Employment Agreement for Vincent DeCrescenzo
10.3	Employment Agreement for Cindy Lanzendoen
10.4	Employment Agreement for Robin Smith

(b)      Reports on Form 8-K.

      The Company filed current reports on Form 8-KSB on November 11, 2002 (reporting items 2 and 7) and December 13, 2002 (reporting on Item 8),

DIALOG GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2002

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$54,111
Accounts receivable, net of allowance of $24,536	461,099
Inventories	12,858
Prepaid expenses and other current assets	105,917

Total Current Assets	633,985

Property and Equipment, Net of accumulated depreciation of $76,519	128,300

OTHER ASSETS:

Note receivable	100,000
Other assets	15,457

Total Other Assets	115,457

TOTAL ASSETS	$877,742

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:

Accounts payable	$1,386,307
Notes and obligations payable, current portion	400,000
Accrued expenses	1,195,650
Due to related parties	140,243
Deferred revenues	405,442
Other current liabilities	227,039

Total Current Liabilities	3,754,681

STOCKHOLDERS’ DEFICIENCY:

Preferred stock, $.001 par value; 1,000,000 shares authorized Class B convertible preferred stock, $80.00 stated value, 350,000 shares authorized; 223,820 shares issued and outstanding	224,800
Common stock, $.001 par value; 100,000,000 shares authorized; 19,953,718 shares issued and outstanding	19,954
Additional paid-in capital	15,562,739
Accumulated deficit	(18,568,754)
Accumulated other comprehensive income	34,694
Less: Deferred compensation	(150,372)

Total Stockholders’ Deficiency	(2,876,939)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$877,742

The accompanying notes are an integral part of these financial statements.

DIALOG GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
(See Note 3)

	2002	2001

REVENUES	$4,798,496	$2,304,478

COST OF REVENUES	2,569,783	1,473,157

GROSS PROFIT	2,228,713	831,321

COSTS AND EXPENSES:

Sales and marketing	630,201	949,163
Payroll and payroll related expenses	3,223,725	3,438,781
Depreciation and amortization	208,863	436,943
Loss on website development impairment	38,899	116,103
Loss on fixed asset impairment	151,863	139,568
Loss on goodwill impairment	1,133,405	600,311
Other operating expenses	2,415,903	1,565,796

Total Costs and Expenses	7,802,859	7,246,665

LOSS FROM OPERATIONS	(5,574,146)	(6,415,344)

OTHER INCOME (EXPENSES):

Gain on debt settlement	1,003,831	—
Interest expense	(227,303)	(34,835)
Net loss on sale of fixed assets	(14,217)	—
Foreign currency transaction loss	(96,758)	—
Gain on sale of securities	240,307	—
Other income	88,420	858
Other expense	(160,502)	(2,521)

Net Other Income (Expenses)	833,778	(36,498)

NET LOSS	(4,740,368)	(6,451,842)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	31,083	3,611

TOTAL COMPREHENSIVE LOSS	$(4,709,285)	$(6,448,231)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.64)	$—

NET LOSS PER SHARE, BASIC AND DILUTED - PRO FORMA	$—	$(0.87)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	7,409,302	7,409,302

The accompanying notes are an integral part of these financial statements.

DIALOG GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE YEAR ENDED DECEMBER 31, 2002

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL		TREASURY STOCK		ACCUMULATED OTHER COMPREHENSIVE INCOME	DEFERRED COMPEN- SATION
	SHARES	AMOUNT	SHARES	AMOUNT		DEFICIT	SHARES	AMOUNT			TOTAL

Findstar and TDMI:
Balance, January 1, 2002	—	$12,256	—	$423,910	7,224,888	$(13,828,386)	—	$—	$3,611	$—	$(6,163,721)

Dialog Group, Inc.:
Balance, January 1, 2002, after fresh start accounting adjustments, and acquisition of Findstar and TDMI:	308,820	224,800	3,828,746	3,828	1,414,798	—	223,322	(576,254)	—	—	1,067,172

Combined entities	308,820	237,056	3,828,746	427,738	8,639,686	(13,828,386)	223,322	(576,254)	3,611	—	(5,096,549)

Reverse merger recapitalization adjustments	—	(12,256)	—	(423,910)	436,166	—	—	—	—	—	—

Balance after reverse merger recapitalization	308,820	224,800	3,828,746	3,828	9,075,852	(13,828,386)	223,322	(576,254)	3,611	—	(5,096,549)

Retirement of treasury shares	—	—	(223,322)	(223)	(576,031)	—	(223,322)	576,254	—	—	—

Debt converted into common stock:
Conversion of $1,133,333 note payable into 1,983,333 shares of common stock and return by investor of 85,000 of preferred stock previously owned	(85,000)	—	1,983,333	1,983	1,131,350	—	—	—	—	—	1,133,333
Conversion of $1,626,360 note payable into 813,180 shares of common stock	—	—	813,180	813	1,625,547	—	—	—	—	—	1,626,360
Conversion of $760,000 note payable into 1,520,000 shares of common stock	—	—	1,520,000	1,520	758,480	—	—	—	—	—	760,000
Conversion of $120,427 loan payable into 240,854 shares of common stock	—	—	240,854	241	120,186	—	—	—	—	—	120,427
Conversion of $163,500 loan payable into 327,000 shares of common stock	—	—	327,000	327	163,173	—	—	—	—	—	163,500
Conversion of $2,354,815 loans and notes payable into 9,274,280 shares of common stock	—	—	9,274,280	9,275	2,345,540	—	—	—	—	—	2,354,815

Sales of common stock in private placements:
740,000 shares at $0.50 per share	—	—	740,000	740	369,260	—	—	—	—	—	370,000
181,465 shares at $0.19 per share	—	—	181,465	182	34,730	—	—	—	—	—	34,912

Common Stock issued for services	—	—	1,268,000	1,268	356,592	—	—	—	—	—	357,860

Shares issued to creditors	—	—	182	—		—	—	—	—	—	—

39,343 shares to be issued to creditors	—	—	—	—	157,370	—	—	—	—	—	157,370

Warrants to be issued to creditors	—	—	—	—	690	—	—	—	—	—	690

Deferred compensation	—	—	—	—	—	—	—	—	—	(150,372)	(150,372)

Comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	31,083	—	31,083
Loss for the year ended December 31, 2002	—	—	—	—	—	(4,740,368)	—	—	—	—	(4,740,368)

Balance, December 31, 2002	223,820	$224,800	$19,953,718	$19,954	$15,562,739	$(18,568,754)	—	$—	$34,694	$(150,372)	$(2,876,939)

The accompanying notes are an integral part of these financial statements.

DIALOG GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE YEAR ENDED DECEMBER 31, 2001

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT

Findstar and TDMI:
Balance, January 1, 2001:

TDMI	504,306	$5,043	280,956	$2,810	$3,534,826	$(7,376,544)	$—	$(3,833,865)
Findstar	—	—	421,100	421,100	—	—	—	421,100

Combined balance, January 1, 2001	504,306	5,043	702,056	423,910	3,534,826	(7,376,544)	—	(3,412,765)

TDMI - Conversion of debt into preferred stock	640,767	6,408	—	—	3,265,867	—	—	3,272,275

TDMI - Issuance of preferred stock in acquisition of DMQ	80,492	805	—	—	424,195	—	—	425,000

Net Loss for the year ended
December 31, 2001
TDMI	—	—	—	—	—	(4,983,241)	—	(4,983,241)
DMQ	—	—	—	—	—	(451,692)	—	(451,692)
Findstar	—	—	—	—	—	(1,016,909)	—	(1,016,909)

Combined loss for the year ended December 31, 2001						(6,451,842)		(6,451,842)

Translation adjustment	—	—	—	—	—	—	3,611	3,611

Balance, December 31, 2001	1,225,565	$12,256	702,056	$423,910	$7,224,888	$(13,828,386)	$3,611	$(6,163,721)

The accompanying notes are an integral part of these financial statements.

DIALOG GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERs’ DEFICIENCY
FOR THE YEAR ENDED DECEMBER 31, 2001
(CONTINUED)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	DEFICIT	TREASURY STOCK		TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT			SHARES	AMOUNT

Dialog Group, Inc.:
Balance, January 1, 2001	$-	$-	$12,898,522	$12,898	$10,495,487	$(4,547,826)	$4,766,446	$(578,054)	$5,382,505

1 for 20 reverse split (including fractional shares)	—	—	(12,253,350)	(12,253)	12,253	—	(4,528,124)	—	—

Balance after reverse split	—	—	645,172	645	10,507,740	(4,547,826)	238,322	(578,054)	5,382,505

Treasury stock issued to bankruptcy creditor valued at $4.00 per share	—	—	—	—	58,200	—	(15,000)	1,800	60,000
Shares issued to creditors value at $4.00 per share	—	—	731,074	731	2,923,565	—	—	—	2,924,296
Additional shares to be issued to creditors valued at $4.00 per share	—	—	—	—	446,080	—	—	—	446,080
Loss for year ended December 31, 2001	—	—	—	—	—	(9,270,508)	—	—	(9,270,508)

Balance, December 31, 2001, prior to fresh start accounting and acquisitions of Findstar and TDMI	—	—	1,376,246	1,376	13,935,585	(13,818,334)	223,322	(576,254)	(457,627)

Adjustments for fresh start accounting	—	—	—	—	(13,818,334)	13,818,334	—	—	—

IMX - Balance after fresh start accounting adjustments	—	—	1,376,246	1,376	117,251	—	223,322	(576,254)	(457,627)

Shares issued in acquisition of Findstar and TDMI	306,010	—	2,377,500	2,377	997,622	—	—	—	999,999

Sales of preferred stock at $80.00 per share	2,810	224,800	—	—	—	—	—	—	224,800

Sales of common stock at $4.00 per share	—	—	75,000	75	299,925	—	—	—	300,000

Balance, December 31, 2001	308,820	$224,800	3,828,746	$3,828	$1,414,798	$—	$223,322	$(576,254)	$1,067,172

The accompanying notes are an integral part of these financial statements.

DIALOG GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
(See Note 3)

	2002	2001

Cash Flows from Operating Activities:

Net loss	$(4,740,368)	$(6,451,842)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt settlement	(1,003,831)	—
Loss on fixed asset impairment	151,863	139,568
Loss on website development	38,899	116,103
Loss on goodwill impairment	1,133,405	600,311
Gain on exchange of marketable securities in satisfaction of debt	(240,307)	—
Depreciation and amortization	208,863	436,943
Common stock issued for services	207,488	—
Common stock and warrants to be issued for services	158,060	—
Loss on sale of assets	14,217	—
Changes in operating assets and liabilities:
Accounts receivable	(78,296)	(192,678)
Prepaid and other current assets	(13,632)	(15,502)
Inventories	(12,060)	15,521
Other assets	—	(1,498)
Accounts payable and accrued expenses	136,094	1,280,053
Increase in accrued interest payable subsequently converted to note	199,393	—
Current liabilities - Due to related parties	283,994	—
Other current liabilities	227,039	—
Deferred revenues	57,530	185,313

Net Cash Used in Operating Activities	(3,271,649)	(3,887,708)

Cash Flows from Investing Activities:

Purchase of property and equipment	(120,118)	(60,317)
Sales of property and equipment	67,003	—
Website development	—	(61,623)

Net Cash Used in Investing Activities	(53,115)	(121,940)

Cash Flows from Financing Activities:

Proceeds from loans from related parties	3,429,431	—
Repayment of loans from related parties	(200,000)	—
Proceeds from notes payable	—	3,479,341
Repayment of debt	(259,463)	—
Proceeds from sale of common stock	404,912	929

Net Cash Provided by Financing Activities	3,374,880	3,480,270

Effect of exchange rate changes on cash	(9,378)	—

Increase (decrease) in cash and cash equivalents	40,738	(529,378)

Cash and cash equivalents, beginning of year	13,373	537,576

Cash and cash equivalents, end of year	$54,111	$8,198

The accompanying notes are an integral part of these financial statements.

DIALOG GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$—

Supplemental schedule of non-cash investing and financing activities:

Debt converted into 1,983,333 shares of common stock	$1,133,333	$—

Debt converted into 813,180 shares of common stock	$1,626,360	$—

Debt converted into 1,520,000 shares of common stock	$760,000	$—

Debt converted into 240,854 shares of common stock	$120,427	$—

Debt converted into 327,000 shares of common stock	$163,500	$—

Debt converted into 9,274,280 shares of common stock	$2,354,815	$—

Debt converted into 640,767 shares of preferred stock	$—	$3,272,275

Preferred stock issued in acquisition of DMQ	$—	$425,000

Common stock issued in acquisition of Panda Software (UK) Limited and Blue Van Limited	$—	$421,100

The accompanying notes are an integral part of these financial statements.

DIALOG GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND CAPITALIZATION

IMX Pharmaceuticals, Inc., formerly IMX Corporation, was organized under the laws of the State of Utah on June 2, 1982. The Company changed its name to IMX Pharmaceuticals, Inc. on June 30, 1997.

Dialog Group, Inc., was incorporated under the laws of the State of Delaware on October 4, 2002. The Company’s authorized capital stock consisted of 1,000 shares with no par value.

On November 12, 2002, IMX Pharmaceutical, Inc. and Dialog Group, Inc. merged into a single Delaware corporation (the “Company”) for the sole purpose of reincorporating IMX Pharmaceutical, Inc. in Delaware. The name of the surviving corporation is Dialog Group, Inc.

On the same date, the Company’s Certificate of Incorporation was restated to increase the total number of shares of capital stock that the Company has the authority to issue to 101,000,000. The total number of authorized shares of common stock, $0.001 par value, is 100,000,000 and the total number of authorized preferred stock, $0.001 par value, is 1,000,000. The Board of Directors is authorized to establish the preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and the number of shares constituting each series or the designation of such series.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly–owned subsidiaries, Findstar, plc, (“Findstar”), ThinkDirectMarketing, Inc. (“TDMI”), TDMI’s wholly–owned subsidiary, DirectMailQuotes, LLC (“DMQ”), and Findstar’s wholly–owned subsidiary, Panda Software (UK) Limited. All significant intercompany balances and transactions have been eliminated.

DIALOG GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BUSINESS

Findstar

Findstar’s business consists of the distribution of anti–virus software known as Panda Software, one of the United Kingdom’s leading anti–virus software systems. The Panda Software is also distributed outside the United Kingdom.

TDMI

TDMI designs, develops and distributes products and services that automate and streamline direct marketing and customer relationship management processes. TDMI is a Delaware corporation with its principal place of business in Connecticut.

DMQ

DMQ, d/b/a “Mail Mogul”, is an online market place for sellers of direct mail, providing leads, website applications, mailing lists, mailing supplies as well as other products and services. DMQ is located in California.

FOREIGN CURRENCY TRANSLATION

Findstar’s functional currency is the British pound, its local currency. Accordingly, balance sheet accounts have been translated at the exchange rate in effect at the end of the year and income statement accounts have been translated at average rates for each of the two years ended December 31, 2002. Translation gains and losses are included as a separate component of stockholders’ equity (deficiency) as Cumulative Translation Adjustments.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

DIALOG GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of money market accounts and other short–term investments with an original term of three months or less.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash.

The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. From time to time, the Company had cash in financial institutions in excess of federally insured limits.

ACCOUNTS RECEIVABLE

The Company conducts business and extends credit based on the evaluation of its customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. Recoveries of accounts previously written off are recognized as income in the periods in which the recoveries are made.

IMPAIRMENT OF LONG–LIVED ASSETS AND LONG–LIVED ASSETS TO BE DISPOSED OF

The Company reviews long–lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

DIALOG GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

The Company recognizes revenues in accordance with SAB 101, which reflects the basic principles of revenue recognition in existing generally accepted accounting principles. Accordingly, revenues are recognized upon delivery of goods, services, or licenses to customers. Revenues derived from the sale of twelve–month subscriptions to the Company’s mailing lists are deferred and included in income on a monthly basis as revenues are earned.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight–line method over the estimated useful lives of the assets. Expenditures for major betterments and additions are capitalized, while replacement, maintenance and repairs, which do not extend the lives of the respective assets, are charged to expense currently. Any gain or loss on disposition of assets is recognized currently.

WEBSITE DEVELOPMENT

The Company accounts for website development and maintenance costs in accordance with the guidance of EITF 00–2 “Accounting for Website Development Costs” and Statement of Position 98–1 “Software Developed or Obtained for Internal Use”. Costs incurred in the planning stage are expensed as incurred. Costs incurred in connection with the development stage are capitalized during the application development stage and amortized over a 3–year period. Costs incurred during the post–implementation operation stage, and fees incurred for web hosting, are expensed as incurred.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and debt. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short–term maturities and approximate market interest rates of these instruments. The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows

DIALOG GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET LOSS PER COMMON SHARE AND DILUTIVE SECURITIES

Earnings (loss) per share are computed in accordance with SFAS No. 128, “Earnings per Share”. Basic earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted–average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted–average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period.

The following is a summary of the securities that could potentially dilute basic loss per share in the future that were not included in the computation of diluted loss per share because to do so would be anti–dilutive.

Convertible Preferred Stock	8,952,800
Options	42,020
Warrants	168,056

Total	9,162,876

INCOME TAXES

The Company accounts for income taxes using SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

DIALOG GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company incurred $125,029 and $233,065 in advertising costs for the years ended December 31, 2002 and 2001, respectively.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations as incurred until such time as both technological feasibility is established and future economic benefit is assured.

STOCK–BASED COMPENSATION

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for its employee stock options rather than the alternative fair value accounting followed by SFAS No. 123 “Accounting for Stock–Based Compensation.” APB No. 25 provides that the compensation expense relative to the Company’s employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro–forma disclosure of the impact of applying the fair value method of SFAS No. 123.

Equity instruments issued to non–employees are accounted for at fair value. The fair value of the equity instrument is determined using either the fair value of the underlying stock or the Black–Scholes option–pricing model.

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

DIALOG GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 provides the accounting requirements for retirement obligations associated with tangible long–lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements for fiscal years beginning after June 15, 2002. The Company is currently assessing SFAS No. 143 but does not believe it will have a material impact on its financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections “. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early application permitted. SFAS 145 requires, among other things, that debt extinguishment must meet the criteria under APB No. 30 to be classified as an extraordinary item. The Company adopted SFAS 145 and, accordingly, reclassified a previously recorded extraordinary gain of approximately $756,000 as other income.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 is effective for disposal activities after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force (EITF) Issue No. 94–3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. The effect of adopting SFAS No. 146 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock–Based Compensation – Transition and Disclosure”. SFAS No. 148 does not alter the provisions of SFAS 123, nor does it require stock–based compensation to be measured under the fair–value method. Rather, SFAS 148 provides alternative transition methods to companies that elect to expense stock–based compensation using the fair–value approach under SFAS No. 123. Since the Company follows APB No. 25 in accounting for stock options, SFAS No. 148 will have no effect on its financial statements.

DIALOG GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

NOTE 2 – BANKRUPTCY AND REORGANIZATION

On November 20, 2000 the Company and its wholly–owned subsidiary, imx–eti LifePartners, Inc. (“imx–eti”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida, West Palm Beach Division. On December 27, 2000, the Bankruptcy Court ordered the joint administration of the two cases.

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

DIALOG GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

NOTE 2 – BANKRUPTCY AND REORGANIZATION (CONTINUED)

While the bankruptcy case was pending, imx–eti and the Company’s other subsidiaries, Sarah J, Inc. (d/b/a Mother 2 Be™), Proctozone™, Inc., Podiatrx™, Inc., and IMX Select Benefits Corporation (which were never parties to the bankruptcy proceedings) maintained minor activity.

All of the Company’s operations were conducted through its subsidiaries. All of the Company’s pharmaceutical and direct marketing subsidiaries were sold on December 11, 2001. The losses resulting from these subsidiaries were closed to additional paid–in capital pursuant to Generally Accepted Accounting Principles “fresh start accounting” rules on December 31, 2001.

NOTE 3 - ACQUISITIONS

ACQUISITIONS OF FINDSTAR AND TDMI

On September 30, 2001, the Company, as purchaser, entered into an agreement (the “Purchase Agreement”) with Cater Barnard plc, f/k/a VoyagerIT.com (“Cater Barnard”) and Envesta plc (“Envesta”), as sellers for the acquisitions of TDMI and Findstar.

Pursuant to the Purchase Agreement, the Company acquired Findstar and 17.5% of the equity of TDMI in December 2001, with the remaining equity interest of TDMI acquired in January 2002. As part of the purchase agreement, the Company also acquired from Cater Barnard’s notes receivables from TDMI in the aggregate amount of $4,000,000.

The purchase price consisted of 2,377,500 shares of the Company’s common stock, 306,010 shares of the Company’s class B preferred stock, warrants to purchase 675,000 shares of the Company’s common stock at $4.00 per share, a $1,866,667 promissory note payable to Cater Barnard and a $1,133,333 note payable to Envesta, both due in five years.

As a result of the Company having disposed of all of its prior subsidiaries, the Company had minimal net assets prior to this acquisition. In addition, since Cater Barnard and Envesta would hold approximately 86% of the equity of the Company after the acquisition, assuming conversion of the Class B Preferred Stock and the Warrant issued as part of the acquisition price, the Company accounted for the acquisition as a capital transaction, in a reverse acquisition and recapitalization. No goodwill or other intangible assets were recorded. Both Findstar and TDMI were deemed to be the accounting acquirers and the Company was deemed the legal acquirer.

DIALOG GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

NOTE 3 – ACQUISITIONS (CONTINUED)

REPORTING PERIOD

The accompanying consolidated financial statements depict the results of operations of the Company and its wholly owned subsidiaries Findstar, TDMI and DMQ for the year ended December 31, 2002. The financial statements for the period ended December 31, 2001 depict the results of operations and cash flows of TDMI for the twelve months ended December 31, 2001, Findstar for the period from January 2, 2001 (date of inception) to December 31, 2001, and DMQ from March 20, 2001 (date of acquisition, see below) to December 31, 2001.

ACQUISITION OF DMQ

On March 30, 2001 TDMI acquired 100% of the membership interest of DirectMailQuotes, LLC, a California limited liability company (“DMQ”). Accordingly, the results of operations for DMQ have been included in the accompanying consolidated financial statements from that date forward.

The aggregate acquisition price was $425,000, which was intended to be paid in convertible promissory notes to the DMQ investors. However, the notes were never issued and the DMQ investors received 80,492 shares of TDMI Preferred Stock in lieu of the notes. Accordingly, the 80,492 preferred shares were valued at $425,000.

Following is a condensed balance sheet showing the fair values of the assets and liabilities acquired as of the date of acquisition:

Cash	$2,362
Accounts receivable	29,719
Goodwill arising in the acquisition	600,311

632,392
Accounts payable and accrued expenses	(63,392)
Other current liabilities	(144,000)

Net assets acquired	$425,000

DIALOG GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

NOTE 3 – ACQUISITIONS (CONTINUED)

ACQUISITION OF DMQ (CONTINUED)

During the year ended December 31, 2001, goodwill of $600,311 was deemed impaired and charged against earnings.

The following pro–forma information presents the Company’s results of operations for the year ended December 31, 2001, as if DMQ had been acquired as of the beginning of the year.

Revenues	$2,504,974
Expenses	(9,147,072)

Net Loss	$(6,642,098)

NOTE 4 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America, which assume the continuity of the Company to continue as a going concern. However, the Company has incurred substantial losses resulting in an accumulated deficit of $18,568,754 as of December 31, 2002. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.

Management’s plans with regards to these issues are as follows:

LIQUIDITY

•	The Company is continuing the sale of its equity securities, as further discussed in Note 19. During the first quarter of 2003, the Company raised approximately $842,000 in such activities and has already contracted for additional sales of its securities.

•	The Company intends to obtain financing from longer term debt and has already obtained loans, as further discussed in Note 19.

PROFITABILITY

The Company intends to develop new and increased revenues and gross margins in all areas of operations. Specifically, the Company intends to:

DIALOG GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

NOTE 4 – GOING CONCERN CONSIDERATIONS (CONTINUED)

PROFITABILITY (CONTINUED)

•	Restructure its sales organization to allow for more effective sales processes. These steps include, among others, consolidating sales operations for subscription sales in offices in Florida, as well as expansion of sales organization;

•	Reduce expenses through office consolidation and payroll reduction; and

•	Enter into strategic relationships with data suppliers that will return higher levels of match rate with a better quality of data.

INTERNAL CONTROLS

•	During the last six months ended December 31, 2002, approximately $22,000 was embezzled by TDMI’s former bookkeeper, as a result of a lack of control of the prior management of TDMI. Management believes that additional losses may still be uncovered, but believes that the effect will not be material to the consolidated financial statements taken as a whole. TDMI prior management is no longer with the Company and management believes that its current systems and practices will adequately protect the Company against a repetition of the breakdown in internal controls described above.

Presently, the Company cannot ascertain the eventual success of management’s plans with any degree of certainty. The accompanying consolidated financial statements do not include any adjustments that might result from the eventual outcome of the risks and uncertainty described above.

DIALOG GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

NOTE 5 – PROPERTY AND EQUIPMENT

As of December 31, 2002, property and equipment consisted of the following:

Computer equipment and software	$91,229
Plant and equipment	113,590
204,819
Less: Accumulated depreciation	(76,519)

Property and equipment, net	$128,300

During 2002 and 2001, management determined that the fair value of certain computers and other equipment were less than their current book value. Accordingly, the Company recorded asset impairment losses of $ 151,863 and $139,568 during the years ended December 31, 2002 and 2001, respectively.

Depreciation expense was $105,293, and $194,733 for the years ended December 31, 2002 and 2001, respectively.

NOTE 6 – WEBSITE DEVELOPMENT

During 2002 and 2001, the company determined that the carrying amount of its website exceeded its fair value by approximately $38,900 and $116,000, respectively.

Accordingly, impairment losses of 38,900 and $116,000 were recognized during 2002 and 2001, respectively.

NOTE 7 – NOTE RECEIVABLE

On December 11, 2001, the Company and Shalom Y’all, Inc. (“Shalom”), a company wholly–owned by William A. Forster, the Company’s former Chairman and CEO, executed a settlement agreement that provided for the deferred payment of Mr. Forster’s secured claim, the settlement and payment of his administrative claim, the sale to Shalom of the Company’s subsidiaries, and the indemnification of the Company for any claims against it arising from the operation of the subsidiaries’ businesses.

The purchase price for the subsidiaries was $100,000. The obligation to make this payment is evidenced by a promissory note issued by Shalom Y’all, Inc.’s payable in three years. The note is secured by the pledge of 25,000 shares of Mr. Forster’s Common Stock.

DIALOG GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

NOTE 8 - ACCRUED LIABILITIES

December 31, 2002, accrued liabilities consisted of the following:

Accrued professional fees	$130,377
Accrued payroll and payroll taxes	425,841
Due to bankruptcy creditors	43,000
Accrued interest	87,524
Other	508,908

$1,195,650

NOTE 9 – DUE TO RELATED PARTIES

As of December 31, 2002, the Company owed $191,058 to Cater Barnard USA, a company owned by Cater Barnard, for office facilities and other services performed on behalf of the Company during the year. Of this amount, $150,815,along with other debts to Carter Barnard, was converted into shares of the Company’s common stock. (See Note 10). The remaining $140,243 was paid subsequent to year–end.

NOTE 10 – NOTES PAYABLE AND DEBT CONVERSION

Notes payable consisted of the following as of December 31, 2001 and 2002:

	2002	2001

Note payable to Cater Barnard plc	$–	$1,866,667
Note payable to Cater Barnard plc		475,000
Note payable to Envesta plc	–	1,133,333
Note payable to William Forster	–	82,000
Note payable to Axciom Corporation due in February, 2003	400,000	400,000
Note payable to William Spero	–	114,000

Total	$400,000	$4,071,000

NOTE PAYABLE TO CATER BARNARD (A RELATED PARTY)

In connection with the acquisition of Findstar and TDMI, the Company issued a note payable to Cater Barnard in the amount of $1,866,667. The note bore interest at 5% per annum and was due on December 31, 2006 (Note 3). On March 30, 2002, the Company settled a portion of its debt to Cater Barnard by assigning to it the Company’s beneficial ownership in certain options issued to certain of the Company’s former officers. The options provided for the purchase of the Common Stock of Medicis Pharmaceutical Corporation. As a result of this transaction, the $1,866,667 note payable to Cater Barnard was reduced by $240,307. The balance of $1,626,360 was converted into 813,180 shares of the Company’s Common Stock. (See Note 11).

DIALOG GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

NOTE 10 – NOTES PAYABLE AND DEBT CONVERSION (CONTINUED)

NOTE PAYABLE TO CATER BARNARD (A RELATED PARTY) (CONTINUED)

As of December 31, 2001, TDMI was indebted to Carter Barnard for $475,000. During January and February 2002, TDMI borrowed an additional $285,000 from Cater Barnard. In March 2002, the Company acquired the note and issued a promissory note to Cater Barnard for 760,000. The note, which was to mature on December 31,2006, bore interest at 5% per annum. The note was convertible into the Company’s Common Stock, at a price of $0.50 per share. The note was converted into 1,520,000 shares of the Company’s Common Stock. (See Note 11).

In addition, during the quarter ended June 30, 2002, TDMI, Findstar and IMX borrowed an additional $1,120,427 from Cater Barnard. During the year, $120,427 of this balance was converted into 240,854 shares of its Common Stock. (See Note 11). On June 27, 2002, the remaining balance of $1,000,000, along with accrued interest of $75,000 due on all of the Cater Barnard notes, was converted into a $1,075,000 note due July 1, 2004. The note bore interest at 5% per annum until June 30, 2003, and 7.8% thereafter.

During the quarter ended September 30, 2002, the Company borrowed $757,010 from Cater Barnard. The note evidencing the loan bore interest at 7.8% per annum and was to mature on August 1, 2004. It was convertible into 4 shares of IMX Common Stock for every dollar of principal and accrued interest. The note was secured by the equity in and debt from the Company’s subsidiaries.

During the quarter ended September 30, 2002, the Company borrowed $311,060 from Cater Barnard. The note bore interest at 5% per annum until August 31, 2003, and 7.8% per annum thereafter, and was to mature on September 1, 2004.

DIALOG GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

NOTE 10 – NOTES PAYABLE AND DEBT CONVERSION (CONTINUED)

NOTE PAYABLE TO CATER BARNARD (A RELATED PARTY) (CONTINUED)

As of December 31, 2002, the Company agreed to convert the $1,075,000 note, the $757,010 note, the $311,060 note, along with accrued interest thereon of $60,930 and other fees totaling $150,815 due to Carter Barnard USA (See Note 9) into 9,274,280 shares of the Company’s common stock. The shares were issued subsequent to year but the conversion has been reflected as of December 31 2002. (See Note 11).

NOTES PAYABLE TO ENVESTA PLC (A RELATED PARTY)

In connection with the acquisition of Findstar and TDMI, the Company issued a note payable to Envesta in the amount of $1,133,333. The note bore interest at 5% per annum and was due on December 31, 2006 (See Note 3). During the year ended December 31, 2002, Envesta elected, with the consent of the Company, to convert its $1,133,333 note and 85,000 shares of Class B Preferred Stock it received in the acquisition of Findstar and TDMI, into 1,983,333 shares of the Company’s Common Stock. (See Note 11).

NOTE PAYABLE TO CATER BARNARD USA (A RELATED PARTY)

As of June 30, 2002, TDMI owed $163,500 to Cater Barnard USA, a subsidiary of Cater Barnard. Cater Barnard USA agreed to settle this claim in exchange for 327,000 shares of the Company’s Common Stock. (See Note 11).

NOTE PAYABLE TO WILLIAM FORSTER

On December 11, 2001, the Company and Shalom Y’all executed and consummated an agreement providing for the deferred payment of Mr. Forster’s secured claim of $67,000, the settlement and payment of his administrative claim, and for the sale to Shalom Y’all of all of the Company’s subsidiaries, and its indemnification of the Company for any claims against it arising from the operation of the subsidiaries’ businesses (See Note 7).

The agreement provided for a payment of $50,000 to induce Shalom Y’all to provide the indemnity. $35,000 of the indemnity amount was paid at closing. The balance, together with the $67,000 secured claim, was evidenced by a promissory note issued by the Company in the amount of $82,000. The note was due on February 28, 2002 and bore interest at the rate of 15% per annum, from December 11, 2001. On March 20, 2002 the note was re–cast to provide for the periodic payments of principal and interest to be paid from December 11, 2001. At that time, a partial principal payment of $25,000 was made and the unpaid interest of $3,333 was added to the principal of the note. Additional payments totaling $35,000 were made. On June 28, 2002, the Company issued a replacement note in the principal amount of $27,463, consisting of $22,000 of principal and $5,463 of unpaid interest. The note was paid during the quarter ended September 30, 2002.

DIALOG GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

NOTE 10 – NOTES PAYABLE AND DEBT CONVERSION (CONTINUED)

NOTE PAYABLE TO AXCIOM CORPORATION

As of June 30, 2002, the Company was obligated on a note payable to Axciom Corporation in the amount of $400,000 that was due on December 31, 2001. The maturity of the note was originally extended to February 2003. The Company is currently in the process of extending the maturity date of the note.

NOTE PAYABLE TO WILLIAM SPERO

As of June 30, 2002, TDMI was indebted to William Spero, DMQ’s former principal owner, in the amount of $114,000 plus accrued interest, as part of the acquisition of DMQ by TDMI. TDMI had defaulted under the note and several subsequent settlement agreements. On August 13, 2002, the Company entered into an agreement with Mr. Spero whereby the Company agreed to pay $172,000 to settle the note, reclaim property to which Mr. Spero was entitled as the result of the prior defaults, and pay his legal costs during the default period. Interest expense of $58,000 was recognized during the year on the note. The note was paid during the quarter ended September 30, 2002.

NOTE 11 – EQUITY

MODIFICATION OF CLASS B CONVERTIBLE PREFERRED STOCK

The Company’s Certificate of Incorporation was also restated to modify the characteristics of the 350,000 shares, $80 stated value, Class B Convertible Preferred Stock as follows: The provision for payment or accumulation of dividends on the Series B Preferred Stock, payable in cash or Common Stock, at the Company’s election, was eliminated. The number of shares of Common Stock to be issued upon conversion of each Preferred share doubled to 40 instead of 20 as previously provided. This was accomplished by reducing the conversion price to $2.00 per share of Common Stock. The Class B Preferred stock are callable, upon not more than ninety days or less than thirty days notice, at their stated value, at any time after January 31, 2003.

DIALOG GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

NOTE 11 – EQUITY (CONTINUED)

CREATION OF CLASS B–1 CONVERTIBLE PREFERRED STOCK

The Company’s restated Certificate of Incorporation also created and authorized a series of Preferred Stock of 300,000 shares entitled Class B–1 Convertible Preferred Stock with the same characteristics of the Class B Convertible Preferred Stock. As of December 31, 2002, there was no Class B–1 Convertible Preferred Stock outstanding.

CREATION OF CLASS C CONVERTIBALE PREFERRED STOCK

The Company’s restated Certificate of Incorporation also created and authorized a series of Preferred Stock of 50,000shares entitled Class C Convertible Preferred Stock with a stated value of $250 per share. Each Class C Convertible Preferred Stock is convertible on the basis of 1,000 shares of Common Stock for each share of Class C Preferred Stock. The Class C Preferred stock are callable, upon not more than ninety days or less than thirty days notice, at their stated value, at any time after December 31, 2003. As of December 31, 2002, there was no Class B–1 Convertible Preferred Stock outstanding.

REVERSE STOCK SPLIT

On December 11, 2001, the effective date of the Plan of Reorganization, the Company had 12,898,522 shares of Common Stock issued, of which 8,132,076 were outstanding and 4,766,446 were held as Treasury Stock. All of the shares were subject to a reverse split on the basis of one share for each twenty share then issued. Any fractional shares were rounded up to the next full share. After the reverse split, the Company had 645,172 shares issued, of which 421,850 were outstanding and 238,322 held as Treasury Stock. All references to Common Stock in this report refers to the “post–reverse split” Common Stock. During the year ended December 31, 2002, all remaining shares held as Treasury Stock were retired.

DIALOG GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

NOTE 11 – EQUITY (CONTINUED)

SHARES ISSUED AND TO BE ISSUED TO CREDITORS IN BANKRUPTCY SETTLEMENTS

Pursuant to the Plan of Reorganization, all unsecured allowed claims were to be settled on the basis of one share for every $4.00 of allowed claim, with any fractional shares to be rounded up to the next full share. Per the Plan, a total of 842,594 shares were to be issued to class 5, 6, 7 and 8 creditors. A total of 731,074 shares were issued, resulting in a credit to equity of $2,924,296 as of December 31, 2001, the effective date of the fresh start accounting. The remaining 111,520 shares, valued at $445,352, were included in equity as of December 31, 2001 as a credit to additional paid–in capital.

In addition, the Company issued 15,000 Treasury Stock valued at $4.00 per share to a creditor, resulting in a credit of $60,000 to stockholders’ equity as of December 31, 2001. In December 2002, 182 shares of the 111,520 to be issued to creditors were issued. This issuance has no effect on the Company’s financial position and results of operations, as they were already accrued for.

In addition, a total of 39,343 shares of common stock were issued to two creditors not previously included in the bankruptcy plan. The two claims amounted to $157,370. As a result, the company recognized an expense for that amount which is included in other expenses in the accompanying consolidated statement of operations.

SALE OF COMMON STOCK IN PRIVATE PLACEMENTS

During the year ended December 31, 2002, the Company sold 740,000 shares of its Common Stock in private placements at $0.50 per share, aggregating $370,000, and 181,465 shares at $0.19 per share, for net proceeds of $34,912.

DIALOG GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

NOTE 11 – EQUITY (CONTINUED)

SHARES ISSUED FOR SERVICES

In connection with the sales of the Company’s Common Stock in private placements noted above, the Company issued 1,268,000 shares of its Common Stock to consultants for services rendered and to be rendered valued at $357,860, based on the value of the services. Of this amount, $207,468 related to services performed during the year and $150,392 relates to services to be performed in future periods. In addition, the Company is to issue warrants to purchase 18,147 shares of the Company’s common stock at a price of $0.19 per share to a consultant. The warrants were valued at $690, based on the value of the services provided.

CONVERSION OF DEBT INTO COMMON STOCK

As discussed in Note 10, during fiscal 2002, the Company converted the following debt into shares of its Common Stock:

Debt Converted	Number of Common Stock Issued

$1,626,360	813,180
760,000	1,520,000
120,427	240,854
2,354,815	9,274,280
1,133,333	1,983,333
163,500	327,000

$6,158,435	14,158,647

NOTE 12 –STOCK OPTIONS

In January 2002, the Company’s Board of Directors adopted the 2002 Employee Stock Option Plan (“the Plan”), subject to the approval of the Company’s stockholders. All of the Company’s previous stock options and other employee incentive plans, and any options granted under them, were terminated by the Plan of Reorganization.

The new Plan reserves 5,000,000 shares of the Company’s Common Stock for the issuance of options under the Plan. Not more than 100,000 shares may be granted to any Key Employee who is not an officer of the Company.

Stock options awarded may be either Qualified or Non–Qualified pursuant to Section 442 of the Internal Revenue Code. The options generally expire 10 years after the date of grant and are not all vested. The exercise price of the options may not be less than the fair market value of the stock on the date of grant.

DIALOG GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

NOTE 12 –STOCK OPTIONS (CONTINUED)

In connection with the acquisition of Findstar and TDMI, the Company had granted options to purchase 189,945 shares of its Common Stock to replace those held by TDMI’s officers and employees. Of these options 60,543 were vested as of the acquisition date and 129,402 were not vested. Per EITF 00–23 “Issues Related to the Accounting for Stock Compensation under APB No. 25 and FASB Interpretation No. 44”, “options or awards granted or issued by an acquirer in exchange for existing awards in a acquiree should be accounted for either as consideration for the acquisition of equity interests in the acquiree or a new awards, (depending on the vested status of the options or awards granted or issued by the acquirer), and not as a continuation of the acquiree awards.”

Based on the above, the 60,543 vested options are considered consideration for the acquisition of TDMI. However, since IMX’s common stock was so thinly traded and without a viable current market, no value could be established for the vested options.

The Company applies APB opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for options issued to employees. Compensation cost for stock options is measured at the intrinsic value, which is the excess of the market price of the Company’s common stock at the date of grant over the amount the recipient must pay to acquire the common stock. Under APB 25, no compensation expense has been recognized for the 129,402 unvested options granted.

Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock–Based Compensation”, requires the Company to provide pro forma information regarding net income (loss) and earnings (loss) per share as if compensation cost for employee stock options has been determined in accordance with the fair value based method prescribed by SFAS 123.

Due to the lack of marketability of the Company’s Common Stock at the date of acquisition, the Company was unable to value the options granted.

DIALOG GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

NOTE 12 – STOCK OPTIONS (CONTINUED)

Stock options activity for 2001 and 2002 is as follows:

	Number Of Shares	Weighted Average Exercise Price

Balance, January 1, 2001	–	$–
Options granted on date of acquisition	189,945	3.32

Balance, December 31, 2001	189,945	3.32

Additional options granted	2,376	3.00
Options forfeited	(22,967)	(3.09)
Options expired	(75,371)	(3.40)

Balance, December 31, 2002	93,983	$3.30

Stock options outstanding and exercisable at December 31, 2002 are as follows:

Options Outstanding			Options Exercisable

Range of Exercise Price	Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Shares Outstanding	Weighted Average Exercise Price

$3.00 – $4.00	93,983	$3.30	6.00	42,020	$ 3.69

NOTE 13 –STOCK WARRANTS

In connection with the final acquisition of TDMI, the Company had issued Warrants to purchase 168,056 shares of its Common Stock to the holders of TDMI Warrants. The Warrants expire on January 31, 2007. Warrants to purchase 66,000 shares have a purchase price of $1.89 and the balance have a purchase price of $3.00. Due to the lack of marketability of the Company’s Common Stock at the date of acquisition, the Company was unable to value the warrants granted.

DIALOG GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

NOTE 13 –STOCK WARRANTS (CONTINUED)

In addition, as discussed in Note 3, the Company issued a five–year warrant to purchase 675,000 shares of the Company’s post reverse split Common Stock at $4.00 per share. Due to the lack of marketability of the Company’s common stock at the date of acquisition, the Company was unable to value the warrant. The warrant was canceled in February 2003.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company entered into four lease obligations for office space in Connecticut, Colorado, California and Cambridge.

Connecticut Lease

The Connecticut lease was executed into on November 10,1998. The original term of the lease was from January 1, 1999 through December 31, 1999. The lease contained an option for the Company to extend the lease for an additional five–year period ending December 31, 2004. The Company exercised the option. In November 2001 the Company and its landlord agreed to extend the lease to December 31, 2005. During the extension period, the fixed rent would be equivalent to the fair market rent, as agreed between the Company and the Landlord.

Colorado Leases

The Colorado lease was executed on November 27,2000. The term of the lease was from February 1, 2001 through January 31, 2004. As a result of a change in ownership of this building, the Company was able to terminate the current lease. The Company is currently leasing this space on a month–to–month basis at a cost of $4,000 per month.

California Lease

The California lease was executed on July 17,2001. The term of the lease is from August 1, 2001 through July 31, 2003. The lease contains a provision for the Company to continue, with the consent of the landlord, its tenancy on a month–to–month basis at a monthly rent of $1,680 upon expiration of the lease.

DIALOG GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

NOTE 14 – COMMITMENTS AND CONTINGENCIES

OPERATING LEASES (CONTINUED)

Cambridge Lease

The Company leases its Cambridge offices under a non–cancelable operating lease which expires in 2006.

Rent expense amounted to $204,390 and $214,346 for the years ended December 3, 2002 and 2001, respectively.

Future minimum lease commitments under all long–term operating leases as of June 30, 2002 are approximately as follows:

Year ended December 31,
2003	$141,700
2004	85,000
2005	81,000
2006	14,000

Total	$321,700

EMPLOYMENT AGREEMENTS

The Company had employment agreements with certain of its executives that were to expire in 2004. Those agreements were terminated during the year ended December 31, 2002. Two of those agreements provided for severance payments. The Company recognized $159,740 of severance expense during the year. This amount is included in accrued expenses as of December 31, 2002.

NOTE 15 – INCOME TAXES

At December 31, 2002, the Company had federal and state net operating losses of approximately $16,000,000, that are subject to annual limitations through 2022. The losses are available to offset future taxable income.

The temporary differences that give rise to deferred tax asset and liability at December 31, 2002 are as follows:

DIALOG GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

NOTE 15 – INCOME TAXES (CONTINUED)

Deferred tax assets:
Net operating losses	$6,240,000

Total deferred tax assets	6,240,000
Less valuation allowance	(6,240,000)

Net deferred tax assets	$–

In assessing the amount of deferred tax asset to be recognized, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. It is not possible at this time to determine that the deferred tax asset is more likely to be realized than not. Accordingly, a full valuation allowance has been established for all periods presented.

The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses and tax credits in the event of an “ownership change”, as defined by the Internal Revenue Code. Federal and state net operating losses are subject to limitations as a result of these restrictions. As stated in Note 3, the Company experienced a substantial change in ownership exceeding 50%. As a result, the Company’s ability to utilize its net operating losses against future income have been significantly reduced.

The effective tax rate for the periods ended December 31, 2002 and 2001 are as follows:

U.S statutory tax rate	35%
State and local taxes	4
Less: Valuation allowance	(39)

Effective tax rate	0%

NOTE 16 – GAIN ON SALE OF SECURITIES

As discussed in Note 10, the Company settled a portion of its debt to Cater Barnard through the assignment of the Company’s beneficial ownership of certain options issued to some of the Company’s former officers. The options provided for the purchase of the Common Stock of Medicis Pharmaceutical Corporation. As a result of this transaction, the $1,866,667 note payable to Cater Barnard was reduced by $240,307. The Company recognized a gain of $240,307 in connection with this assignment, which is included in other income.

DIALOG GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

NOTE 17 – GAIN ON DEBT SETTLEMENT

In June 2002, the Company acquired from Envesta debts owed to Envesta by Findstar in the face amount of $955,934 for $200,000 in cash. Accordingly, the Company recognized a gain of $755,934 which was originally recorded as an extraordinary item. According to the requirements of SFAS No. 145, this amount was reclassified as other income. In addition, during the year ended December 31, 2002, Findstar settled debts with vendors and recognized a $247,897 gain on the settlements.

NOTE 18 – SEGMENT DISCLOSURES

The Company’s reportable operating segments include Findstar and its subsidiary, Panda Software (UK) Limited and TDMI and its subsidiary, DMQ.

•	Findstar’s business consists of the distribution of anti–virus software known as Panda Software, one ofthe United Kingdom’s leading anti–virus software systems. The Panda Software is also distributed outside the United Kingdom.

•	TDMI designs, develops and distributes products and services that automate and streamline direct marketing and customer relationship management processes. DMQ, is an online market place for sellers of direct mail, providing leads, website applications, mailing lists, mailing supplies as well as other products and services.

The Company allocates the costs of revenues and direct operating expenses to these segments.

Operating segments for the years ended December 31, 2002 and 2001 were as follows:

DIALOG GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

NOTE 18 – SEGMENT DISCLOSURES (CONTINUED)

Year ended December 31, 2002:

	Findstar	TDMI/DMQ	Corporate	Total

Revenues	$1,210,150	$3,588,346	$-	$4,798,496

Cost of revenues	351,013	2,218,770	–	$2,569,783

Gross profit	$859,137	$1,369,576	$–	$2,228,713

Depreciation and amortization	$47,997	$160,866	$–	$208,863

Total assets	$431,852	$298,781	$147,109	$877,742

Capital expenditures	$100,954	$ 19,164	$–	$120,118

Year ended December 31, 2001:

	Findstar	TDMI/DMQ	Corporate	Total

Revenues	$794,314	$1,510,164	$–	$2,304,478

Cost of revenues	(340,966)	(1,132,191)	–	(1,473,157)

Gross profit	$453,348	$377,973	$–	$831,321

Depreciation and amortization	$126,697	$310,246	$–	$436,943

Total assets	$1,415,756	$653,760	$117,172	$2,286,688

Capital expenditures	$2,864	$119,076	$–	$121,940

NOTE 19 – SUBSEQUENT EVENTS

ACQUISITION OF HEALTHCARE DIALOG, INC. (HDC)

On November 6, 2002, the Company entered into an Agreement for Merger (the “Agreement”) with HDC. On February 27, 2003, the Agreement was amended and the merger was consumed. It became effective on March 1, 2003. Upon consummation of the merger, the Company issued 30,075,219 shares of its Common Stock and 183,235 shares of its newly created Class B–1 Preferred Stock to the present HDC’s shareholders. The amended agreement calls for an additional $1,650,000 in financing. Cater Barnard had agreed to assure that at least $650,000 will be raised and had agreed to post negotiable collateral against its obligation to purchase up to 3,513,514 shares of the Company’s Common Stock. The parties subsequently cancel Cater Barnard’s guarantee that $650,000 will be raised and its obligation to purchase up to $3,513,514 shares of the Company’s Common Stock. In return, Cater Barnard will return to the Company 3,500,000 of the company’s Common Stock that it owned.

DIALOG GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

NOTE 19 – SUBSEQUENT EVENTS (CONTINUED)

ACQUISITION OF IP2M, INC. (“IP2M”)

On December 23, 2002, the Company entered into a letter of intent for the acquisition of IP2M. On February 24, 2003, the acquisition was consumed. It became effective on March 1, 2003. Upon consummation of the merger, the Company issued 6,186,844 shares of its Common Stock and 44,267 shares of its newly created Class B–1 Preferred Stock to the present IP2M shareholders. After the closing, the IP2M shareholders may share approximately 700,000 additional shares of Common Stock if certain financial goals are met.

ADDITIONAL ACQUISITIONS

The Company is currently negotiating to acquire 50% of Healthcare Horizons, Inc. and the assets of Azimuth Target Marketing, Inc. The proposed acquisition price is 5,307,392 shares of Common Stock and 32,336 shares of Preferred Stock. If this transaction is consummated, the former IP2M shareholders will receive an additional 589,120 shares of Common Stock and 3,589 shares of Preferred Stock.

DEBT CONVERSION

As discussed in Note 10, Carter Barnard converted $2,354,815 of debt into 9,274,280 shares of the Company’ Common Stock immediately prior to the acquisitions of HDC and IP2M.

DIALOG GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

NOTE 19 – SUBSEQUENT EVENTS (CONTINUED)

CREATION OF CLASS D CONVERTIBLE PREFERRED STOCK

On February 25, 2003, The Company’s Certificate of Incorporation was amended to create and authorize a series of Preferred Stock of 4,000 shares entitled Class D Convertible Preferred Stock. The Class D Convertible Preferred Stock has not voting rights. Each share is convertible, at the option of the holder, into 10,000 shares of the Company’s Common Stock only in the event the Class D Preferred Stock is pledged as collateral for any debt of the Company, and the Company is in default of such debt obligation.

COLLATERAL LOAN AGREEMENT AND PROMISSORY NOTE

On February 21, 2003, the Company entered into a collateral loan agreement and promissory note (the “Agreement”) with a United Kingdom corporation representing a group of lenders. Under the agreement, the Lender agreed to provide the Company a loan in the amount of $1,500,000. The loan is secured by the issuance in the name of the Lender of 3,950 shares of the Company newly created Class D Convertible Preferred Stock (see above), and kept in escrow. The stock pledged are to be held as collateral as long as there is any principal or interest outstanding and are to be returned to the Company when the loan is fully repaid. Upon any default on the loan, the Lender has the right to dispose of the stock. Any proceeds obtained in excess of the total of the default and cost of disposing of the stock is to be returned to the Company.

The loan bears interest at 5.5% per annum and is payable as follows:

Prepayment	$75,677		Deducted from proceeds
Engagement fee	$45,000		Deducted from proceeds
Consultant fee	$75,000		Deducted from proceeds
Year one	$6,589		10 monthly payments
Years two through five	$31,250	plus interest	46 monthly payments

DIALOG GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

NOTE 19 – SUBSEQUENT EVENTS (CONTINUED)

DEMAND PROMISSORY NOTE

During February 2003, the Company received $183,400 from a lender, as evidenced by a promissory note dated February 27, 2003. The loan is due on May 28, 2003 and will bear interest at 12% per annum if not repaid at the maturity date. In lieu of origination fees and accrued interest on the loan, the Company is to transfer 1,100,000 shares of Common Stock to the lender and warrants to issue 350,000 shares of the Company’s Common Stock at $0.05 per share. The warrants expire in 3 years

CONSULTING AGREEMENT WITH GRIFFIN SECURITIES, INC. (A RELATED PARTY)

On February 25, 2003, the Company entered into a consulting agreement with Griffin Securities, Inc. (the “Advisor”) whereas the Advisor is to introduce the Company to prospective investors and to achieve a listing for the Company’s shares on the American Stock Exchange or NASDAQ Small Cap. Should the Company achieve such listing, the Company agreed to compensate the Advisor with a cash fee of $75,000 payable at listing. Should the Company raise any equity financing in excess of $1,650,000 from investors introduced by the Advisor, the Company agreed to compensate the Advisor with a cash fee at the closing of such financing at a rate of 8% of the money raised. In addition, the Company agreed to issue financing warrants to the Advisor to purchase equity in the Company equal to 10% of the number of Common shares and/or warrants issued in the equity financing at a strike price equal to 110% of the price paid by the investors. The warrants should be exercisable over a 5 years period at a price per share equal to the price at which the Company raises funds under such offering. The term of the agreement is for one year.

SALE OF COMMON STOCK

Subsequent to December 21, 2002, the Company sold 5,410,653 shares of Common Stock in private placements for total gross proceeds of $842,335.

EMPLOYMENT AGREEMENTS

Effective March 1, 2003, the Company entered into employment agreements with 3 former HDC executives and 1 former IP2M executive. Each agreement has an initial term which ends on December 31, 2004 and provides for automatic annual renewals thereafter. Total annual salaries under these agreements amount to $700,000. The agreements also provide, among other things, for annual bonuses of 25% of the base salary if the executives meet certain performance goals fixed annually by the Board of Directors.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIALOG GROUP, INC.

Date: April 14, 2003

By: /s/ Peter V. DeCrescenzo
Peter V. DeCrescenzo, President and Chief Executive Officer

Signature	Title	Date
/s/ Peter V. DeCrescenzo Peter V. DeCrescenzo	Chief Executive Officer	April 14, 2003
/s/ Vincent DeCrescenzo Vincent DeCrescenzo	Chief Financial and Accounting Officer	April 14, 2003

CERTIFICATIONS

Chief Executive Officer

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003

/s/ Peter V. DeCrescenzo Peter V. DeCrescenzo, CEO

Chief Financial Officer

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003

/s/ Vincent DeCrescenzo Vincent DeCrescenzo, Sr. CFO

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003

/s/ Adrian Stecyk Adrian Stecyk, SVP