Form 10KSB/A
period 2002-12-31
IMX PHARMACEUTICALS INC
filed 2003-04-15
CIK 1051059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

REPORT ON FORM 10-KSB

This Amendment provides Independent Auditors' Report.

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

(b)      Reports on Form 8-K.

      The Company filed current reports on Form 8-KSB on November 11, 2002 (reporting items 2 and 7) and December 13, 2002 (reporting on Item 8),

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders
Dialog Group, Inc. and Subsidiaries
New York, NY

We have audited the accompanying consolidated balance sheet of Dialog Group, Inc. and Subsidiaries (formerly IMX Pharmaceutical, Inc. and Subsidiaries) (“the Company”) (a Delaware Corporation) as of December 31, 2002, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficiency, and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Findstar Plc, a wholly owned subsidiary, which statements reflect total assets of $431,852 as of December 31, 2002, and total revenues of $1,210,150 for the year ended December 31, 2002 and $794,314 for the period from January 2, 2001 (date of inception) to December 31, 2001. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Findstar Plc, is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dialog Group, Inc. and subsidiaries as of December 31, 2002, and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has suffered recurring losses from operations and has significant accumulated deficiencies, which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Berenfeld, Spritzer, Shechter & Sheer

Miami, Florida
April 4, 2003

\BERENFELD, SPRITZER, SHECHTER & SHEER\

To the Board of Directors and Stockholders of
Findstar plc

We have audited the accompanying consolidated balance sheet of Findstar plc (a company incorporated in England) and subsidiaries (“the Company”) as of December 31, 2002 and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the year then ended and for the period from January 2, 2001 (date of incorporation) to December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Findstar plc and subsidiaries as of December 31, 2002, and the results of its operations and its cash flows for the year then ended and for the period from January 2, 2001 (date of incorporation) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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

SPOKES & COMPANY
Chartered Accountants and Registered Auditors
Hilden Park House
79 Tonbridge Road
Hildenborough
Kent TN11 9BH
April 14, 2003

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