Form 10QSB
period 2003-03-31
DIALOG GROUP INC
filed 2003-05-20
CIK 1051059

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

(Mark One)

    Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.

    Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ______________________ to _________.

     Commission File No. 000-30294

DIALOG GROUP, INC.
(Name of Small Business Issuer in its Charter)

Delaware	87-0394290
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Twelfth Floor, 257 Park Avenue South, New York, NY	10010
(Address of Principal Executive Offices)	(Zip Code)

212.254.1917
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

     At May 16, 2003 there were 79,764,497 shares of common stock, par value $.001 per share outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes      No

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES

INDEX

Page Number
Part I. Financial Information

	Item 1	Financial Statements

F-2	Condensed Consolidated Balance Sheets as of December 31, 2002 (audited) and March 31, 2003 (unaudited)

F-3	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2003 (unaudited) and March 31, 2002 (unaudited)

F-4	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 (unaudited) and March 31, 2002 (unaudited)

F-5 to F-16	Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2. Management’s Discussion and Analysis or Plan of Operation

Item 5. Resignation of Director

Part II. Other Information

	Item 2(c)	Recent Sales of Unregistered Securities

	Item 6.	Exchibits and Reports on Form 8-K

DIALOG GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2003	2002
	(Unaudited)
CURRENT ASSETS:
Cash	$225,614	$54,111
Accounts receivable, net	980,308	461,099
Inventories	11,524	12,858
Prepaid expenses and other current assets	238,919	105,917

Total current assets	1,456,365	633,985

PROPERTY AND EQUIPMENT, NET	270,665	128,300

OTHER ASSETS:
Note receivable	100,000	100,000
Goodwill	4,474,888	—
Other assets	42,222	15,457

Total other assets	4,617,110	115,457

TOTAL ASSETS	$6,344,140	$877,742

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable	$1,600,670	$1,386,307
Notes and obligations payable, current	627,902	400,000
Accrued expenses	1,713,256	1,195,650
Deferred revenue	1,125,783	405,442
Other current liabilities	120,570	227,039
Due to related parties	208,606	140,243

Total current liabilities	5,396,787	3,754,681

LONG TERM DEBT	106,666	—

STOCKHOLDERS' EQUITY (DEFICIENCY):
Preferred stock	82,381	224,800
Common stock	67,973	19,954
Additional paid-in-capital	3,907,329	15,562,739
Accumulated deficit	(3,160,425)	(18,568,754)
Accumulated other comprehensive income	38,220	34,694
Less: deferred compensation	(94,791)	(150,372)

Total stockholders' equity (deficiency)	840,687	(2,876,939)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$6,344,140	$877,742

The accompanying notes are an integral part of these financial statements.

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(Unaudited)

	2003	2002

REVENUES	$1,335,239	$1,110,790

COST OF REVENUES	738,379	637,516

GROSS PROFIT	596,860	473,274

OPERATING EXPENSES:
Payroll and payroll related expenses	294,534	147,152
Selling and marketing	93,813	57,837
Depreciation and amortization	20,096	9,046
Loss on goodwill impairment	—	624,859
Loss on website impairment	—	300,000
Loss on trademark impairment	—	15,625
Loss on fixed assets impairment	—	95,067
Other general and administrative expenses	280,636	188,471

Total Operating Expenses	689,079	1,438,057

LOSS FROM OPERATIONS	(92,219)	(964,783)

OTHER INCOME (EXPENSES):
Interest expense	(109,600)	(7,313)
Other income	—	74,692

Net Other Income (Expenses)	(109,600)	67,379

NET LOSS	(201,819)	(897,404)

OTHER COMPREHENSIVE INCOME:
Foreign curreny translation adjustments	3,526	—

TOTAL COMPREHENSIVE LOSS	$(198,293)	$(897,404)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.01)	$—

NET LOSS PER SHARE, BASIC AND DILUTED - PRO-FORMA	$—	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	37,195,429	37,195,429

The accompanying notes are an integral part of these financial statements.

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)

	2003	2002

Cash Flows from Operating Activities:	$(201,819)	$(897,404)
Net loss
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,096	9,046
Loss on goodwill impairment	—	624,859
Loss on website impairment	—	300,000
Loss on trademark impairment	—	15,625
Loss on fixed assets impairment	—	95,067
Gain on debt forgiveness		(74,376)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(158,772)	(267,328)
Other current receivable	22,715	—
Prepaid expenses and other current assets	18,871	17,027
Increase (decrease) in:
Accounts payable and accrued expenses	182,190	18,711
Other current liabilities	(100,937)	—
Deferred revenue	(80,583)	(145,037)

Net Cash Used in Operating Activities	(298,239)	(303,810

Cash Flows from Investing Activities:
Purchase of property and equipment	(40,802)	(1,284)

Net Cash Used in Investing Activities	(40,802)	(1,284)

Cash Flows from Financing Activities:
Loans from shareholders	30,250	30,734
Borrowing from related parties	19,792	—
Sale of common stock	173,666	—
Short-term borrowing, net	25,203	58,161

Net Cash Provided by Financing Activities	248,911	88,895

Net decrease in cash	(90,130)	(216,199)
Effect of exchange rate on cash	4,148	—
Cash, beginning of period	311,596	240,927

Cash, end of period	$225,614	$24,728

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid during the period	$—	$55,284

Income taxes paid during the period	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued in acquistion of HCD	$1,017,139	$—

Shares issued in acquistion of IP2M	$260,908	$—

The accompanying notes are an integral part of these financial statements.

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(Unaudited)

NOTE 1 –	BASIS OF PRESENTATION

The condensed consolidated balance sheet as of March 31, 2003, the condensed consolidated statements of operations for the three months ended March 31, 2003 and 2002, and the condensed consolidated statements of cash flows for the three months ended March 31, 2003 and 2002 are unaudited. However, in the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and for all periods presented, have been made. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the operating results for the full year.

These condensed consolidated financial statements and notes are presented in accordance with rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s December 31, 2002 Form 10-KSB, and the consolidated financial statements of Healthcare Dialog, Inc. and Subsidiaries (“HCD”) and the financial statements of IP2M, Inc. (“IP2M”) (see Note 2), filed with the Company Form 8-K/A.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company (“DGI”) and its wholly-owned subsidiaries, Healthcare Dialog, Inc. (“HCD”), IP2M, Inc. (“IP2M”), Findstar, plc, (“Findstar”), ThinkDirectMarketing, Inc. (“TDMI”), HCD’s wholly-owned and majority-owned subsidiaries, P.V.D and Partners (“PVD”), CLP Graphics Center, Inc. (“CLP”), QD Corporation (“QD”), Findstar’s wholly-owned subsidiary, Panda Software (UK) Limited, and TDMI’s wholly-owned subsidiary, DirectMailQuotes, LLC (“DMQ”). All significant intercompany balances and transactions have been eliminated.

REPORTING PERIOD

As further explained in Note 2, the acquisition of HCD effective March 1, 2003 was accounted for as a reverse acquisition. HCD was deemed to be the accounting acquirer and the Company was deemed the legal acquirer. The accompanying condensed consolidated financial statements for the three months ended March 31, 2003 depict the results of operations and cash flows of HCD and subsidiaries for the three months ended March 31, 2003 and the results of operations and cash flows of DGI, Findstar and subsidiary, TDMI and subsidiary and IP2M from March 1, 2003, (effective date of the acquisition) to March 31, 2003. The accompanying condensed consolidated financial statements for the three months ended March 31, 2002 depict the results of operations and cash flows of HCD and subsidiaries only.

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(Unaudited)

NOTE 2 –	ACQUISITIONS

ACQUISITION OF HCD

On November 6, 2002, the Company entered into an Agreement for Merger (the “Agreement”) with HCD. On February 27, 2003, the Agreement was amended and the merger was consummated. It became effective on March 1, 2003.

The consideration paid by the Company for the acquisition consisted of 30,075,219 shares of the Company’s common stock and 183,235 shares of the Company’s Class B-1 preferred stock. The agreement called for an additional $1,650,000 in financing. One of the Company’s major shareholders had agreed to assure that at least $650,000 will be raised and had agreed to post negotiable collateral against its obligation to purchase up to 3,513,514 shares of the Company’s common stock. The parties subsequently canceled the shareholder’s guarantee that $650,000 will be raised and its obligation to purchase up to $3,513,514 shares of the Company’s common stock. In return, the shareholder returned to the Company 3,500,000 of the company’s common stock that it owned. The 3,500,000 shares were accounted for as a reduction of the purchase price, resulting in net shares of common stock of 26,575,219 issued to HCD. The consideration also included $76,958 of estimated transactions costs.

Of the approximately 70,203,000 shares of common stock outstanding after the consummation of both transactions (giving effect to the conversion of the preferred stock), HCD controlled 48.45% of the combined entity, DGI controlled 40.29% of the combined entity, with IP2M controlling the remaining 11.26%. In addition, HCD currently controls the Board of Directors, with two of the current four members being former officers of HCD. As a result, HCD was deemed the accounting acquirer and the acquisition of HCD was accounted for as a reverse acquisition.

The following set forth the consideration paid by the Company, which may be subject to certain adjustments:

Restricted common shares (26,575,219 at $0.03 per share)	$797,257
Restricted preferred shares (183,235 at $1.20 per share)	219,882
Estimated transaction costs	76,958

Total Purchase Price	$1,094,097

For purpose of determining the price of the common stock, management believed that the best reference is the price of recent sales of the Company’s common stock. During the month of March 2003, the Company sold shares of its common stock in reliance of Regulation S to foreign investors at $0.06 per share. Since the shares issued in this acquisition were not sold in reliance of Regulation S, which is less restrictive, and there are additional restrictions, management believed that an additional discount of 50% should be applied to the $0.06 per share, resulting in a price of $0.03 per share.

Similarly, since each preferred share is convertible into 40 shares of common stock, management believed that the preferred shares should be valued at 40 times $0.03, or $1.20 per share.

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(Unaudited)

NOTE 2 –	ACQUISITIONS (CONTINUED)

ACQUISITION OF HCD (CONTINUED)

The following table set forth the preliminary allocation of the purchase price to DGI’s tangible and intangible assets acquired and liabilities assumed as of December 31, 2002:

Cash	$54,111
Accounts receivable	461,099
Inventory	12,858
Prepaid expenses and other current assets	256,289
Property and equipment	128,300
Other receivable	100,000
Other assets	15,457
Goodwill	3,820,664
Accounts payable and accrued expenses	(2,581,957)
Deferred revenue	(405,442)
Other current liabilities	(227,039)
Short term debt	(540,243)

Total	$1,094,097

ACQUISITION OF IP2M

On November 23, 2002, the Company entered into a Letter of Intent relative to its proposed acquisition of IP2M. On February 24, 2003, the acquisition was finalized and the merger was consummated. It became effective on March 1, 2003.

The consideration paid by the Company for the acquisition consisted of 6,191,029 shares of the Company’s common stock and 44,312 shares of the Company Class B-1 preferred stock. In addition, the agreement provided for IP2M to receive 589,710 shares of common stock and 3,593 shares of preferred stock subject to the Company acquiring the outstanding shares of Healthcare Horizons, Inc. and the assets of Azimuth Target Marketing, Inc. On April 18, 2003, the Company completed the two acquisitions (See Note 9) and the additional shares were issued to the IP2M’s shareholders. In addition, IP2M’s shareholders may be issued approximately 700,000 shares of the Company’s common stock if certain financial goals are met. The consideration also included $69,274 of estimated transactions costs

The following set forth the consideration paid by the Company, which may be subject to certain adjustments:

Restricted common shares (6,780,739 at $0.03 per share)	$203,422
Restricted preferred shares (47,905 at $1.20 per share)	57,486
Estimated transaction costs	69,274

Total Purchase Price	$330,182

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(Unaudited)

NOTE 2 –	ACQUISITIONS (CONTINUED)

ACQUISITION OF IP2M (CONTINUED)

The prices of the common shares and preferred shares issued in this acquisition were determined as described in the acquisition of HCD.

The following table set forth the preliminary allocation of the purchase price of IP2M’s tangible and intangible assets acquired and liabilities assumed as of December 31, 2002:

Cash	$7,014
Accounts receivable	61,973
Prepaid expenses and other current assets	94,230
Property and equipment	72,653
Goodwill	654,224
Accounts payable and accrued expenses	(52,319)
Deferred revenue	(394,646)
Short term debt	(103,530)
Long-term debt	(9,417)

Total	$330,182

PRO-FORMA RESULTS OF OPERATIONS

The following set forth the Company’s results of operations for the three months ended March 31, 2003, as if the acquisitions had taken place on January 1, 2003, with comparative results of operations for the three months ended March 31, 2002.

	Three Months Ended March 31, 2003	Three Months ended March 31, 2002

REVENUE	$2,679,484	$2,591,903
COST OF REVENUE	1,410,012	1,475,404

GROSS PROFIT	$1,269,472	1,116,499
OPERATING EXPENSES:
Payroll and payroll related expenses	870,648	1,212,532
Selling and marketing	94,779	392,235
Depreciation and amortization	35,638	99,433
Loss on goodwill impairment	—	624,859
Loss on website impairment	—	300,000
Loss trademark impairment	—	15,625
Loss on fixed assets impairment	—	95,067
Other general and administrative expenses	760,606	884,253

Total Operating Expenses	1,761,671	3,624,004

Loss from Operations	(492,199)	(2,507,505)

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(Unaudited)

NOTE 2 –	ACQUISITIONS (CONTINUED)

PRO-FORMA RESULTS OF OPERATIONS (CONTINUED)

OTHER INCOME (EXPENSES)
Interest expense	(116,135)	(52,811)
Gain on sale of securities	—	240,307
Other income	252	430,704
Other expenses	—	(5,634)

Net Other Income	(115,883)	612,566
NET LOSS	$(608,082)	$(1,894,939)

PRO-FORMA NET LOSS PER SHARE – BASIC AND DILUTED	$0.02	$0.05

PRO-FORMA WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	35,195,429	35,195,429

NOTE 3 –	GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements have been presented assuming the continuity of the Company as a going concern. However, the Company has incurred substantial losses resulting in an accumulated deficit of $3,160,425 as of March 31, 2003. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.

Management’s plans with regards to this issue are as follows:

LIQUIDITY

•	The Company is continuing the sale of its equity securities, as further discussed in Note 9. During the first quarter of 2003, the Company raised approximately $842,000 in such activities and has already contracted for additional sales of its securities. After the end of the quarter, approximately $350,000 has been raised.

•	The Company intends to obtain financing from longer term debt and has already obtained loans, as further discussed in Note 4

PROFITABILITY

The Company intends to develop new and increased revenues and gross margins in all areas of operations. Specifically, the Company intends to:

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(Unaudited)

NOTE 3 –	GOING CONCERN CONSIDERATIONS (CONTINUED)

	•	Restructure its sales organization to allow for more effective sales processes. These steps include, among others, consolidating sales operations for subscription sales in offices in Florida, as well as expansion of sales organization.

•	Reduce expenses through office consolidation and payroll reduction.

•	Enter into strategic relationships with data suppliers that will return higher levels of match rate with a better quality of data.

Many of these profitability objectives have been met early in the second quarter.

Presently, the Company cannot ascertain the eventual success of management’s plans with any degree of certainty. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the eventual outcome of the risks and uncertainty described above.

NOTE 4 –	LOANS AND NOTES PAYABLE

Loans and notes payable consisted of the following as of March 31, 2003

Demand promissory note dated February 27, 2003, in the original amount of $183,400. The note is due on May 28, 2003 and will bear interest at 12% per annum if not repaid at the maturity date. In lieu of origination fees and interest on the loan, the Company transferred 1,100,000 shares of the Company’s common stock to the lender and warrants to issue 350,000 shares of the Company’s Common Stock at $0.05 per share. The warrants expire in 3 years. See Note 5.	$127,728

Convertible notes in the aggregate amount of $100,000 due to three former IP2M note holders assumed by the Company. The notes are due August 31, 2004. The notes bear interest at the rate of 10% per annum. The notes are convertible into shares of the Company’s common stock. The number of shares to be issued upon conversion will be determined by the closing bid price of the Company’s common stock on the date of conversion. Each holder is entitled to convert up to 25% of the initial balance of the note (including accrued interest) each month.	100,000

Note payable to Axciom Corporation in the original amount of $400,000. The maturity of the note was extended to February 2003 and the note is now in default. The company is currently in the process of extending the maturity of the note. The note bears interest at 8% per annum.	400,000

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(Unaudited)

NOTE 4 –	LOANS AND NOTES PAYABLE (CONTINUED)

$115,000 revolving credits agreement with a commercial bank renewable every year until October 13, 2004. The line of credit bears interest at prime plus 2% per annum and is personally guaranteed by one of the Company’s shareholders.	94,935

Line of credit agreement with Dell Financial Corporation for equipment purchase. The agreement provides for monthly payments of $414.	11,905

Total loans and notes payable	734,568

Less: Current maturities	(627,902)

Long Tem Debt	$106,666

Maturities of long-term debt consist of the following as of March 31, 2003:

2004	$627,902
2005	106,666

Total	$734,568

NOTE 5 –	EQUITY

SHARES ISSUED IN ACQUISITION OF HCD

As discussed in Note 2, during the quarter ended March 31, 2003, the Company issued net shares of common stock of 26,575,219 in the HCD acquisition valued at $0.03 per share and 183,235 shares of preferred stock valued at $1.20 per share.

SHARES ISSUED IN ACQUISTION OF IP2M

As discussed in Note 2, during the quarter ended March 31, 2003, the Company issued 6,780,739 shares of common stock in the acquisition of IP2M value at $0.03 per share and 47,905 shares of preferred stock valued at $1.20 per share.

SHARES OF COMMON STOCK IN PRIVATE PLACEMENTS

During the quarter ended March 31, 2003, the Company sold the following shares of common stock in private placements:

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(Unaudited)

NOTE 5 –	EQUITY (CONTINUED)

Number of Shares	Average Price per Share	Total Proceeds
4,030,483	$0.15	$582,496
2,233,333	$0.15	335,000
20,000	$0.50	10,000

6,283,816		$927,496

In connection with those sales, the Company paid cash commissions aggregating approximately $58,250. In addition the Company is to issue warrants to purchase 403,048 shares of the Company’s common stock to consultants in connection with those sales. The warrants were valued at $11,650.

ISSUANCE OF COMMON STOCK TO FORMER HDC SHAREHOLDERS

During the quarter ended March 31, 2003, an aggregate number of 1,238,599 shares of the Company’s common stock were issued to former HCD shareholders for certain services provided to the Company. These shares were issued at $0.03 per share, which was the value of the shares issued in the acquisition of HCD.

ISSUANCE OF COMMON STOCK AND WARRANTS IN CONNECTION WITH BRIDGE LOAN

As discussed in Note 4, in connection with the bridge loan, the Company issued 1,100,000 shares of common stock and warrants to issue 350,000 shares of common stock to the lender, in lieu of origination fee and interest on the loan. The shares and warrants were valued at $36,500, based on their fair value, and this amount was charged to interest expense.

DEBT CONVERSION

During the quarter ended March 31, 2003, Carter Barnard converted $2,354,815 of debt into 9,274,280 shares of the Company’s common stock, immediately prior to the acquisition of HCD and IP2M. This conversion was accounted for as of December 31, 2002.

CONVERSION OF PREFERRED STOCK INTO COMMON STOCK

During the quarter ended March 31, 2003, 151,060 shares of the Company’s Class B preferred stock were converted into 6,042,400 shares of the Company’s common stock.

CREATION OF CLASS D CONVERTIBLE PREFERRED STOCK

On February 25, 2003, The Company’s Certificate of Incorporation was amended to create and authorize a series of preferred stock of 4,000 shares entitled Class D Convertible Preferred Stock. The Class D Convertible preferred stock has no voting rights. Each share is convertible, at the option of the holder, into 10,000 shares of the Company’s common stock only in the event the Class D preferred stock is pledged as collateral for any debt of the Company, and the Company is in default of such debt obligation.

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(Unaudited)

NOTE 6 –	RELATED PARTY TRANSACTIONS

MANAGEMENT FEES

During the quarter ended March 31, 2003, the Company paid $30,000 to Carter Barnard USA, a Company owned by Carter Barnard, for office facilities and other services performed on behalf of the Company during January and half of February 2003. Carter Barnard USA no longer provides such services.

DUE TO RELATED PARTIES

As of March 31, 2003, the Company was indebted to four shareholders in the aggregate amount of $188,814. The loans bear interest at the rate of 10.5% per annum and are due on demand. The remaining balance of $19,792 due to a related party is non-interest bearing.

DEBT FORGIVENESS

As of December 31, 2001, the Company owed approximately $75,000 to a related party. The debt was forgiven by the related party during the quarter ended March 31, 2002. As a result, the Company recognized a gain of $75,000 which is included in other income in the accompanying consolidated financial statements

RENT FROM RELATED PARTIES

The Company leases an apartment from a company controlled by two of its shareholders and executives. Rent expense paid to these related parties amounted to $7,600 during the quarter ended March 31, 2003.

NOTE 7 –	AGREEMENTS

The company entered into the following agreements during the quarter ended March 31, 2003:

EMPLOYMENT AGREEMENTS

Effective March 1, 2003, the Company entered into employment agreements with 3 former HCD executives and 1 former IP2M executive. Each agreement has an initial term which ends on December 31, 2004 and provides for automatic annual renewals thereafter. Total annual salaries under these agreements amount to $700,000. The agreements also provide, among other things, for annual bonuses of 25% of the base salary if the executives meet certain performance goals fixed annually by the Board of Directors.

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(Unaudited)

NOTE 7 –	AGREEMENTS (CONTINUED)

CONSULTING AGREEMENT WITH GRIFFIN SECURITIES, INC. (A RELATED PARTY)

On February 25, 2003, the Company entered into a consulting agreement with Griffin Securities, Inc. (the “Advisor”) whereas the Advisor is to introduce the Company to prospective investors and to achieve a listing for the Company’s shares on the American Stock Exchange or NASDAQ Small Cap. Should the Company achieve such listing, the Company agreed to compensate the Advisor with a cash fee of $75,000 payable at listing. Should the Company raise any equity financing in excess of $1,650,000 from investors introduced by the Advisor, the Company agreed to compensate the Advisor with a cash fee at the closing of such financing at a rate of 8% of the money raised. In addition, the Company agreed to issue financing warrants to the Advisor to purchase equity in the Company equal to 10% of the number of Common shares and/or warrants issued in the equity financing at a strike price equal to 110% of the price paid by the investors. The warrants should be exercisable over a 5 years period at a price per share equal to the price at which the Company raises funds under such offering. The term of the agreement is for one year

NOTE 8 –	SEGMENT DISCLOSURES

The Company’s reportable operating segments include HCD and its wholly-owned subsisiaries, PVD, CLP and QD, Findstar and its subsidiary, Panda Software (UK) Limited, TDMI and its subsidiary, DMQ, and IP2M

•	HCD and its subsidiaries provide pharmaceutical companies with interactive, strategic and creative services. PVD provides full-service creative and strategic healthcare marketing services. CLP provides multimedia graphic design and production services. QD manages sophisticated promotional websites, provides interactive training and education CD-ROMs, and generates Internet marketing and e-mail campaigns.

•	Findstar’s business consists of the distribution of anti-virus software known as Panda Software, one of the United Kingdom’s leading anti-virus software systems. The Panda Software is also distributed outside the United Kingdom.

•	TDMI designs, develops and distributes products and services that automate and streamline direct marketing and customer relationship management processes. DMQ, is an online market place for sellers of direct mail, providing leads, website applications, mailing lists, mailing supplies as well as other products and services.

•	IP2M is a marketing company that has developed a marketing platform in healthcare that integrates radio, television, and the Internet to assist clients in targeting consumers. IP2M offers a national solution using the existing loyalty of

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(Unaudited)

NOTE 8 –	SEGMENT DISCLOSURES (CONTINUED)

the local radio and television stations to drive traffic to the client’s content and advertising within the IP2M platform.

The Company allocates the costs of revenues and direct operating expenses to these segments.

Information regarding the Company’s operating segments for the quarter ended March 31, 2003 and 2002 are being presented on a pro-forma basis because management believes that the results of operations for the three months ended March 31, 2003 and 2002 are more meaningful than the actual results of operations that include only the month of March 2003 for the accounting acquirees.

Quarter ended March 31, 2003 (Pro-Forma)

	HCD	Findstar	TDMI	IP2M	Corporate	Total

Revenues	$670,926	$462,494	$912,480	$633,584	$—	$2,679,484
Cost of revenues	(346,422)	(175,166)	(475,576)	(412,848)	—	(1,410,012)

Gross profit	$324,504	$287,328	$436,904	$220,736	$—	$1,269,472

Depreciation and amortization	$7,374	$7,217	$10,047	$11,000	$—	$35,638

Total assets	$552,881	$500,242	$370,705	$158,339	$—	$1,582,167

Quarter ended March 31, 2002 (Pro-Forma)

	HCD	Findstar	TDMI	IP2M	Corporate	Total

Revenues	$1,110,790	$221,552	$776,225	$483,336	$—	$2,591,903
Cost of revenues	(637,516)	(80,491)	(466,181)	(291,216)	—	(1,475,404)

Gross profit	$473,274	$141,061	$310,044	$192,120	$—	$1,116,499

Depreciation and amortization	$ 9,046	$15,080	$57,307	$18,000	$—	$99,433

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(Unaudited)

NOTE 9 –	SUBSEQUENT EVENTS

ACQUISITIONS

On April 18, 2003, the Company acquired the remaining outstanding shares of Healthcare Horizons, Inc. (“HCH”), a company that was partially owned by HCD, and the assets of Azimuth Target Marketing, Inc. (“Azimuth”). HCH and Azimuth are owners and distributors of demographic, disease, and healthcare information.

The acquisition price was 5,307,392 shares of the Company’s common stock and 32,336 shares of the Company’s preferred stock.

SALES OF COMMON STOCK

Subsequent to March 31, 2003, the Company sold shares of its common stock in private placements and raised approximately $350,000.

Back to Contents

Item 2. Management’s Discussion and Analysis or Plan of Operation.

General

     Dialog Group, Inc. (formerly IMX Pharmaceuticals, Inc.) (“Company” or “DGI”) is a publicly traded corporation (OTCBB:DLGG) with headquarters in New York City and offices in Burbank, California; Sunrise, Florida; Houston, Texas and Cambridge, United Kingdom.

     During this quarter, the Company completed its acquisition of Healthcare Dialog, Inc. (“HCD”) and IP2M, Inc. (“IP2M”). At the beginning of the second quarter, DGI completed the acquisition of Healthcare Horizons, Inc (“HCH”) and the assets of Azimuth Target Marketing, Inc. As a result, DGI can conceive and implement a comprehensive program for its health care and other clients and execute it with DGI’s specialized data bases and services and unique channel of communication. The new, united company combines depth of healthcare knowledge and broad strategic and creative services with the information and channels to quickly achieve their clients’ objectives.

     Through its four operating divisions, DGI provides its clients a suite of products that are available as either a turnkey solution or as a component for their marketing plan. DGI provides proprietary online and offline support for the healthcare, small business, telephone service bureau, financial services and direct marketing industries in the United States, and software in the United Kingdom. Current and past healthcare clients include Novartis AG, Schering-Plough, GlaxoSmithKline, Johnson and Johnson, Boehringer-Ingelheim and Forest Laboratories. Partners and strategic relationships include the United States Post Office, Clear Channel Communications, ABC Radio, McGraw-Hill Television, Acxiom, Claritas, National Association of Insurance and Financial Advisors, and Microsoft.

Description of Healthcare Dialog, Inc. (HCD)

     Healthcare Dialog, Inc. is a leading provider of relationship marketing communications services to the healthcare industry. Healthcare Dialog provides pharmaceutical companies with a suite of integrated healthcare-specific campaign creation and management capabilities — including strategic and creative services, interactive communication services, patient/consumer target identification, and database enhancement and management services. Combining these services into 5 intergrated programs, Healthcare Dialog creates, launches, and continually upgrades a wide range of targeted and highly customizable direct and interactive marketing campaigns. Clients rely on Healthcare Dialog to help establish and build more valuable and longer lasting relationships with physicians, patients, and consumers over a broad array of permission-based contact points, including Internet websites, opt-in e-mails, digital, on-demand print, direct mail and telemarketing. Healthcare Dialog provides clients with comprehensive healthcare expertise, access to databases of more than 100 million households, experience in scalable mass personalization distribution technology, capabilities in syndicated marketing campaigns and track record of successfully delivering professional results.

     Past and present Healthcare Dialog clientele includes global pharmaceutical leaders such as Novartis AG and Schering-Plough Corp. and healthcare product retailers such as

Back to Contents

the Rite Aid drugstore chain. Healthcare Dialog partners with numerous client-side brand teams and sales force management teams and wide ranging experience with both mass market and niche client brands, including such household names as Allegra® and Coppertone®. Because of it’s in-house content development and media production capabilities, Healthcare Dialog also provides its services to other industries, including Insurance, Hotel and Hospitality Services, etc., including companies such as Assurant, Progressive Insurance and Marriott Vacation Clubs.

Description of IP2M

     IP2M is a marketing company that has developed a unique marketing platform in healthcare that integrates radio, television, and the Internet to assist clients in targeting consumers. IP2M offers a national solution using the existing loyalty of the local radio and television stations to drive traffic to the client's content and advertising within the IP2M platform.

     IP2M offers its clients

     •  Specialized advertising, marketing, and promotional programs to targeted consumers at competitive rates

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

Back to Contents

Management. Each client has extended its campaign, engaged IP2M for additional brands, or placed IP2M on its 2003 media plan.

Description of HCH and Azimuth

     HCH and Azimuth are owners and distributors of demographic, disease, and healthcare information. Their permission-based data acquisition and management system offers their clients a superior level of market intelligence providing them with an unprecedented opportunity to market on a one-to-one basis.

Description of TDMI and Findstar

     TDMI is a US company that provides businesses the ability to target, create, print and execute a direct marketing campaign online from their desktop computer. TDMI offers online subscribers access to consumer and business databases containing opt-in information on over 100 million US consumers that can be searched both geographically, demographically, income, and other personal profiles. In addition to its subscription products TDMI offers thousands of specialized consumer lists from the nation’s largest data compilers including Acxiom, InfoUSA, and Equifax. To complement these data services TDMI has made available to its customers the ability to use its online mailing solutions to execute direct mail campaigns from the desktop.

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

     In April 2001, TDMI completed the acquisition of DirectMailQuotes, LLC (“DMQ”) to further expand into direct product sales to the letter shop channel. DMQ, through its MailMogul professional brand, provides mailing list acquisition, mailing supplies, National Change of Address (NCOA) for data cleansing and enhancement and the industries premier lead generation service, Directmailquotes.com, for the letter shop channel. As DMQ was also one of the five USPS partners, the acquisition consolidated TDMI’s position as the Postal Services leading affiliate.

Back to Contents

     Findstar plc is a sales led organization with telemarketing capabilities currently selling and distributing on an exclusive basis the Panda Software anti-virus software and products in the UK.

     Panda UK holds the exclusive distribution license for the sale, marketing, and distribution of Panda Software products through out England, as well as in Scotland and Wales. The licence has a five-year term ending in January 2005 with an option for an additional two years. The license may be renewed for additional periods.

     Panda UK was established in 1999 to acquire the exclusive licence for Panda Software products. Panda Antivirus was established in 1999 as a reseller of Panda Software products under an arrangement with Panda UK. Findstar was incorporated in January 2001 as the holding company for Panda UK and Panda Antivirus.

Back to Contents

Results of Operations

The Company’s consolidated operations reflected in this quarter’s financial statements include all four subsidiaries, HCD, IP2M, Findstar, and TDMI. The operations conducted by HCH and Azimuth are not included as they were acquired after the end of this quarter. The consolidated results of operations for the quarter ended March 31, 2003 are being presented on a pro-forma basis because management believes that the results of operations for the three months ended March 31, 2003 and 2002 are more meaningful then the accrual results of operations that include only the month of March 2003 for the accounting acquiree.

Healthcare Dialog

For the three months ended March 31, 2003, HCD’s total consolidated revenues were approximately $670,926 as compared to approximately $1,110,790 for the same period ended March 31, 2002, a decrease of about $439,864 or about 40%. The reduction due to two major marketing programs the company sold to a pharmaceutical client being in the production stage simultaneously. These programs are ongoing in the first quarter of 2003, but are now in the management stage which produces less in revenue, but at higher margins. The company’s qd.online subsidiary in quarter one 2002 produced $156,325 in revenue compared to none during the same period of 2003.

HCD’s gross margin on sales for the first quarter of 2003 was almost 48%, up 5 point from the 2002 level of 43%.

HCD’s consolidated total operating expenses were approximately $242,596 for the three months ended March 31, 2003. This compares with approximately $1,438,057 for the same period ended March 31, 2002. The decrease between periods resulted from management’s decision in 2002 to write down $624,859, $300,000 and $95,067 in “loss on goodwill impairment”, “loss on website impairment” and “loss on fixed assets disposal” respectively.

For the three months ended March 31, 2003, HCD’s consolidated net gain from operations was approximately $91,129. This represents an improvement from net losses of about $(897,404) in the period ending March 31, 2002. While sales during this period were off, the write down of assets in 2002 combined with reduced marketing and administrative expenses combined to improve the bottom line by almost $1 million.

IP2M

For the three months ended March 31, 2003, IP2M’s net revenues were approximately $634,000 as compared to approximately $483,000 for the same period ended March 31, 2002, an increase of about $150,000 or over 30%.  The increase is due to customers renewing their business or expanding their campaign combined with new sales resulting from increased acceptance of IP2M’s programs.

Back to Contents

IP2M’s gross margin on sales for the first quarter of 2003 was almost 35%, as compared to 39% during this quarter in 2002. This is attributable to the relatively faster growth of IP2M’s media purchasing division, which has a smaller gross margin.

IP2M’s consolidated total operating expenses were approximately $265,000 for the three months ended March 31, 2003. This compares with approximately $684,000 for the same period ended March 31, 2002.  Decreasing the core personnel and outsourcing additional work to meet our clients’ demands and expanding business accomplished this.  Additionally, with the merger, the need for investment banker fees has decreased as well as the professional fees associated with such activities.

For the three months ended March 31, 2003, IP2M’s consolidated net loss from operations was approximately $(44,000). This represents an improvement from net losses of about $(492,000) in the quarter ended March 31, 2002.  This is due to improvements in optimizing our platform, increasing sales, and planning for a consolidation with Healthcare dialogue.

TDMI:

TDMI’s consolidated revenues (including DMQ) were approximately $912,000 for the three months ended March 31, 2003 as compared to approximately $776,000 for the same period ended March 31, 2002, an increase of about $136,000 or more than 15%. The improved results, which occurred despite the dislocations inherent in the relocation of TDMI’s sales offices, are due to new customers as well as increased revenues from existing customers and the introduction and rollout of the batch version of TDMI’s DigitalData service.

TDMI’s gross margin on sales for the first quarter of 2003 was almost 48%, approximately the same during this quarter in 2002.

TDMI’s consolidated total operating expenses were approximately $569,000 for the three months ended March 31, 2003. This compares with approximately $994,000 for the same period ended March 31, 2002. The decrease between periods, quarter to quarter at a time of greatly overall sales was accomplished by a reduction of executive positions, consolidation of staff, specifically technology and management staffing, and closure of offices.

For the three months ended March 31, 2003, TDMI’s consolidated net loss from operations was approximately $(140,000). This represents an improvement from net losses of about $(690,000) in the period ending March 31, 2002. Increased sales during this period combined with reduced salary, marketing, and administrative expenses continued to improve the bottom line.

Findstar:

For the three ended March 31, 2003, the Findstar’s consolidated net sales were approximately $462,000 as compared to $222,000 for the same period ended March 31, 2002. This increase, representing a doubling of sales, is attributable to the aggressive approach of the management

Back to Contents

in opening up new sales routes and the continuing expansion of channel sales through resellers and distributors.

The Findstar’s gross profit margin for the three months ended March 31, 2003 was approximately 62%, almost the same as the 63.8% margin for the three months to March 31, 2002.

The Findstar’s total operating expenses were approximately $295,000 for the three months ended March 31, 2003 compared with $274,000 for same period in 2003 an increase of less than 8% while sales were increasing by 100%. This is because of a change in selling methods resulting in a reduction in commissions paid and a minimal increase in staff to service the increased turnover.

As a result of these actions, Findstar’s net (loss) from operations for the three months ended March 31, 2003 was reduced to approximately $(7,615) from $(132,914) for the three months to March 31, 2002.

DGI Administrative Costs:

DGI’s central administrative costs reflect the growth of the Company’s financing and management responsibilities. They were $398,000 during the first quarter of 2003. In addition, during 2003, over $48,000 in interest costs were incurred. Administrative costs for the same period during 2002 were $217,000.

Liquidity & Capital Resources

DGI had a consolidated working capital deficit of approximately $(3,940,000) on March 31, 2003 as compared to a deficit of approximately $(3,121,000) at December 31, 2002. The year end deficit did not include the December 31, 2002 working capital deficits of the two acquired companies, HCD and IP2M. Their working capital deficits as year end were approximately $(908,000) and $(1,379,000), respectively. During the quarter ended March 31 2003, the Company raised over $870,000 through the sale of its stock.

On March 31, 2003, HCD’s financial condition included a working capital deficit, of about $(798,000) as compared to a deficit of approximately $(908,000) at December 31, 2002.

At the end of March, IP2M had a working capital deficit of approximately $(258,000) as compared to a deficit of about $(1,379,000) on December 31, 2002.

On March 31, 2003, Findstar’s consolidated financial condition included a working capital deficit, excluding inter-company items, of about $(469,000) as compared to a deficit of approximately $(764,000) at December 31, 2002.

At the end of March, TDMI had a working capital deficit of approximately $(1,906,000) as compared to a deficit of about $(1,908,000) on December 31, 2002.

Back to Contents

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

Item 5. Election of Director

On April 7, 2003, Stephen Dean resigned as a Director and as the Chairman of the Board of Directors. He will not be replaced until the Annual Meeting on May 28, 2003 at which time two independent directors will be elected. Mr. Dean’s resignation was not the result of any policy dispute.

Back to Contents

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
Exhibit Number	Description

None

(b)	Reports on Form 8-K

     A report on Form 8-K (items 2 and 5) reporting on the acquisition of Healthcare Dialog, Inc. and IP2M, Inc. was filed on March 14, 2003.

     A report on Form 8-K/A (items 2 and 7) containing the financial statements required by the acquisition of Healthcare Dialog, Inc. and IP2M, Inc. (initially reported on a Form 8-K filed on March 14, 2003) was filed on May 15, 2003.

Back to Contents

Part II. Other Informati on

Items 1, 3, 4, and 5 are omitted as they are either not applicable or have been included in Part I.

Item 2    (c) Recent Sales of Unregistered Securities

Acquisition Transactions

Upon consummation of the merger between Healthcare Dialog and a wholly owned subsidiary of DGI, the Registrant issued 30,075,219 shares of its Common and 183,235 shares of its Class B-1 Preferred to the present Healthcare Dialog shareholders. This is intended to equal the number of outstanding before the transaction plus an estimated number of shares that will be issued to complete DGI’s financing program.

The amended agreement called for an additional $1,650,000 in financing. Cater Barnard has agreed to assure that at least $650,000 will be raised and has agreed to post negotiable collateral against its obligation to purchase up to 3,513,514 shares of DGI Common Stock. On April 7, 2003 Cater Barnard was released from this obligation in exchange for the cancellation of 3,500,000 of its shares of DGI Common Stock

Upon consummation of the merger between IP2M and a wholly owned subsidiary of DGI, the Registrant issued 6,191,029 shares of its Common Stock and 44,312 shares of its Class B-1 Preferred to the present IP2M shareholders. This is intended to approximate ten (10%) percent of the number of shares of each class outstanding after these transactions. After the closing, the IP2M shareholders may share approximately 700,000 additional shares of Common Stock if certain financial goals are met. In addition, upon the consummation of the HCH/Azimuth acquisition, an additional 589,710 shares of Common Stock and 3,593 shares of Class B-1 Preferred Stock were issued to the IP2M shareholders. All the shares issued for the IP2M owners are held in escrow to secure the accuracy of their representations.

Both of these transactions were accomplished by means of a statutory merger. Pursuant to Rule 145, the securities issued were treated as restricted securities and were, therefore, subjected to stop orders with the Company’s transfer agent and the certificates include a legend indicating that they may not be transferred without registration or the existence of an exemption. Therefore, this issuance was exempt from registration under the provisions of Section 4(2) of the Securities Act.

At the end of the previous fiscal year, as a condition precedent to the acquisitions, Cater Barnard agreed to convert all of Dialog Group’s debt to it into Common Stock. In exchange for cancellation of the principal and all interest due on the Company’s notes dated June 27, 2002, August 1, 2002, and September 3, 2002 and a portion of the year end open accounts aggregating $2,354,815 on the Company’s records, DGI issued 9,274,280 shares of its Common Stock to Cater Barnard.

Back to Contents

This transaction is exempt from the registration requirements of Section 5 of the Securities Act under Section 4(2) of the Securities Act it did not involve a public distribution of the Company’s securities.

Regulation S Transactions

On October 4, 2002 the Company authorized Starz Investments Limited to sell up to 10,000,000 shares of its Common Stock to investors located outside of the United States. The shares were offered pursuant to an exemption from registration afforded by Regulation S to the Securities Act of 1933. Shares sold pursuant to Regulation S are deemed restricted and may not be sold to any U.S. Person (as that term is defined in the Regulation) for a period of one (1) year from date of sale. Last year 181,465 shares were issued to the nominee designated by Starz. The purchase price for that lot was approximately $35,000. During the quarter, an additional 3,470,450 shares were issued for a total consideration of $524,244. Since the end of the quarter, 1,892,542 additional shares have been issued for a total of $144,268.

On March 28, 2003 the Company authorized Californian Securities S.A to sell up to 4,000,000 shares of its Common Stock outside the United States, also pursuant to Regulation S, at a price of $0.06 per share. Through the end of the quarter, no shares had been issued. Since the end of the quarter, 3,550,752 shares have been sold for a total of $213,337.

Bridge Loan Transaction

In connection with a bridge loan associated with the closing of the HCD and IP2M acquisition, DGI issued 1,100,000 shares of its Common Stock to Californian Securities, S.A. and granted A Street Capital Corp. a warrant to purchase 350,000 of its shares at a price of $0.05 per share.

Related Purchases

In connection with the acquisitions described above, 13 individuals who are associated with the principal owners of IP2M and who represented themselves as accredited investors purchased 2,333,333 shares of Common Stock for a total purchase price of $335,000. In addition, Peter V. DeCrescenzo, Cindy Lanzendoen, Vincent DeCrescenzo, Sr., and Robin Smith, all officers of the acquired companies, acquired 410,933, 233,333, 344,333, and 250,000 shares of Common Stock, respectively. The purchase price for these shares was $410.93, $233.33, $344.33, and $250.00, respectively. All of these transactions were exempt from registration under the Securities Act pursuant to section 4(2) because they were private sales to individuals who were not intending to redistribute the securities. All purchasers agreed to the placement of a restrictive legend on their certificates and the filing of a stop order with the Company’s transfer agent.

Other issuances

During January, 2003, one additional investor purchased 20,000 shares of the Company’s Commons Stock at 0.50 per share. He represented himself in writing to be an accredited investor

Back to Contents

who was purchasing these shares for his own investment and agreed to restrictions on resale placed with the Company’s transfer agent and the printing of a legend on his certificate. Because of these factors, this sale is exempt from registration under the Securities Act as not involving a public distribution under section 4(2).

On November 1, 2002 the Company entered into consulting agreements with Kuma Consulting, Inc. Under these agreements the Company agreed to pay Kuma $47,500 and to issue a total of 400,000 shares of its common stock for Kuma’s consulting services. $47,500 has been paid and 338,000 shares had been issued to Kuma or its designees. The remaining 62,000 shares were issued to Kuma during the second quarter. The shares issued to Kuma are exempt from registration under section 4(2) of the Securities Act as private transactions because they were acquired for investment and are subject to stop orders and restrictive legends.

On February 12th, 2003 the Company agreed to issue 200,000 shares to Knightsbridge Capital for consulting services. After the close of the quarter, 67,600 shares were issued to Knightsbridge’s designees. The issuance of these shares is exempt from registration under section 4(2) of the Securities Act as a private transaction because the shares were acquired for investment and the certificates bear restrictive legends and are subject to stop orders.

The proceeds of all shares issued for cash were used for general business purposes.

Conversions

During this quarter, a former TDMI shareholder converted 8,250 shares of Class B Preferred Stock into 330,000 shares of Common Stock. After the close of the quarter, Cater Barnard converted all its 142,810 shares of Class B Preferred Stock into 5,712,400 shares of Common Stock and another former TDMI shareholder converted 343 shares of Class B Preferred Stock into 13,720 shares of Common Stock. All the certificates issued upon conversion bore Securities Act legends and stop orders have been recorded with the transfer agent. These transactions were exempt from registration under Section 4(2) of the Securities Act of 1933 because they did not involve any distribution of DGI’s securities to the public.

5

Back to Contents

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this quarterly report on Form 10-QSB to be signed in its behalf by the undersigned thereunto duly authorized on the 20th day of May 2003.

DIALOG GROUP, INC

By: /s/ Peter V. DeCrescenzo
Peter V. DeCrescenzo, Chairman, President & CEO

CERTIFICATIONS

Chief Executive Officer

I, Peter V. DeCrescenzo, certify that:

1.	I have reviewed this annual report on Form 10-QSB of Dialog Group, Inc.;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
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

Back to Contents

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
5.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

/s/ Peter V. DeCrescenzo
Peter V. DeCrescenzo, CEO

Chief Financial Officer

I, Vincent DeCrescenzo, Sr., certify that:

1.	I have reviewed this annual report on Form 10-QSB of Dialog Group, Inc.;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

Back to Contents

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions);
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

Date: May 20, 2003

Vincent DeCrescenzo
Vincent DeCrescenzo, Sr. CFO