Form 10QSB
period 2003-06-30
DIALOG GROUP INC
filed 2003-08-19
CIK 1051059

Click Here for Index

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-QSB

(Mark One)

Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2003.

Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
for the transition period from ____________ to ____________.

Commission File No. 000-30294

Dialog Group, INC.
(Exact name of Small Business Issuer in its Charter)

Delaware	87-0394290
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Twelfth Floor, 257 Park Avenue South, New York, NY	10010
(Address of Principal Executive Offices)	(Zip Code)

212.254.1917
(Issuer’s Telephone Number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:                    Yes    No

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court:                     Yes    No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

At August 13, 2003 there were 82,287,489 shares of common stock, par value $.001 per share outstanding.

Transitional Small Business Disclosure Format (check one):                     Yes    No

Dialog Group, INC. AND SUBSIDIARIES

INDEX

Page Number

Part I. Financial Information

Item 1 Financial Statements

F-2	Condensed Consolidated Balance Sheets as of June 30, 2003 (unaudited) and December 31, 2002

F-3	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three Months Ended June 30, 2003 and 2002 (Unaudited)

F-4	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Six Months Ended June 30, 2003 and 2002 (Unaudited)

F-5	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002 (Unaudited)

F-6 to F-22	Notes to Condensed Consolidated Financial Statements (Unaudited)

23 - 29	Item 2. Management’s Discussion and Analysis or Plan of Operation

30	Item 3. Controls and Procedures

Part II. Other Information

31	Item 1. Legal Proceedings

31 – 33	Item 2(c) Recent Sales of Unregistered Securities

33	Item 4 Submission of Matters to a Vote of Security Holders.

33	Item 6. Exhibits and Reports on Form 8-K

Back to Index
DIALOG GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2003	December 31, 2002

	(Unaudited)
CURRENT ASSETS:
Cash	$172,004	$54,111
Accounts receivable, net	1,249,115	461,099
Inventories	11,613	12,858
Prepaid expenses and other current assets	329,206	105,917

Total current assets	1,761,938	633,985
PROPERTY AND EQUIPMENT, NET	248,476	128,300
DATABASE, NET	1,001,945	—
OTHER ASSETS:
Note receivable	100,000	100,000
Goodwill	4,575,776	—
Other assets	57,505	15,457

Total other assets	4,733,281	115,457

TOTAL ASSETS	$7,745,640	$877,742

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Accounts payable	$2,348,169	$1,386,307
Notes and obligations payable, current	599,371	400,000
Accrued expenses	1,995,622	1,195,650
Deferred revenue	680,913	405,442
Other current liabilities	135,842	227,039
Due to related parties	209,058	140,243

Total current liabilities	5,968,975	3,754,681

LONG TERM DEBT	14,272	—

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Preferred stock	83,330	224,800
Common stock	82,221	19,954
Additional paid-in-capital	5,326,101	15,562,739
Accumulated deficit	(3,681,594)	(18,568,754)
Accumulated other comprehensive income	21,110	34,694
Less: deferred compensation	(68,775)	(150,372)

Total stockholders’ equity (deficiency)	1,762,393	(2,876,939)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$7,745,640	$877,742

The accompanying notes are an integral part of these financial statements.

Back to Index

DIALOG GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

(Unaudited)

	2003	2002

REVENUES	$3,047,559	$921,896
COST OF REVENUES	1,739,258	427,846

GROSS PROFIT	1,308,301	494,050
OPERATING EXPENSES:
Payroll and payroll related expenses	923,363	122,573
Selling and marketing	59,158	41,488
Depreciation and amortization	115,223	7,373
Other general and administrative expenses	787,346	291,121

Total Operating Expenses	1,885,090	462,555

INCOME (LOSS) FROM OPERATIONS	(576,789)	31,495
OTHER INCOME (EXPENSES):
Interest expense	(18,737)	(10,960)
Interest income	6,506	—
Other income	67,851	—

Net Other Income (Expenses)	55,620	(10,960)

NET INCOME (LOSS)	(521,169)	20,535

OTHER COMPREHENSIVE LOSS:
Foreign curreny translation adjustments	(17,110)	—

TOTAL COMPREHENSIVE INCOME (LOSS)	$(538,279)	$20,535

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.01)	$—

NET INCOME (LOSS) PER SHARE, BASIC AND DILUTED -PRO-FORMA	$—	$—

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	79,182,092	79,182,092

The accompanying notes are an integral part of these financial statements.

Back to Index

DIALOG GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(Unaudited)

	2003	2002

REVENUES	$4,382,798	$2,032,686
COST OF REVENUES	2,477,637	1,065,362

GROSS PROFIT	1,905,161	967,324
OPERATING EXPENSES:
Payroll and payroll related expenses	1,217,897	269,725
Selling and marketing	152,971	99,325
Depreciation and amortization	135,319	16,419
Loss on goodwill impairment	—	624,859
Loss on website impairment	—	300,000
Loss on trademark impairment	—	15,625
Loss on fixed assets impairment	—	95,067
Other general and administrative expenses	1,067,984	486,905

Total Operating Expenses	2,574,171	1,907,925

LOSS FROM OPERATIONS	(669,010)	(940,601)
OTHER INCOME (EXPENSES):
Interest expense	(128,337)	(10,960)
Interest income	8,402	—
Other income	65,957	74,692

Net Other Income (Expenses)	(53,978)	63,732

NET LOSS	(722,988)	(876,869)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	(13,584)	—

TOTAL COMPREHENSIVE LOSS	$(736,572)	$(876,869)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.01)	$—

NET LOSS PER SHARE, BASIC AND DILUTED - PRO-FORMA	$—	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	52,523,913	52,523,913

The accompanying notes are an integral part of these financial statements.

Back to Index

DIALOG GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(UNAUDITED)

	2003	2002

Cash Flows from Operating Activities:
Net loss	$(722,988)	$(876,869)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	135,319	16,419
Loss on goodwill impairment	—	624,859
Loss on website impairment	—	300,000
Loss on trademark impairment	—	15,625
Loss on fixed assets impairment	—	95,067
Gain on debt forgiveness	—	(74,375)
Common stock, warrants and stock options issued for services	84,872	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(296,304)	(83,508)
Inventory	(89)	—
Other current receivable	26,915	—
Prepaid expenses and other current assets	(49,354)	28,140
Increase (decrease) in:
Accounts payable and accrued expenses	724,710	(6,154)
Other current liabilities	(58,978)	—
Deferred revenue	(525,453)	(181,492)

Net Cash Used in Operating Activities	(681,350)	(142,288)

Cash Flows from Investing Activities:
Purchase of database	(126,528)	—
Purchase of property and equipment	(54,253)	(3,008)
Net cash acquired from HCH and Azimuth	13,912
Increase in deposit	(15,528)	—

Net Cash Used in Investing Activities	(182,397)	(3,008)

Cash Flows from Financing Activities:
Shareholders loans, net	10,474	22,365
Proceeds from sale of common stock	730,662	—
Short-term borrowing, net	4,278	(31,612)

Net Cash Provided by Financing Activities	745,414	(9,247)

Net decrease in cash	(118,333)	(154,543)
Effect of exchange rate on cash	(21,259)	—
Cash, beginning of period	311,596	240,927

Cash, end of period	$172,004	$86,384

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid during the period	$—	$10,960

Income taxes paid during the period	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued in acquistion of HCD	$1,017,139	$—

Shares issued in acquistion of IP2M	$260,908	$—

Shares issued in acquisition of HCH	$264,033	$—

Shares issued in acquisition of Azimuth	$528,067	$—

The accompanying notes are an integral part of these financial statements.

Back to Index

DIALOG GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(Unaudited)

NOTE 1 -	BASIS OF PRESENTATION

The condensed consolidated balance sheet as of June 30, 2003, the condensed consolidated statements of operations for the three months and six months ended June 30, 2003 and 2002,and the condensed consolidated statements of cash flows for the six months ended June 30, 2003 and 2002 are unaudited. However, in the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2003 and for all periods presented, have been made. The results of operations for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the operating results for the full year.

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

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company (“DGI”) and its wholly-owned subsidiaries, Healthcare Dialog, Inc. (“HCD”), IP2M, Inc. (“IP2M”), Software, plc, (“Software”) (formerly Findstar, plc), ThinkDirectMarketing, Inc. (“TDMI”), Healthcare Horizons, Inc. (“HCH”), HCD’s wholly-owned and majority-owned subsidiaries, P.V.D and Partners (“PVD”), CLP Graphics Center, Inc. (“CLP”), QD Corporation (“QD”), Software’s wholly-owned subsidiary, Panda Software (UK) Limited, and TDMI’s wholly-owned subsidiary, DirectMailQuotes, LLC (“DMQ”). All significant intercompany balances and transactions have been eliminated.

Back to Index

DIALOG GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(Unaudited)

NOTE 1 -	BASIS OF PRESENTATION (CONTINUED)

REPORTING PERIOD

As further explained in Note 2, the acquisition of HCD effective March 1, 2003 was accounted for as a reverse acquisition. HCD was deemed to be the accounting acquirer and the Company was deemed the legal acquirer. The accompanying condensed consolidated financial statements for the three months ended June 30, 2003 depict the results of operations and cash flows of the Company and all subsidiaries. The accompanying condensed consolidated financial statements for the six months ended June 30, 2003 depict the results of operations and cash flows of HCD and subsidiaries for the six months ended June 30, 2003, the results of operations and cash flows of DGI, Software and subsidiary, TDMI and subsidiary and IP2M from March 1, 2003, (effective date of the acquisitions) to June 30, 2003, and the results of operations and cash flows of HCH from April 1, 2003 (effective date of the acquisition) to June 30, 2003. The accompanying condensed consolidated financial statements for the three months and six months ended June 30, 2002 depict the results of operations and cash flows of HCD and subsidiaries only.

NOTE 2 -	ACQUISITIONS

ACQUISITION OF HCD

On November 6, 2002, the Company entered into an Agreement for Merger (the “Agreement”) with HCD. On February 27, 2003, the Agreement was amended and the merger was consummated. It became effective on March 1, 2003.

The consideration paid by the Company for the acquisition consisted of 30,075,219 shares of the Company’s common stock and 183,235 shares of the Company’s Class B-1 preferred stock. The agreement called for an additional $1,650,000 in financing. One of the Company’s major shareholders had agreed to assure that at least $650,000 will be raised and had agreed to post negotiable collateral against its obligation to purchase up to 3,513,514 shares of the Company’s common stock. The parties subsequently canceled the shareholder’s guarantee that $650,000 will be raised and its obligation to purchase up to 3,513,514 shares of the Company’s common stock. In return, the shareholder returned to the Company 3,500,000 of the company’s common stock that it owned. The 3,500,000 shares were accounted for as a reduction of the purchase price, resulting in net shares of common stock of 26,575,219 issued to HCD. The consideration also included $76,958 of estimated transaction costs.

Back to Index

DIALOG GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(Unaudited)

NOTE 2 -	ACQUISITIONS (CONTINUED)

ACQUISITION OF HCD (CONTINUED)

Of the approximately 70,203,000 shares of common stock outstanding after the acquisitions of both HCD and IP2M (giving effect to the conversion of the preferred stock), HCD controlled 48.45% of the combined entity; DGI controlled 40.29% of the combined entity, with IP2M controlling the remaining 11.26%. In addition, HCD had control of the Board of Directors at the date of acquisition. As a result, HCD was deemed the accounting acquirer and the acquisition of HCD was accounted for as a reverse acquisition.

The following set forth the consideration paid by the Company, which may be subject to certain adjustments:

Restricted common shares (26,575,219 at $0.03 per share)	$797,257
Restricted preferred shares (183,235 at $1.20 per share)	219,882
Estimated transaction costs	76,958

Total Purchase Price	$1,094,097

For purpose of determining the price of the common stock, management believed that the best reference was the price of recent sales of the Company’s common stock. During the month of March 2003, the Company sold shares of its common stock in reliance of Regulation S to foreign investors at $0.06 per share. Since the shares issued in this acquisition were not sold in reliance of Regulation S, which is less restrictive, and there are additional restrictions, management believed that an additional discount of 50% should be applied to the $0.06 per share, resulting in a price of $0.03 per share.

Similarly, since each preferred share is convertible into 40 shares of common stock, management believed that the preferred shares should be valued at 40 times $0.03, or $1.20 per share.

The following table set forth the preliminary allocation of the purchase price to DGI’s tangible and intangible assets acquired and liabilities assumed as of December 31, 2002:

Back to Index

DIALOG GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(Unaudited)

NOTE 2 -	ACQUISITIONS (CONTINUED)

ACQUISITION OF HCD (CONTINUED)

Cash	$54,111
Accounts receivable	461,099
Inventory	12,858
Prepaid expenses and other current assets	256,289
Property and equipment	128,300
Other receivable	100,000
Other assets	15,457
Goodwill	3,820,664
Accounts payable and accrued expenses	(2,581,957)
Deferred revenue	(405,442)
Other current liabilities	(227,039)
Short term debt	(540,243)

Total	$1,094,097

ACQUISITION OF IP2M

On November 23, 2002, the Company entered into a Letter of Intent relative to its proposed acquisition of IP2M. On February 24, 2003, the acquisition was finalized and the merger was consummated. It became effective on March 1, 2003.

The consideration paid by the Company for the acquisition consisted of 6,191,029 shares of the Company’s common stock and 44,312 shares of the Company Class B-1 preferred stock. In addition, the agreement provided for IP2M to receive 589,710 shares of common stock and 3,593 shares of preferred stock subject to the Company acquiring the outstanding shares of Healthcare Horizons, Inc. and the assets of Azimuth Target Marketing, Inc. On April 18, 2003, the Company completed the two acquisitions (see below) and the additional shares were issued to the IP2M’s shareholders. In addition, IP2M’s shareholders may be issued approximately 700,000 shares of the Company’s common stock if certain financial goals are met. The consideration also included $69,274 of estimated transactions costs

The following set forth the consideration paid by the Company, which may be subject to certain adjustments:

Back to Index

DIALOG GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(Unaudited)

NOTE 2 -	ACQUISITIONS (CONTINUED)

ACQUISITION OF IP2M (CONTINUED)

Restricted common shares (6,780,739 at $0.03 per share)	$203,422
Restricted preferred shares (47,905 at $1.20 per share)	57,486
Estimated transaction costs	69,274

Total Purchase Price	$330,182

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

ACQUISTIONS OF HEALTHCARE HORIZON, INC. (“HCH”) AND AZIMUTH TARGET MARKKETING, INC. (“AZIMUTH”)

On April 18, 2003, the Company acquired the outstanding shares of Healthcare Horizons, Inc. (“HCH”), a company that was partially owned by HCD, and the assets of Azimuth Target Marketing, Inc. (“Azimuth”) and assumed certain liabilities of Azimuth. HCH and Azimuth are owners and distributors of demographic, disease, and healthcare information.

The price in the acquisition of HCH was $264,033, consisting of 1,769,131 shares of the Company’s common stock and 10,779 shares of the Company’s Class B-1 preferred stock. The common shares were valued at $0.12 a share, based on the price of recent sales of the Company’s common stock, including a 50% discount for restrictions. Similarly, since each preferred share is convertible

Back to Index

DIALOG GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(Unaudited)

NOTE 2 -	ACQUISITIONS (CONTINUED)

ACQUISTIONS OF HEALTHCARE HORIZON, INC. (“HCH”) AND AZIMUTH TARGET MARKKETING, INC. (“AZIMUTH”) (CONTINUED)

into 40 shares of common stock, the preferred shares were valued at 40 times $0.12, or $4.8 per share.

The following table set forth the preliminary allocation of the purchase price of HCH’s tangible and intangible assets acquired and liabilities assumed effective April 1, 2003:

Cash	$1,911
Accounts receivable	938
Database	550,000
Goodwill	94,179
Accounts payable and accrued expenses	(382,995)

Total	$264,033

The price in the acquisition of Azimuth was $528,067, consisting of 3,538,261 shares of the Company’s common stock and 21,557 shares of the Company’s Class B-1 preferred stock. The prices of the common shares and preferred shares issued in this acquisition were determined as described in the acquisition of HCH.

The following table set forth the preliminary allocation of the purchase price of Azimuth’s tangible and intangible assets acquired and liabilities assumed effective April 1, 2003:

Cash	$12,000
Accounts receivable	130,338
Database	405,000
Goodwill	6,708
Accounts payable and accrued expenses	(12,785)
Loan payable	(13,194)

Total	$528,067

The two acquisitions were not material to the Company’s financial statements.

Back to Index

DIALOG GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(Unaudited)

NOTE 2 -	ACQUISITIONS (CONTINUED)

PRO-FORMA RESULTS OF OPERATIONS

The following set forth the Company’s results of operations for the three months ended June 30, 2003, with comparative results of operations for the three months ended June 30, 2002, as if the acquisitions of HCD and IP2M had taken place at the beginning of the periods.

	Three Months Ended June 30, 2003	Three Months ended June 30, 2002

REVENUE	$3,023,856	$2,565,783
COST OF REVENUE	1,738,339	1,350,166

GROSS PROFIT	1,285,517	1,215,617
OPERATING EXPENSES:
Payroll and payroll related expenses	923,363	969,426
Selling and marketing	59,158	309,937
Depreciation and amortization	115,223	142,893
Loss on goodwill impairment	—	1,102,209
Other general and administrative expenses	786,965	1,707,598

Total Operating Expenses	1,884,709	4,232,063

Loss from Operations	(599,192)	(3,016,446)
OTHER INCOME (EXPENSES)
Interest expense	(18,737)	(183,730)
Gain on debt settlements	—	755,934
Other income	72,463	78,083

Net Other Income	53,726	650,287

NET LOSS	$(545,466)	$(2,366,159)

PRO-FORMA NET LOSS PER SHARE - BASIC AND DILUTED	$—	$(0.03)

PRO-FORMA WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	79,182,092	79,182,092

Back to Index

DIALOG GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(Unaudited)

NOTE 2 -	ACQUISITIONS (CONTINUED)

PRO-FORMA RESULTS OF OPERATIONS (CONTINUED)

The following set forth the Company’s results of operations for the six months ended June 30 2003, with comparative results of operations for the six months ended June 30,2002, as if the acquisitions of HCD and IP2M had taken place at the beginning of the periods.

	Six Months Ended June 30, 2003	Six Months ended June 30, 2002

REVENUE	$5,703,340	$5,157,686
COST OF REVENUE	3,148,351	2,825,570

GROSS PROFIT	2,554,989	2,332,116
OPERATING EXPENSES:
Payroll and payroll related expenses	1,794,011	2,170,300
Selling and marketing	153,938	723,806
Depreciation and amortization	150,861	242,326
Loss on goodwill impairment	—	1,727,068
Loss on website impairment	—	300,000
Loss trademark impairment	—	15,625
Loss on fixed assets impairment	—	95,067
Other general and administrative expenses	1,547,571	2,577,898

Total Operating Expenses	3,646,381	7,852,090

Loss from Operations	(1,091,392)	(5,519,974)
OTHER INCOME (EXPENSES)
Interest expense	(134,873)	(233,666)
Gain on debit settlements	—	830,626
Gain on sale of options	—	240,307
Other income	72,715	423,998
Other expenses	—	(2,595)

Net Other Income	(62,158)	1,258,670

NET LOSS	$(1,153,550)	$(4,261,304)

PRO-FORMA NET LOSS PER SHARE - BASIC AND DILUTED	$(0.02)	$(0.08)

PRO-FORMA WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	52,523,913	52,523,913

Back to Index

DIALOG GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(Unaudited)

NOTE 3 -	GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements have been presented assuming the continuity of the Company as a going concern.  However, the Company has incurred substantial losses resulting in an accumulated deficit of approximately $3,682,000 as of June 30, 2003. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.

Management’s plans with regards to this issue are as follows:

LIQUIDITY

•	The Company is continuing the sale of its equity securities, as further discussed in Note 9. During the second quarter of 2003, the Company raised approximately $467,000 in such activities.

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

Back to Index

DIALOG GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(Unaudited)

NOTE 4 -	LOANS AND NOTES PAYABLE

Loans and notes payable consisted of the following as of June 30, 2003

Convertible notes in the aggregate amount of $100,000 due to three former IP2M non-related party note holders assumed by the Company. The notes are due August 31, 2004. The notes bear interest at the rate of 10% per annum. The notes are convertible into shares of the Company’s common stock. The number of shares to be issued upon conversion will be determined by the closing bid price of the Company’s common stock on the date of conversion. Each holder is entitled to convert up to 25% of the initial balance of the note (including accrued interest) each month.	$100,000

Note payable to Axciom Corporation in the original amount of $400,000. The maturity of the note was extended to February 2003 and the note is now in default. See Note 9. The note bears interest at 8% per annum.	400,000

$115,000 revolving credits agreement with a commercial bank renewable every year until October 13, 2004. The line of credit bears interest at prime plus 2% per annum and is personally guaranteed by one of the Company’s shareholders.	90,285

Line of credit agreement with Dell Financial Corporation for equipment purchase. The agreement provides for monthly payments of $414.	10,164

SBA loan, bearing interest at $6.25% per annum.	13,194

Total loans and notes payable	613,643

Less: Current maturities	(599,371)

Long Tem Debt	$14,272)

Maturities of long-term debt consist of the following as of June 30, 2003:
2004	$599,371

2005	14,272

Total	$613,643

Back to Index

DIALOG GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(Unaudited)

NOTE 5 -	EQUITY

INCREASE IN NUMBER OF AUTHORIZED SHARES

On June 24, 2003, the Company’s Certificate of Incorporation was restated to increase the number of authorized shares of $0.001 par value common stock to 175,000,000 and to increase the number of authorized shares of $0.001 par value preferred stock to 1,500,000.

ELIMINATION OF CLASS C PREFERRED STOCK AND CLASS D PREFERRED STOCK

Also on June 24, 2003, The Company’s Certificate of Incorporation was restated to eliminate the Class C preferred stock and the Class D preferred stock. None of the authorized Class C and Class D preferred stock were outstanding.

CREATION OF CLASS C-1 CONVERTIBLE PREFERRED STOCK

On May 30, 2003, The Company’s Certificate of Incorporation created and authorized a series of preferred stock of 34,500 shares entitled Class C-1 convertible preferred stock.  Each Class C-1 preferred stock is convertible into 1,000 shares of common stock. The Class C-1 preferred stock has no voting rights, is not entitled to receive dividends and is entitled to certain liquidation rights.

CREATION OF CLASS C-2 CONVERTIBLE PREFERRED STOCK

On May 30, 2003, The Company’s Certificate of Incorporation created and authorized a series of preferred stock of 5,000 shares entitled Class C-2 convertible preferred stock.  Each Class C-2 preferred stock is convertible into 1,000 shares of common stock. The Class C-2 preferred stock has no voting rights, is not entitled to receive dividends and is entitled to certain liquidation rights.

CREATION OF CLASS C-3 CONVERTIBLE PREFERRED STOCK

On June 30, 2003, The Company’s Certificate of Incorporation created and authorized a series of preferred stock of 5,000 shares entitled Class C-3 convertible preferred stock.  Each Class C-3 preferred stock is convertible into 1,000 shares of common stock. The Class C-3 preferred stock has no voting rights, is not entitled to receive dividends and is entitled to certain liquidation rights.

Back to Index

DIALOG GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(Unaudited)

NOTE 5 -	EQUITY (CONTINUED)

SHARES ISSUED IN ACQUISTION OF HCH AND AZIMUTH

As discussed in Note 2, during the quarter ended June 30, 2003, the Company issued 5,307,392 shares of common stock in the acquisition of HCH and Azimuth valued at $0.12 per share and 32,336 shares of preferred stock valued at $4.80 per share.

SALES OF COMMON STOCK IN PRIVATE PLACEMENTS

During the quarter ended June 30, 2003, the Company sold the following shares of common stock in private placements:

Number of Shares	Average Price per Share	Net Proceeds

639,285	$0.0921	$53,006
1,911,467	$0.0525	100,352
2,855,826	$0.0600	163,010
450,498	$0.0805	32,638
1,661,544	$0.0800	119,632

7,518,620		$468,638

In connection with those sales, the Company paid cash commissions aggregating approximately  $31,148. In addition the Company is to issue warrants to purchase 414,134 shares of the Company’s common stock to consultants in connection with those sales.

ISSUANCE OF COMMON STOCK FOR SERVICES

During the quarter ended June 30, 2003, the Company issued an aggregate of 129,600 shares of its common stock to consultants. The shares were valued at $14,552, based on the price of the Company’s common stock on the date of the agreements, less a discount for restriction.  In addition, the Company is to issue an additional 132,400 shares of common stock valued at $15,756 under one of the consulting agreements. This amount is included in accrued expenses in the accompanying condensed consolidated balance sheet.

Back to Index

DIALOG GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(Unaudited)

NOTE 5 -	EQUITY (CONTINUED)

ISSUANCE OF PENALTY SHARES

During the year ended December 31, 2002, the Company had sold shares of its common stock in private placements. During the second quarter of 2003, 69,000 additional shares were issued to nine of these investors. The Company had not complied with its obligation to register shares previously sold to these holders.

EXERCISE OF STOCK OPTIONS

During the quarter ended June 20,2003, the Company entered into a consulting agreement providing, among other things, for the consultant to purchase a number of shares of the Company’s common stock valued at up to $3,000,000, at the thirty day low price of the Company’s common stock. The consultant exercised 800,000 options during the quarter and purchased 800,000 shares at $0.125 per share.

In addition, the agreement provided for the consultant to receive at the end of each month in which options were exercised 15% of the number of shares purchased. As a result, the Company issued an additional 120,000 of common stock to the consultant. The shares were valued at $0.12 per share, which was the price used to value the common stock issued in the acquisitions of HCH and Azimuth. The Company recognized consulting expense of $14,400 during the quarter related to this transaction.

ISSUANCE OF COMMON STOCK IN LIEU OF DIRECTOR COMPENSATION

During the quarter ended June 20, 2003, Carter Barnard plc, one of the Company’s shareholders, compensated two of the Company’s directors and in return, was allowed to purchase 288,000 shares of the Company’s common stock at par value. The shares were valued at $0.12 a share, which was the price used to value the common stock issued in the acquisitions of HCH and Azimuth.

NOTE 6 -	RELATED PARTY TRANSACTIONS

DUE TO RELATED PARTIES

As of June 30, 2003, the Company was indebted to four shareholders in the aggregate amount of $177,038. The loans bear interest at the rate of 10.5% per annum and are due on demand. The remaining balance of $32,020 due to a related party is non-interest bearing.

Back to Index

DIALOG GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(Unaudited)

NOTE 6 -	RELATED PARTY TRANSACTIONS (CONTINUED)

RENT FROM RELATED PARTIES

The Company leases an apartment from a company controlled by two of its shareholders and executives. Rent expense paid to these related parties amounted to $20,156 and $40,312 during the three months and six months ended June 30, 2003, respectively.

NOTE 7 –	STOCK OPTIONS

Effective January 1, 2003, the Company adopted the recognition provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.  Prior to 2002, the Company accounted for employee stock options using the provisions of APB No. 25 “Accounting for Stock Issued to Employees” and related interpretations. As of December 31, 2002, there were 71,015 employee stock options outstanding. However, due to the lack of marketability of the Company’s common stock, the Company was unable to value the options.

During the six months ended June 30, 2003, 2,437,700 stock options were granted to employees, non-employee directors, officers and consultants. 812,553 of these options vested during the quarter, and the Company recognized compensation expense of $9,535.

NOTE 8 –	SEGMENT DISCLOSURES

During the quarter ended June 30, 2003, The Company restructured its reportable operating segments to include HealthCare Dialog (“Healthcare”), Data Dialog (“Data”), and Software. Healthcare includes HCD and its wholly-owned subsidiaries, IP2M and HCH. Data includes TDMI and its wholly-owned subsidiary, DMQ. Software includes Findstar and its wholly-owned subsidiary. Operating results for 2002 were reclassified to conform to the 2003 restructure.

•
Healthcare provides pharmaceutical companies with a suite of integrated healthcare-specific campaign creation and management capabilities – including strategic and creative services, media placement, interactive communication services, patient/consumer target identification, and database enhancement and management services.

•	Data offers smalll and mid size businesses the ability to target, create, print and execute a direct marketing compaign online from their desktop

Back to Index

DIALOG GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(Unaudited)

NOTE 8 –	SEGMENT DISCLOSURES (CONTINUED)

computer as well as offering a reverse telephone append service to inbound telephone call center.

•
Software is the exclusive distributor of Panda Anti-Virus software in the United Kingdom.  Panda Software International  S.L., Software’s licensor, is a leading international developer of antivirus software for all types of client types including corporations, small and medium size businesses, and home users.

The Company allocates the costs of revenues and direct operating expenses to these segments.

Information regarding the Company’s operating segments for the quarter and six months ended June 30, 2003 and 2002 are being presented on a pro-forma basis, which includes the results of operations of the Company and all subsidiaries (except HCH and Azimuth which results are immaterial) from April 1 to June 30 for the three month periods and from January 1 to June 30 for the six-month periods. Management believes that such comparative results of operations are more meaningful than the actual results of operations that include operations from the date of acquistion only for accounting acquirees.

Quarter ended June 30, 2003 (Pro-Forma)

	Healthcare	Data	Software	Corporate	Total

Revenues	$1,413,969	$1,213,353	$396,534	$—	$3,023,856
Cost of revenues	1,088,565	500,056	149,718	—	1,738,339

Gross profit	325,404	713,297	246,816	—	1,285,517
General and administrative	328,522	508,588	297,005	750,594	1,884,709

Income (loss) from operations	(3,118)	204,709	(50,189)	(750,594)	(599,192)
Interest expense	(7,080)	(8,000)	(1,157)	(2,500)	(18,737)
Other income (expenses)	—	6,506	65,957	—	72,463

	$(10,198)	203,215	$14,611	$(753,094)	$(545,466)

Back to Index

DIALOG GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(Unaudited)

NOTE 8 –	SEGMENT DISCLOSURES (CONTINUED)

Quarter ended June 30, 2002 (Pro-Forma)

	Healthcare	Data	Software	Corporate	Total

Revenues	$1,499,165	$797,278	$269,340	$—	$2,565,783
Cost of revenues	789,305	520,079	40,782	—	1,350,166

Gross profit	709,860	277,199	228,558	—	1,215,617
General and administrative	929,121	901,287	1,645,644	756,011	4,232,063

Income (loss) from operations	(219,261)	(624,088)	(1,417,086)	(756,011)	(3,016,446)
Gain on debt settlement	—	—	—	755,934	755,934
Interest expense	(36,409)	(62,591)	—	(84,730)	(183,730)
Other income (expenses)	—	—	23,480	54,603	78,083

	$(255,670)	$(686,679)	$(1,393,606)	$(30,204)	$(2,366,159)

Six Months Ended June 30, 2003 (Pro-Forma)

	Healthcare	Data	Software	Corporate	Total

Revenues	$2,718,479	$2,125,833	$859,028	$—	5,703,340
Cost of revenues	1,847,835	975,632	324,884	—	3,148,351

Gross profit	870,644	1,150,201	534,144	—	2,554,989
General and administrative	828,570	1,077,265	591,948	1,148,598	3,646,381

Income (loss) from operations	42,074	72,936	(57,804)	(1,148,598)	(1,091,392)
Gain on debt settlement
Interest expense	(65,091)	(16,000)	(2,949)	(50,833)	(134,873)
Other income (expenses)	2	6,506	65,957	250	72,715

	$(23,015)	$63,442	$5,204	$(1,199,181)	$(1,153,550)

Back to Index

DIALOG GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(Unaudited)

NOTE 8 –	SEGMENT DISCLOSURES (CONTINUED)

Six Months Ended June 30, 2002 (Pro-Forma)

	Healthcare	Data	Software	Corporate	Total

Revenues	$3,093,291	$1,573,503	$490,892	$—	$5,157,686
Cost of revenues	1,718,037	986,260	121,273	—	2,825,570

Gross profit	1,375,254	587,243	369,619	—	2,332,116
General and administrative	3,076,214	1,894,951	1,908,329	972,596	7,852,090

Income (loss) from operations	(1,700,960)	(1,307,708)	(1,538,710)	(972,596)	(5,519,974)
Gain on debt settlement	74,692	—		755,934	830,626
Interest expense	(48,705)	(67,029)	(33,202)	(84,730)	(233,666)
Other income (expenses)	877	(2,389)	368,312	294,910	661,710

	$(1,674,096)	$(1,377,126)	$(1,203,600)	$(6,482)	$(4,261,304)

NOTE 9 –	LITIGATION

As discussed in Note 4, the note payable of $400,000 due to Axciom Corporation is now in default. During July of 2003, Axciom Corporation commenced an action against the Company.  The complaint seeks $400,000 on the note, and $295,415 for unpaid data usage, and $1,250,000 for unused minimum usage requirements for 2003 and 2004. The Company has accrued approximately $209,000 for the unpaid data usage but intends to vigorously contest the claims.

In June of 2003, one of the Company’s vendors commenced an action against HCD.  The complaint seeks $85,076 for printing services and attorney’s fees. The Company has accrued approximately $75,000 and believes that a settlement will be reached with the vendor for that amount.

NOTE 10 –	SECOND QUARTER ADJUSTMENTS

During the second quarter of 2003, total revenues of $3,047,559 included approximately $125,000 of deferred revenue of the Data Dialog group that should have been recognized during the first quarter of 2003. In addition, total other general and administrative expenses included a write-off of approximately $60,000 that should have been recognized in the first quarter of 2003, also attributable to the Data Dialog group. Had the revenue of $125,000 and the $60,000 write-off been recognized in the first quarter of 2003, net loss for the quarter ended June 30, 2003 would have been $586,169, compared to the reported net loss of $521,169.

Back to Index

Item 2. Management’s Discussion and Analysis or Plan of Operation.

General

Dialog Group, Inc. (formerly IMX Pharmaceuticals, Inc.) (“Dialog Group”) is a publicly traded corporation (OTCBB:DLGG) with headquarters in New York City and offices in Valencia, California; Sunrise, Florida; Houston, Texas and Cambridge, United Kingdom.

At the beginning of the second quarter, Dialog Group completed the acquisition of Healthcare Horizons, Inc (“Healthcare Horizons”) and the assets of Azimuth Target Marketing, Inc. During the first quarter, Dialog Group had completed its acquisition of Healthcare Dialog, Inc. (“HealthCare”) and IP2M, Inc. (“IP2M”) As a result, Dialog Group can conceive and implement a comprehensive program for its healthcare and other clients and execute it with Dialog Group’s specialized data bases and services and channel of communication. Dialog Group’s divisions combine depth of healthcare knowledge, broad strategic and creative services, and their own information and channels to consumers to assist Dialog Group’s clients to achieve their objectives.

Through its three operating divisions, Dialog Group provides its clients a suite of products that are available as either a turnkey solution or as a component for their marketing plan. Dialog Group provides proprietary online and offline support for the healthcare, small business, telephone service bureau, financial services and direct marketing industries in the United States, and software in the United Kingdom. Current and past healthcare clients include Novartis AG, Schering-Plough, GlaxoSmithKline, Johnson and Johnson, Boehringer-Ingelheim and Forest Laboratories. Partners and strategic relationships include the United States Post Office, Clear Channel Communications, ABC Radio, McGraw-Hill Television, National Association of Insurance and Financial Advisors, and Microsoft.

Description of the Healthcare Dialog Division

The Healthcare Dialog division consists of HealthCare, IP2M, and Healthcare Horizons. Healthcare Dialog is a provider of relationship marketing communications services to the healthcare industry.

HealthCare has long provided pharmaceutical companies with a suite of integrated healthcare-specific campaign creation and management capabilities – including strategic and creative services, interactive communication services, patient/consumer target identification, and database enhancement and management services. Combining these services into integrated programs, Healthcare Dialog creates, launches, and continually upgrades a range of targeted and highly customizable direct and interactive marketing campaigns. Clients use HealthCare to help establish and build more valuable and longer lasting relationships with physicians, patients, and consumers over a broad array of permission-based contact points, including Internet websites, opt-in e-mails, digital, on-demand print, direct mail and telemarketing. The Healthcare Dialog division provides clients with comprehensive healthcare expertise, access to databases of more than 100 million households, experience in scalable mass personalization distribution technology, capabilities in syndicated marketing campaigns and track record of successfully delivering professional results.

Back to Index

The acquisition of IP2M has broadened the channels HealthCare can use to reach its clients’ targets. IP2M has developed a unique marketing platform in healthcare that integrates radio, television, and the Internet to assist clients in targeting consumers. IP2M offers a national solution using the existing loyalty of the local radio and television stations to drive traffic to the client's content and advertising within the IP2M platform.

This allows HealthCare Dialog to offer its clients
•	Specialized advertising, marketing, and promotional programs to targeted consumers at competitive rates
•	Broad coverage through content partnerships with leading media companies (including Clear Channel Radio, Morris Communications, Nassau Media Partners, Hispanic Broadcasting, Granite Broadcasting Corp. and through Internet Broadcasting Systems (IBS) with Hearst Television, Post Newsweek Television, McGraw Hill Television, and Freedom Television.)
•	Proprietary content and distribution technology.

Using the IP2M platform, the Healthcare Dialog division will provide healthcare-related content to a media partners’ branded website and sell the entire “package” of radio, television and online media to its healthcare customers.  Through its media partnerships, IP2M brings immediate access to over 1,000 radio and television stations and an audience in excess of 100,000,000 people.  Each of these radio and television stations is sending consumers to their websites. Thus, the division’s clients receive the benefit of its media partners’ existing website viewers.  IP2M’s unique technology allows it to distribute different content and advertising to each site based on market and demographics in a scalable manner.  Through its network of thousands of websites, radio and television stations, the Healthcare Dialog division is able to reach and specifically target millions of consumers on a nation-wide basis and provide customization based on product and market segmentation.  As the Healthcare Dialog division integrates all media, it has become a “one stop shop” offering clients cost-efficiencies.

Past and present HealthCare clientele includes global pharmaceutical leaders such as Novartis AG and Schering-Plough Corp. Healthcare Dialog partners with numerous client-side brand teams and sales force management teams offering its wide ranging experience with both mass market and niche client brands, including such household names as Coppertone®. Because of its in-house content development and media production capabilities, Healthcare Dialog also provides its services to other industries. IP2M’s clients for 2002 included Roche Pharmaceutical, Pfizer, GlaxoSmithKline, Depuy Johnson & Johnson, Takeda Pharmaceuticals, Novartis, St Luke’s Hospital and Quality Medical Management. Each client has extended its campaign, engaged the Healthcare Dialog Division for additional brands, or placed the division on its 2003 media plan.

Healthcare Horizons owns, collects, and distributes demographic, disease, and healthcare information. Their permission-based data acquisition and management system offers HealthCare’s clients a superior level of market intelligence providing them with an unprecedented opportunity to market on a one-to-one basis. As part of its marketing services, HealthCare Horizons provides a co-op telephone interview in which custom questions are asked for non-competing clients to develop prospects for their products and services. Each participating household is pre-selected from a proprietary national household database and then interviewed by a live operator. Responses to a client’s question set are available for use immediately after the interview and become the property of the client.

Back to Index

Healthcare Horizons also provides its services to other industries including insurance, hotel and hospitality services. Its past and present clients include Claritin, Progressive Insurance, Marriot Vacation Clubs, and Assurant Clinical Trials.

Description of Data Dialog

The Data Dialog division consists of ThinkDirectMarketing, Mail Mogul, and the Azimuth Data.

ThinkDirectMarketing provides small and mid-size businesses the ability to target, create, print and execute a direct marketing campaign online from their desktop computer. ThinkDirectMarketing offers online subscribers access to consumer and business databases containing information on over 100 million US businesses and consumers that can be searched by geographic and demographic information including age, income, and other demographic profiles. In addition to its subscription products ThinkDirectMarketing offers thousands of specialized consumer and business lists from the nation’s largest data compilers. ThinkDirectMarketing also offers data services such as data appending and list cleansing. To complement these data services ThinkDirectMarketing has made available to its customers the ability from their desktops to plan, budget, and execute an entire direct mail campaign using its online mailing solutions.

ThinkDirectMarketing’s marketing partners include: the United States Postal Service; Microsoft Corporation, Avery Dennison, the National Association of Insurance and Financial Advisors (NAIFA) consisting of insurance and financial advisors worldwide; Artisoft, a provider of computer telephony systems; and Interactive Intelligence, a developer of enterprise software for call centers.

ThinkDirectMarketing’s direct mail, mailing services, and telemarketing products are specifically tailored to provide a cost-effective and powerful direct marketing solution for new customer acquisition and customer retention to the more than 20 million small and medium size businesses in the United States. Products and services are delivered from Dialog Group’s web site and sales offices in the U.S.

DigitalData, ThinkDirectMarketing’s call center data platform has been integrated for access and used by major Call Center and CRM solution providers. This opens their extensive reseller channels to Data Dialog. Current clients include PetMed and Air Jamaica.

Back to Index

Mail Mogul provides mailing list acquisition, mailing supplies, National Change of Address (NCOA) for data cleansing and enhancement and the industry’s premier lead generation service, Directmailquotes.com, for the letter shop channel. Mail Mogul is also one of the five USPS partners, further consolidating Dialog Group’s position as the Postal Services leading affiliate.

Description of Software Dialog

Software Dialog is a sales and technical support led organization with telemarketing capabilities currently selling and distributing on an exclusive basis the Panda Software anti-virus software and products in the United Kingdom. The current product range consists of a complete set of antivirus solutions covering all home and business applications.

Panda International distributes the software through country or regional exclusives, such as Software, and directly over the Panda web site, on television sales channels such as QVC, and to retailers such as Staples.

Software Dialog sells exclusively through its channel partners: distributors and resellers. The products are also sold directly to corporate and business end users. Software Dialog provides local technical support.

All of the anti-virus product users are initially licensed for 1, 2 or 3 years. As sales continue, renewals, necessary to keep the user’s virus list current, become an important part of Software Dialog’s sales. Software Dialog has dedicated additional staff to solicit existing customers for renewal. During the second quarter of 2003, renewals constituted 47% of revenues from sales to corporate customers and 56% of revenue from sales to home users.

Results of Operations

Dialog Group’s consolidated operations reflected in this quarter’s financial statements include all three divisions. The operations conducted by Healthcare Horizons and Azimuth are only included in this quarter but not the first quarter as they were not acquired until April. The consolidated results of operations for the six months ended June 30, 2003 and 2002 are being presented on a pro-forma basis, which includes the results of operations of Dialog Group and its subsidiaries (except Healthcare Horizon, which results are immaterial) from April 1 to June30 for the three month periods and form January 1 to June 30 for the six month periods. Management believes these comparative results of operations are more meaningful then the actual results of operations that include operations from the date of acquisition only for the accounting acquirees.

Back to Index

Dialog Group

Dialog Group’s consolidated Revenue for the three and six month periods ended June 30, 2003 were approximately $3,024,000 and approximately $5,703,000 respectively. This is compared to approximately $2,566,000 and $5,157,000 for the same periods in 2002.

The consolidated Costs of Revenue for the same periods were approximately $1,738,000 and $3,148,000 in 2003 compared with $1,350,000 and $2,825,000 in 2002. The sources of the revenue and costs for each division are discussed below.

Operating Expenses for the second quarter and first half of 2003 were approximately $1,885,000 and $3,646,000, respectively, and $4,232,000 and $7,852,000 for the same periods in 2002 include each division’s operating costs and the Dialog Group’s central administrative costs.

Dialog Group’s central administrative costs reflect the growth of Dialog Group’s financing and management responsibilities. They were $751,000 during the second quarter of 2003 and $1,149,000 for the first six months of this year. Administrative costs for the same periods during 2002 were $756,000 and $972,000, respectively. Increases in Administration Costs included reallocation of executive costs from HealthCare Dialog, addition of accounting and financial staff, and additional expenses associated with regulatory requirements.

Losses from Operations were $599,000 and $1,091,000 for the three and six month periods ended June 30, 2003 compared with $3,016,000 and $5,520,000 for the same periods in 2002.

The Net Loss for the three months ended June 30, 2003, after Other Income of $54,000, was $545,000. This compares with a Net Loss for the three months ended June 30, 2002, after Other Income of $650,000, of $2,366,000. The three month 2002 Other Income is the net of $184,000 in interest expense and gain on debt settlements of $756,000 and other income of $78,000.

The Net Loss for the six months ended June 30, 2003, after Other Expense of $62,000, was $1,154,000 compared to a Net Loss of $4,261,000, after Other Income of $1,259,000, during the six months ended June 30, 2002. The 2003 Other Expense is a net of $135,000 in interest expense and $73,000 of other income. The 2002 Other Income is a net of $234,000 of interest expense and $831,000 of gain on debt settlements, $240,000 of gain on the sale of options, and $424,000 of other income.

Second quarter 2003 revenues included $125,000 of deferred revenue in the Data Dialog division that should have been recognized in the first quarter. In addition, that division’s other general and administrative expense for the second quarter included $60,000 of write offs that should have been taken in the first quarter. Had these revenues and expenses been recognized in the first quarter, the Net Loss for the second quarter would have been $586,000 instead of $545,000.

Back to Index

Healthcare Dialog

For the three and six months ended June 30, 2003, the Healthcare Dialog’s revenues were approximately $1,414,000 and $2,718,000, respectively, as compared toapproximately $1,499,000 and $3,093,000 for the same periods ended June 30, 2002, a decrease of about $85,000 and $375,000, respectively, a decline of 6 % and 12 % respectively. The reduction in Revenues during the second quarter and the first half of 2003 was due to two major marketing programs Healthcare Dialog sold to a pharmaceutical client being in the design and production stage simultaneously in 2002 That did not occur in 2003 although Healthcare Dialog has contracted with the client in 2003 to manage these programs for fixed monthly retainers. The work involved in managing is significantly less than that which was required in the design and development stages and as a result charges to the client in 2003 are less. In addition, the QD division of HealthCare was active in 2002, but produced no income in 2003. It was dissolved in the second quarter of 2003.

Healthcare Dialog’s Costs of Revenue were $1,089,000 and $1,848,000 for the three and six months ended June 30, 2003, representing 77% of Revenue in the second quarter and 68% of Revenue in the first half of 2003. This compares with Costs of Revenue of $789,000 and $1,718,000 for the same periods in 2002. The 2002 Costs of Revenue represented 53% and 56% of Revenue, respectively. In the second quarter of 2003, a greater percentage of revenues came from print products as compared with 2002, increasing Healthcare Dialog’s cost ratios.

Healthcare Dialog’s total operating expenses were approximately $329,000 and $829,000 for the three and six months ended June 30, 2003, respectively. This compares withapproximately $929,000 and $3,076,000 for the same periods ended June 30, 2002. The decrease between both periods resulted from staff reductions and office consolidations and reallocation of certain executive expenses to Dialog Group administrative cost. as well as management’s decision in the first quarter of 2002 to write down $624,859, $300,000 and $95,067 in “loss on goodwill impairment”, loss on website impairment” and “loss on fixed assets disposal” respectively which did not occur in 2003.

For the three months ended June 30, 2003, Healthcare Dialog’s consolidated net loss from operations were approximately $3,000, an improvement from the $219,000 loss during the second quarter of 2002. The six month consolidated net gain for the six months ended June 2003 of approximately $42,000 represents an improvement from net losses of about $1,701,000 in the same period ending in 2002. While sales during both periods were lower, the write down of assets in 2002 combined with reduced marketing and administrative expenses during 2003 combined to improve the bottom line by over $200,000 during the second quarter and $1.7 million for 2003 to date.

Data Dialog:

Data Dialog’s revenues were approximately $1,213,000 and $2,126,000, respectively for the three and six months ended June 30, 2003 as compared toapproximately $797,000 and $1,574,000 for the same periods ended June 30, 2002, an increase of about $416,000 (52%) and $552,000 (35%) for the three and six month periods. The improved results are due to new customers as well as increased revenues from existing customers and the introduction and rollout of the batch version of Data Dialog’s DigitalData service. These improvements were mitigated by the costs of a disruption to sales caused by the relocation of Data Dialog’s sales offices and the integration of new assets during both periods.

Back to Index

Reported sales for the second quarter include approximately $125,000 of recognition of revenue from sales of one product which had not been realized in the first quarter of 2003. However, the remaining $1,088,000 in sales for the quarter compares favorably to the $797,000 for the second quarter of 2002.

Data Dialog’s Costs of Revenue were $500,000 and $976,000 for the three and six months ended June 30, 2003, representing 41% of Revenue in the second quarter and 46% of Revenue in the first half of 2003. This compares with Costs of Revenue of $520,000 and $968,000 for the same periods in 2002. The 2002 Costs of Revenue represented 65% and 63% of Revenue, respectively. In the second quarter Data Dialog’s efforts to source data from supplies that offer higher margins and to offer data from recently acquired assets began to reduce the Costs of revenue.

Data Dialog’s consolidated total operating expenses were approximately $509,000 for the three months ended June 30, 2003. This compares withapproximately $901,000 for the same period in 2002. For the six month periods, expenses were $1,077,000 in 2003 and $1,895,000 in 2002. These decreases between both periods was accomplished by a reduction of executive positions, consolidation of staff, specifically technology and management staffing, and closure of offices.

For the three months ended June 30, 2003, Data Dialog had Net Income from Operations of approximately $205,000; the Net Income for the six months ended June 30, 2003 was almost $73,000. These represent improvements from net losses of about $624,000 and $1,308,000 for the comparable periods ending June 30, 2002. Increased sales during both periods combined with reduced salary, marketing, and administrative expenses combined to improve the profitability of this division.

Software Dialog:

For the three months ended June 30, 2003, the Software Dialog’s net revenues were approximately $397,000 as compared to $269,000 for the second quarter in 2002. For the first half of 2003, net revenues totaled $859,000 as compared with $491,000 for the six months ended June 30, 2002. These increases for both periods are attributable to opening up new sales routes and the continuing expansion of channel sales through resellers and distributors.

Software Dialog’s Costs of Revenue were $150,000 and $325,000 for the three and six months ended June 30, 2003, representing 38% of Revenue in the second quarter and 38% of Revenue in the first half of 2003. This compares with Costs of Revenue of $41,000 and $121,000 for the same periods in 2002. The 2002 Costs of Revenue represented 15% and 25% of Revenue, respectively.

The Software’s total operating expenses were approximately $297,000 and $592,000 for the three and six months ended June 30, 2003 compared with $1,646,000 and $1,908,000 for same periods in 2002. The 2002 results for both 2002 periods include a loss on goodwill impairment of $1,102,000. Excluding the impairment, both periods still show a reduction of ongoing costs during the period. In addition, operating expenses in 2003 were increased by the release of extraordinary provisions and creditor accruals made in prior periods.

Back to Index

Software’s net loss from operations for the three months ended June 30, 2003 was reduced to approximately $50,000 from $1,417,000 for the three months ended June 30, 2002. For the six months ended June 30, the losses in 2003 were reduced to $58,000 from $1,539,000 in 2003 as a result of increased revenue, the changes in the commission system, and control of overhead.

Liquidity & Capital Resources

Dialog Group had a consolidated working capital deficit of approximately $4,207,000 on June 30, 2003 as compared to a deficit of approximately $3,121,000 at December 31, 2002. The year end deficit did not include the December 31, 2002 working capital deficits of the two acquired companies, HealthCare and IP2M. Their working capital deficits as year end were approximately $908,000 and $1,379,000, respectively. During the quarter ended June 2003, Dialog Group raised over $500,000 through the sale of its stock.

Inflation

Inflation rates in the United States have not had a significant impact on operating results for the periods presented.

Currency exchange risk

Software Dialog sells its products, pays its expenses, and keeps its records in British Pounds Sterling. Although currency fluctuations do not represent and economic risk to Software Dialog, changes in exchange rates between the US Dollar and the British Pound can cause changes in the dollar value of assets and liabilities on Dialog Group’s balance sheet and may make period results not strictly comparable.

Item 3. Controls and Procedures

During the second quarter of 2003, Dialog Group’s disclosure controls and internal control over financial reporting were central concerns of management and the Board of Directors. Accounting operations at all United States offices were centralized in New York and Florida and a professional accounting and control staff has been appointed. At the Annual Meeting in May, Dialog Group’s first independent directors were elected and an audit committee was appointed.

As Dialog Group has consolidated financial operations, they can still be under the direct supervision of the Chief Financial Officer. Management believes that much progress towards integrating the operations of its acquisitions, but the need for extensions of time to file financial reports shows that progress is still required.

Back to Index

Part II.	Other Information

Items 3 and 5 are omitted as they are either not applicable or have been included in Part I.

Item 1	Legal Proceedings

On June 13, 2003 Demkin Printing Incorporated commenced an action against “Healthcare Dialogue, Inc. a/k/a PVD+Partners”, a subsidiary, in the Supreme Court of the State of New York, New York County. The complaint seeks $85,076.27 for printing services and attorney’s fees. An answer was filed, but Dialog Group is seeking to resolve the matter without additional litigation expense.

On July 25, 2003 Acxiom Corporation commenced an action against Dialog Group and its ThinkDirectMarketing subsidiary. The complaint seeks $400,000 on a note and $295,414.67 for unpaid data usage, and $1,250,000 for unused minimum usage requirements for 2003 and 2004. Dialog Group and its subsidiary have appeared in the proceeding and plans to vigorously contest the claims.

Item 2(c)	Recent Sales of Unregistered Securities

Acquisition Transactions

As of April 18, 2003 Dialog Group issued 5,307,392 shares of common stock and 32,336 shares of class B-1 preferred stock to four individuals to acquire the remaining shares of Healthcare Horizons, Inc and the assets of Azimuth Targeted Marketing, Inc. Each share of the class B-1 preferred stock is convertible into 40 shares of common stock. This transaction is exempt from the registration requirements of Section 5 of the Securities Act under Section 4(2) of the Securities Act it did not involve a public distribution of Dialog Group's securities. Each certificate carries a restrictive legend and a stop transfer order has been placed with the transfer agent.

As a result of this acquisition, an additional 589,710 shares of common stock and 3,593 shares of class B-1 preferred stock were issued to the IP2M shareholders. All these shares join those in escrow to secure the accuracy of IP2M’s representations in connection with its acquisition.

Regulation S Transactions

On October 4, 2002 Dialog Group authorized Starz Investments Limited to sell up to 10,000,000 shares of its Common Stock to investors located outside of the United States. The shares were offered pursuant to an exemption from registration afforded by Regulation S to the Securities Act of 1933. Shares sold pursuant to Regulation S are deemed restricted and may not be sold to any U.S. Person (as that term is defined in the Regulation) for a period of one (1) year from date of sale. During the quarter, 3,502,050 shares were issued for a total consideration of $252,589 at an average price of $0.072. Dialog Group paid $25,259 to Burnham Securities as a commission in connection with this placement.

Back to Index

On March 28, 2003 Dialog Group authorized Californian Securities S.A to sell up to 4,000,000 shares of its Common Stock outside the United States, also pursuant to Regulation S, at a price of $0.06 per share. During the second quarter, 4,016,570 shares were issued for a total consideration of $247,196. Dialog Group paid $5,889 to Burnham Securities as a commission in connection with this placement.

Related Purchases

The acquisition agreement relating to HCD required Dialog Group to reimburse Cater Barnard for the services of any director appointed by it in the amount of £2,000 per month f6r each month in 2003. In lieu of this approximately $40,000 Cater Barnard agreed to accept 288,000 shares of common stock at a per share price of $0.139. This transaction is exempt from registration under the Securities Act pursuant to section 4(2) because was a private sale with no intention to redistribute the securities. A restrictive legend was placed on the certificate and a stop order was placed with Dialog Group’s transfer agent.

Bridge Loan Transaction

In connection with a bridge loan associated with the closing of the HCD and IP2M acquisition during the first quarter of 2003, Dialog Group issued 1,100,000 shares of its Common Stock to Californian Securities, S.A. and granted A Street Capital Corp. a warrant to purchase 350,000 of its shares at a price of $0.05 per share.

Other issuances

On June 4, 2003, 69,000 additional shares were issued to nine investors. These were issued without additional compensation because Dialog Group had not complied with its obligation to register shares previously sold to these holders. Each holder had previously represented himself in writing to be an accredited investor who was purchasing their shares for investment. A restriction on resale has been placed with the Dialog Group’s transfer agent and a legend has been placed on each certificate. Because of these factors, this sale is exempt from registration under the Securities Act as not involving a public distribution under section 4(2).

62,000 shares were issued to Kuma Consulting, Inc during the second quarter. On November 1, 2002 Dialog Group entered into consulting agreements with Kuma. Under these agreements Dialog Group agreed to pay Kuma $47,500 and to issue a total of 400,000 shares of its common stock for Kuma’s consulting services. $47,500 has been paid and 338,000 shares had been issued to Kuma or its designees during previous periods. The shares issued to Kuma are exempt from registration under section 4(2) of the Securities Act as private transactions because they were acquired for investment and are subject to stop orders and restrictive legends.

On February 12th, 2003 Dialog Group agreed to issue 200,000 shares to Knightsbridge Capital for consulting services. During this quarter, the first 67,600 shares were issued to Knightsbridge’s Capital’s designees pursuant to this agreement. The issuance of these shares is exempt from registration under section 4(2) of the Securities Act as a private transaction because the shares were acquired for investment and each certificate bears restrictive legends and is subject to a stop transfer order. Issuance of the additional shares is still pending.

Back to Index

The proceeds of all shares issued for cash were used for general business purposes.

Conversions

During this quarter, Cater Barnard converted all its 142,810 shares of Class B Preferred Stock into 5,712,400 shares of Common Stock. One former ThinkDirectMarketing shareholder converted 343 shares of Class B Preferred Stock into 13,720 shares of Common Stock. All the certificates issued upon conversion bore Securities Act legends and stop orders have been recorded with the transfer agent. These transactions were exempt from registration under Section 3(a)(9) of the Securities Act of 1933 because they were exchanged by Dialog Group with the holders of its existing preferred stock exclusively and no commission or other remuneration is paid or given directly or indirectly for soliciting the exchange.

Item 4.	Submission of Matters to a Vote of Security Holders

Dialog Group held its Annual Meeting of Stockholders on May 28, 2003. Peter DeCrescenzo, Vincent DeCrescenzo, Adrian Stecyk, Richard Kundrat, and James Christodoulou were all elected as Directors for a one year term. These are all of Dialog Group’s Directors.

In addition, at the meeting, amendments to the 2002 Employee Stock Option Plan and the increase of the number of authorized shares of common stock to 175,000,000 and the number of authorized shares of preferred stock to 1,500,000 were approved.

The vote for each director totaled 42,565,972 common shares and 152,923 preferred shares. The same number of votes was cast in favor of both proposals. There were no abstentions or broker non-votes.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description

None

(b)	Reports on Form 8-K

A report on Form 8-K/A (items 2 and 7) containing the financial statements required by the acquisition of Healthcare Dialog, Inc. and IP2M, Inc. (initially reported on a Form 8-K filed on March 14, 2003) was filed on May 15, 2003.

Back to Index

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this quarterly report on Form 10-QSB to be signed in its behalf by the undersigned thereunto duly authorized on the 19th day of August 2003.

Dialog Group, INC

By:	/s/ PETER V. DECRESCENZO
Peter V. DeCrescenzo, Chairman, President & CEO

CERTIFICATIONS

Chief Executive Officer

I, Peter V. DeCrescenzo, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Dialog Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

Back to Index

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 19, 2003

/s/ PETER V. DECRESCENZO
Peter V. DeCrescenzo, CEO

Chief Financial Officer

I, Vincent DeCrescenzo, Sr., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Dialog Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

Back to Index

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 19, 2003

VINCENT DECRESCENZO
Vincent DeCrescenzo, Sr. CFO