Form 10QSB
period 2003-09-30
DIALOG GROUP INC
filed 2004-01-26
CIK 1051059

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

(Mark One)

    Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003.

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

At December 26, 2003 there were 86,297,911 shares of common stock, par value $.001 per share outstanding.

Transitional Small Business Disclosure Format (check one):                Yes     No

Back to Contents

Dialog Group, INC. AND SUBSIDIARIES

INDEX

Page Number

Part I.          Financial Information

Item 1 Financial Statements

2	Condensed Consolidated Balance Sheets as of September 30, 2003 (unaudited) and December 31, 2002

3	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three Months Ended September 30, 2003 and 2002 (Unaudited)

4	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Nine Months Ended September 30, 2003 and 2002 (Unaudited)

5	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002 (Unaudited)

6 to 27	Notes to Condensed Consolidated Financial Statements (Unaudited)

28 - 35	Item 2. Management’s Discussion and Analysis or Plan of Operation

36	Item 3. Controls and Procedures

Part II.          Other Information

37 - 38	Item 1. Legal Proceedings

38 - 41	Item 2(c) Recent Sales of Unregistered Securities

41	Item 6. Exhibits and Reports on Form 8-K

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2003	December 31, 2002

	(Unaudited)
CURRENT ASSETS:
Cash	$51,826	$54,111
Accounts receivable, net	1,272,319	461,099
Inventories	7,172	12,858
Prepaid expenses and other current assets	186,620	105,917

Total current assets	1,517,937	633,985

PROPERTY AND EQUIPMENT, NET	305,495	128,300
DATABASE, NET	965,910	—

OTHER ASSETS:
Note receivable	100,000	100,000
Goodwill	4,575,776	—
Other assets	41,798	15,457

Total other assets	4,717,574	115,457

TOTAL ASSETS	$7,506,916	$877,742

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Accounts payable	$2,425,242	$1,386,307
Notes and obligations payable, current	608,023	400,000
Accrued expenses	1,726,739	1,195,650
Deferred revenue	506,348	405,442
Other current liabilities	24,694	227,039
Due to related parties	116,364	140,243

Total current liabilities	5,407,410	3,754,681

LONG TERM DEBT	6,486	—

STOCKHOLDERS’ EQUITY (DEFICIENCY):

Preferred stock	83,330	224,800
Common stock	84,147	19,954
Additional paid-in capital	6,193,926	15,562,739
Accumulated deficit	(4,153,678)	(18,568,754)
Accumulated other comprehensive income	16,554	34,694
Less: deferred compensation	(131,259)	(150,372)

Total stockholders’ equity (deficiency)	2,093,020	(2,876,939)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$7,506,916	$877,742

The accompanying notes are an integral part of these financial statements.

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(Unaudited)

	2003	2002

REVENUES	2,486,200	826,482

COST OF REVENUES	1,362,295	490,477

GROSS PROFIT	1,123,905	336,005

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Loss on goodwill impairment	74,650	—
Other	1,736,918	349,322

Total selling, general and administrative expenses	1,811,568	349,322

LOSS FROM OPERATIONS	(687,663)	(13,317)

OTHER INCOME (EXPENSES):
Interest expense	(16,515)	(14,721)
Interest income	3,317	—
Other income	229,455	—

Net Other Income (Expenses)	216,257	(14,721)

NET LOSS	(471,406)	(28,038)

OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustments	(4,556)	—

TOTAL COMPREHENSIVE LOSS	$(475,962)	$(28,038)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.01)	$—

NET LOSS PER SHARE, BASIC AND DILUTED -
PRO-FORMA	$—	$—

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	82,381,465	82,381,465

The accompanying notes are an integral part of these financial statements.

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(Unaudited)

	2003	2002

REVENUES	6,868,998	2,859,168

COST OF REVENUES	3,839,932	1,555,839

GROSS PROFIT	3,029,066	1,303,329

OPERATING EXPENSES:
Loss on goodwill impairment	74,650	624,859
Loss on website impairment	—	300,000
Loss on trademark impairment	—	15,625
Loss on fixed assets impairment	—	95,067
Other	4,311,089	1,221,696

Total selling, general and administrative expenses	4,385,739	2,257,247

LOSS FROM OPERATIONS	(1,356,673)	(953,918)

OTHER INCOME (EXPENSES):
Interest expense	(144,852)	(25,681)
Interest income	12,396	—
Other income	294,735	74,692

Net Other Income	162,279	49,011

NET LOSS	(1,194,394)	(904,907)

OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustments	(18,140)	—

TOTAL COMPREHENSIVE LOSS	$(1,212,534)	$(904,907)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.02)	$—

NET LOSS PER SHARE, BASIC AND DILUTED -
PRO-FORMA	$—	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	66,263,184	66,263,184

The accompanying notes are an integral part of these financial statements.

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)

	2003	2002
Cash Flows from Operating Activities:
Net loss	$(1,194,394)	$(904,907)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	262,607	23,792
Loss on goodwill impairment	74,650	624,859
Loss on website impairment	—	300,000
Loss on trademark impairment	—	15,625
Loss on fixed assets impairment	—	95,067
Gain on debt forgiveness	—	(74,375)
Common stock, warrants and stock options issued for services	210,999	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(334,507)	(30,216)
Inventory	4,352	—
Other current receivable	26,915	—
Prepaid expenses and other current assets	(54,073)	48,977
Increase (decrease) in:
Accounts payable and accrued expenses	1,036,309	22,683
Other current liabilities	(202,146)	—
Deferred revenue	(700,018)	(181,673)

Net Cash Used in Operating Activities	(869,306)	(60,168)

Cash Flows from Investing Activities:
Purchase of database	(180,620)	—
Purchase of property and equipment	(148,433)	(3,008)
Net cash acquired from HCH and Azimuth	13,911	—

Net Cash Used in Investing Activities	(315,142)	(3,008)

Cash Flows from Financing Activities:
Shareholders loans, net	(50,200)	15,817
Proceeds from sale of common stock	995,549	—
Short-term borrowing, net	5,144	(93,413)

Net Cash Provided by Financing Activities	950,493	(77,596)

Net decrease in cash	(233,955)	(140,772)
Effect of exchange rate on cash	(25,815)	—
Cash, beginning of period	311,596	240,927

Cash, end of period	$51,826	$100,155

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid during the period	$23,996	$25,681

Income taxes paid during the period	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Shares issued in acquistion of HCD	$1,017,139	$—

Shares issued in acquistion of IP2M	$236,027	$—

Shares issued in acquisition of HCH	$264,033	$—

Shares issued in acquisition of Azimuth	$528,067	$—

Conversion of accounts payable into Series E Preferred Stock	$355,253	$—

Conversion of accrued expenses into Series E Preferred Stock	$148,370	$—

The accompanying notes are an integral part of these financial statements.

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The condensed consolidated balance sheet as of September 30, 2003, the condensed consolidated statements of operations for the three months and nine months ended September 30, 2003 and 2002,and the condensed consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002 are unaudited. However, in the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003 and for all periods presented, have been made. The results of operations for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the operating results for the full year.

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

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (CONTINUED)

REPORTING PERIOD

As further explained in Note 2, the acquisition of HCD effective March 1, 2003 was accounted for as a reverse acquisition. HCD was deemed to be the accounting acquirer and the Company was deemed the legal acquirer. The accompanying condensed consolidated financial statements for the three months ended September 30, 2003 depict the results of operations and cash flows of the Company and all subsidiaries. The accompanying condensed consolidated financial statements for the nine months ended September 30, 2003 depict the results of operations and cash flows of HCD and subsidiaries for the nine months ended September 30, 2003, the results of operations and cash flows of DGI, Software and subsidiary, TDMI and subsidiary and IP2M from March 1, 2003, (effective date of the acquisitions) to September 30, 2003, and the results of operations and cash flows of HCH from April 1, 2003 (effective date of the acquisition) to September 30, 2003. The accompanying condensed consolidated financial statements for the three months and nine months ended September 30, 2002 depict the results of operations and cash flows of HCD and subsidiaries only.

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
SEPTEMBER 30, 2003
(Unaudited)

NOTE 2 – ACQUISITIONS (CONTINUED)

ACQUISTION OF HCD (CONTINUED)

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
SEPTEMBER 30, 2003
(Unaudited)

NOTE 2 – ACQUISITIONS (CONTINUED)

ACQUISTION OF HCD (CONTINUED)

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

The consideration paid by the Company for the acquisition consisted of 6,191,029 shares of the Company’s common stock and 44,312 shares of the Company Class B-1 preferred stock. In addition, the agreement provided for IP2M to receive 589,710 shares of common stock and 3,593 shares of preferred stock subject to the Company acquiring the outstanding shares of Healthcare Horizons, Inc. and the assets of Azimuth Target Marketing, Inc. On April 18, 2003, the Company completed the two acquisitions (see below) and the additional shares were issued to the IP2M’s shareholders. In addition, IP2M’s shareholders may be issued approximately 700,000 shares of the Company’s common stock if certain financial goals are met. The consideration also included $69,274 of estimated transactions costs.

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(Unaudited)

NOTE 2 – ACQUISITIONS (CONTINUED)

ACQUISITION OF IP2M (CONTINUED)

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

Shares Cancelled

During the quarter ended September 30, 2003, the Company cancelled 829,425 common shares issued to IP2M’s former shareholders that were kept in escrow, valued at $24,882 as a result of asset valuation discrepancies.

ACQUISTIONS OF HEALTHCARE HORIZON, INC. (“HCH”) AND AZIMUTH TARGET MARKETING, INC. (“AZIMUTH”)

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

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(Unaudited)

NOTE 2 – ACQUISITIONS (CONTINUED)

ACQUISTIONS OF HEALTHCARE HORIZON, INC. (“HCH”) AND AZIMUTH TARGET MARKETING, INC. (“AZIMUTH”) (CONTINUED)

The price in the acquisition of HCH was $264,033, consisting of 1,769,131 shares of the Company’s common stock and 10,779 shares of the Company’s Class B-1 preferred stock. The common shares were valued at $0.12 a share, based on the price of recent sales of the Company’s common stock, including a 50% discount for restrictions. Similarly, since each preferred share is convertible into 40 shares of common stock, the preferred shares were valued at 40 times $0.12, or $4.8 per share. The following table set forth the preliminary allocation of the purchase price of HCH’s tangible and intangible assets acquired and liabilities assumed effective April 1, 2003:

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

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(Unaudited)

NOTE 2 – ACQUISTIONS (CONTINUED)

The two acquisitions were not material to the Company’s financial statements.

PRO-FORMA RESULTS OF OPERATIONS

The following set forth the Company’s results of operations for the three months ended September 30, 2003, with comparative results of operations for the three months ended September 30, 2002, as if the acquisitions of HCD and IP2M had taken place at the beginning of the periods.

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002

REVENUE	$2,476,488	$2,629,175
COST OF REVENUES	1,354,012	1,451,891

GROSS PROFIT	1,122,476	1,177,284

OPERATING EXPENSES:
Loss on goodwill impairment	74,650	—
Other selling, general and administrative expense	1,680,124	1,938,648

Total Operating Expenses	1,754,774	1,938,648

LOSS FROM OPERATION	(632,298)	(761,364)

OTHER INCOME (EXPENSES)
Interest income	3,994	—
Interest expenses	(16,515)	(70,543)
Other income	228,778	—

Net Other Income (Expenses)	216,257	(70,543)

NET LOSS	$(416,041)	$(831,907)

PRO-FORMA NET LOSS PER SHARE - BASIC AND
DILUTED	$(0.01)	$(0.01)

PRO-FORMA WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	82,381,465	82,381,465

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(Unaudited)

NOTE 2 – ACQUISITIONS (CONTINUED)

The following set forth the Company’s results of operations for the nine months ended September 30, 2003, with comparative results of operations for the nine months ended September 30, 2002, as if the acquisitions of HCD and IP2M had taken place at the beginning of the periods.

	Ended September 30, 2003	Ended September 30, 2002

REVENUE	$8,179,828	$7,786,861
COST OF REVENUES	4,502,363	4,277,461

GROSS PROFIT	3,677,465	3,509,400

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Loss on goodwill impairment	74,650	1,727,068
Loss on website impairment	—	300,000
Loss on trademark impairment	—	95,067
Loss on fixed asset impairment	—	15,625
Other selling, general and administrative expense	5,326,505	7,643,002

Total Operating Expenses	5,401,155	9,780,762

LOSS FROM OPERATION	(1,723,690)	(6,271,362)

OTHER INCOME (EXPENSES)
Interest income	10,752	902
Interest expenses	(151,388)	(304,209)
Gain on debt settlement	—	830,626
Gain on sale of options	—	240,307
Other income	294,735	437,489
Other expense	—	(206)

Net Other Income	154,099	1,204,909

NET LOSS	$(1,569,591)	$(5,066,453)

PRO-FORMA NET LOSS PER SHARE - BASIC AND
DILUTED	$(0.02)	$(0.08)

PRO-FORMA WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	66,263,184	66,263,184

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(Unaudited)

NOTE 3 – GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements have been presented assuming the continuity of the Company as a going concern. However, the Company has incurred substantial losses resulting in an accumulated deficit of approximately $4,154,000 as of September 30, 2003. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.

Management’s plans with regards to this issue are as follows:

LIQUIDITY

•	The Company is continuing the sale of its equity securities, as further discussed in Note 5. During the third quarter of 2003, the Company raised approximately $255,000 in such activities.

DISPOSITION OF UNPROFITABLE LINE OF BUSINESS

•	During the fourth quarter the Company sold three non-profitable subsidiaries. The Company sold ThinkDirectMarketing Inc. and Healthcare Horizons, Inc. to two unrelated parties for nominal consideration. The Company also sold Software Dialog to its management group and a group of English investors for approximately $450,000.

PROFITABILITY

The Company intends to develop new and increased revenues and gross margins in all areas of operations. Specifically, the Company intends to:

•	Restructure its sales organization to allow for more effective sales processes. These steps include, among others, consolidating sales operations for subscription sales in offices in Florida, as well as expansion of sales organization.

•	Reduce expenses through office consolidation and payroll reduction.

•	Enter into strategic relationships with data suppliers that will return higher levels of match rate with a better quality of data.

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(Unaudited)

NOTE 3 – GOING CONCERN CONSIDERATIONS (CONTINUED)

Many of these profitability objectives have been met early in the second quarter.

Presently, the Company cannot ascertain the eventual success of management’s plans with any degree of certainty. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the eventual outcome of the risks and uncertainty described above.

NOTE 4 – LOANS AND NOTES PAYABLE

Loans and notes payable consisted of the following as of September 30, 2003

Convertible notes in the aggregate amount of $100,000 due to three former IP2M non related party note holders assumed by the Company. The notes are due August 31, 2004. The notes bear interest at the rate of 10% per annum. The notes are convertible into shares of the Company’s common stock. The number of shares to be issued upon conversion will be determined by the closing bid price of the Company’s common stock on the date of conversion. Each holder is entitled to convert up to 25% of the initial balance of the note (including accrued interest) each month.	$100,000

Note payable to Axciom Corporation in the original amount of $400,000. The maturity of the note was extended to February 2003 and the note is now in default. See Note 9. The note bears interest at 8% per annum.	400,000

$115,000 revolving credits agreement with a commercial bank renewable every year until October 13, 2004. The line of credit bears interest at prime plus 2% per annum and is personally guaranteed by one of the Company’s shareholders.	105,544

Line of credit agreement with Dell Financial Corporation for equipment purchase. The agreement provides for monthly payments of $414.	8,965

Total loans and notes payable	614,509
Less: Current maturities	(608,023)

Long Tem Debt	$6,486

Maturities of long-term debt consist of the following as of June 30, 2003:
2004	$614,509
2005	6,486

Total	$620,995

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(Unaudited)

NOTE 5 – EQUITY

INCREASE IN NUMBER OF AUTHORIZED SHARES

On June 24, 2003, the Company’s Certificate of Incorporation was restated to increase the number of authorized shares of $0.001 par value common stock to 175,000,000 and to increase the number of authorized shares of $0.001 par value preferred stock to 1,500,000.

ELIMINATION OF CLASS C PREFERRED STOCK AND CLASS D PREFERRED STOCK

Also on June 24, 2003, The Company’s Certificate of Incorporation was restated to eliminate the Class C preferred stock and the Class D preferred stock. None of the authorized Class C and Class D preferred stock shares was outstanding.

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

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(Unaudited)

NOTE 5 – EQUITY (CONTINUED)

CREATION OF CLASS E CUMULATIVE CONVERTIBLE PREFERRED STOCK

On September 25, 2003, The Company’s Certificate of Incorporation created and authorized a series of preferred stock of 200 shares entitled Class E convertible preferred stock. Each Class E preferred stock has a stated value of $10,000 and is convertible into 83,333 shares of common stock commencing January 1, 2004. The Class E preferred stock has voting rights based on the number of shares of common stock into which each share of preferred stock may be converted, is entitled to receive quarterly dividends of $400 commencing on December 31, 2003, and is callable by the Company at 120% of its liquidation value at any time after October 1, 2005. The Class E preferred stock is also entitled to certain liquidation rights.

SHARES ISSUED IN ACQUISTION OF HCH AND AZIMUTH

As discussed in Note 2, during the quarter ended June 30, 2003, the Company issued 5,307,392 shares of common stock in the acquisition of HCH and Azimuth valued at $0.12 per share and 32,336 shares of preferred stock valued at $4.80 per share.

SALES OF COMMON STOCK IN PRIVATE PLACEMENTS

During the quarter ended September 30, 2003, the Company sold 66,666 shares of common stock in private placements at $0.15 per share, for total proceeds of $10,000.

ISSUANCE OF COMMON STOCK FOR SERVICES

During the quarter ended September 30, 2003, the Company issued an aggregate of 2,561,275 shares of its common stock to consultants. The shares were valued at $167,009, based on the price of the Company’s common stock on the date of the agreements, less a discount for restriction. Of this amount, $41,009 related to past services and was included in accrued expenses.

ISSUANCE OF PENALTY SHARES

During the year ended December 31, 2002, the Company had sold shares of its common stock in private placements. During the third quarter of 2003, 127,200 additional shares were issued to ten investors. The Company had not complied with its obligation to register shares previously sold to these holders.

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(Unaudited)

NOTE 5 – EQUITY (CONTINUED)

EXERCISE OF STOCK OPTIONS

During the quarter ended June 20, 2003, the Company entered into a consulting agreement providing, among other things, for the consultant to purchase a number of shares of the Company’s common stock valued at up to $3,000,000, at the thirty day low price of the Company’s common stock. The consultant exercised 800,000 options during the quarter and purchased 800,000 shares at $0.125 per share.

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

SALE OF CLASS E PREFERRED STOCK

During the quarter ended September 30, 2003, the Company sold 25 shares of Class E preferred stock for total consideration of approximately $255,000. For each share of Class E preferred stock sold, the Company issued a warrant to purchase 25,000 shares of the Company’s common stock at $0.16 per share for a period commencing on January 1, 2004 and ending October 1, 2008.

During the quarter, the Company also issued 46 shares of Class E preferred stock to settle approximately $463,000 of debt. 8 of those shares were issued to employees and management of the Company for past payroll and the remaining 38 shares were issued to outside creditors.

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(Unaudited)

NOTE 6 – RELATED PARTY TRANSACTIONS

DUE TO RELATED PARTIES

As of June 30, 2003, the Company was indebted to four shareholders in the aggregate amount of $108,364. The loans bear interest at the rate of 10.5% per annum and are due on demand. The remaining balance of $8,000 due to a related party is non-interest bearing.

RENT FROM RELATED PARTIES

The Company leases an apartment from a company controlled by two of its shareholders and executives. Rent expense paid to these related parties amounted to $11,400 and $34,200 during the three months and nine months ended September 30, 2003, respectively.

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

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(Unaudited)

NOTE 8 –SEGMENT DISCLOSURE (CONTINUED)

•	Healthcare provides pharmaceutical companies with a suite of integrated healthcare-specific campaign creation and management capabilities – including strategic and creative services, media placement, interactive

•	communication services, patient/consumer target identification, and database enhancement and management services.

•	Data offers small and mid size businesses the ability to target, create, print and execute a direct marketing compaign online from their desktop computer as well as offering a reverse telephone append service to inbound telephone call center.

•	Software is the exclusive distributor of Panda Anti-Virus software in the United Kingdom. Panda Software International S.L., Software’s licensor, is a leading international developer of antivirus software for all types of client types including corporations, small and medium size businesses, and home users.

The Company allocates the costs of revenues and direct operating expenses to these segments.

As noted in note 1, the acquisition of HCD was accounted for as a reverse acquisition. As a result, the condensed consolidated statements of operations for the three and nine months ended September 30, 2002 depicts the results of operations of HCD only and the company was deemed to have one segment for those periods. The condensed consolidated statements of operations for the three and nine months ended September 30, 2003 depict the results of operations of HCD from the beginning period being reported, and the results of operations of the other segments from the dates of acquisition.

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(Unaudited)

NOTE 8 – SEGMENT DISCLOSURE (CONTINUED)

Quarter ended September 30, 2003

	Healthcare	Data	Software	Corporate	Total

Revenues	$929,467	$1,011,322	$545,411	$—	$2,486,200
Cost of revenues	653,986	513,187	195,122	—	1,362,295

Gross profit	275,481	498,135	350,289	—	1,123,905

Depreciation and
amortization	74,251	11,121	8,166	33,750	127,288
Loss on goodwill
impairment	74,650	—	—	—	74,650
Other selling,
general and
administrative	206,202	517,054	375,509	510,865	1,609,630

Loss from
operations	(79,622)	(30,040)	(33,386)	(544,615)	(687,663)

Interest expense	(6,015)	(8,000)	—	(2,500)	(16,515)
Other income
(expense)	677	228,778	3,317	—	232,772

Net income (loss)	$(84,960)	$190,738	$(30,069)	$(547,115)	$(471,406)

Goodwill	$4,569,068	$6,708	$—	$—	$4,575,776

Total assets	$5,844,692	$619,471	$589,794	$452,958	$7,506,915

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(Unaudited)

NOTE 8 – SEGMENT DISCLOSURES (CONTINUED)

Nine Months Ended September 30, 2003

	Healthcare	Data	Software	Corporate	Total

Revenues	$3,290,034	$2,503,649	$1,075,315	$—	$6,868,998
Cost of revenues	2,291,159	1,154,586	394,187	—	3,839,932

Gross profit	998,875	1,349,063	681,128	—	3,029,066

Depreciation and
amortization	106,499	24,517	18,258	113,333	262,607
Loss on goodwill
impairment	74,650	—	—	—	74,650
Other selling,
general and
administrative	824,173	1,166,560	759,410	1,298,339	4,048,482

Income (loss) from
operations	(6,447)	157,986	(96,540)	(1,411,672)	(1,356,673)

Interest expense	(71,106)	(18,667)	(1,746)	(53,333)	(144,852)
Other income
(expense)	2,573	235,284	69,274	—	307,131

Net income (loss)	$(74,980)	$374,603	$(29,012)	$(1,465,005)	$(1,194,394)

NOTE 9 – LITIGATION

SUPPLIERS

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

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(Unaudited)

NOTE 9 – LITIGATION (CONTINUED)

SUPPLIERS (CONTINUED)

In December 2003, the Company was named in a suit with Chriscom, Inc. Prior to the Company’s acquisition of Healthcare Horizon, a judgement was awarded to Chriscom. The full remaining amount of $10,000 is accrued in Healthcare Horizons’ financial statements.

One of HCH’s vendors filed an action against HCH claiming unpaid invoices of about $54,000. The Company is working directly with the vendor’s lawyers to resolve this matter. The full amount is accrued on HCH’s books.

EMPLOYEES

In April 2003, Dialog Group received a summons from a Colorado state District Court seeking to enforce a former employee’s termination agreement. A settlement agreement was worked out for $47,330. The full amount is accrued in the Company’s financial statements.

In April 2003, two former employees commenced an arbitration proceeding against the Company relating to their termination of employment. They seek damages totaling $375,789. Dialog Group has accrued $137,916 against this potential liability and is contesting both claims.

In December 2003, Software Dialog was sued for $45,000 for recruitment fees. The case was settled and the amount due paid.

NOTE 10 – THIRD QUARTER ADJUSTMENTS

During the third quarter of 2003, total revenues of $2,486,200 included approximately $130,000 of deferred revenue of the Healthcare Dialog Division that should have been recognized during the second quarter of 2003. In addition, total other income included a reversal of approximately $188,000 of accounts payable transactions recorded in prior periods and other adjustments totaling approximately $50,000, attributable to the Data Dialog group. Had the revenue of $130,000 and the $238,000 been recognized in prior periods, net loss for the quarter ended September 30, 2003 would have been approximately $839,000, compared with the reported net loss of $471,406.

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(Unaudited)

NOTE 11 – SUBSEQUENT EVENTS

During the fourth quarter, Dialog Group reorganized the Data Dialog division, replacing its out of date platforms and acquiring new data sources. In connection with the reorganization, it wrote off its investment in the old defunct platform as the problems became apparent and formed a new corporate entity, Digital Data, Inc. to hold the investments made in the new platforms and web interfaces and the contract with the new data sources, and sold the corporation, ThinkDirectMarketing, Inc., which owned the old technology and held the no longer functioning data contracts to an unrelated party for nominal consideration.

During the fourth quarter, Dialog Group sold the Software Dialog division to its management and a group of English investors for approximately $450,000.

Finally, during the fourth quarter the Healthcare Dialog division sold Healthcare Horizons, Inc. to an unrelated party and, as a part of the sale, accepted access to HCH’s data assets as full settlement of any inter-company obligations owed by HCH to its parent.

NOTE 12 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This statement, among other things, requires that gains and losses related to extinguishment of debt be classified as extraordinary items only if they meet the criteria in Opinion No. 30. The provision of Statement No. 145 related to the rescission of Statement No.4 should be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion No. 30 for classification as an extraordinary item should be reclassified. The provision of Statement No. 145 did not affect the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(Unaudited)

NOTE 12 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

(including Certain Costs Incurred in a Restructuring).” This standard requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity’s commitment to an exit plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The provision of Statement No. 146 did not affect the Company’s financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The interpretation requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable to a company on a prospective basis to guarantees issued or modified after December 31, 2002. However, the disclosure requirements in FIN No. 45 are effective for a company’s financial statements for periods ending after December 15, 2002. The Company is not a party to any agreement in which it is a guarantor of indebtedness of others therefore the interpretation did not affect the Company’s financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. SFAS No. 148 does not alter the provisions of SFAS 123, nor does it require stock-based compensation to be measured under the fair-value method. Rather, SFAS 148 provides alternative transition methods to companies that elect to expense stock-based compensation using the fair-value approach under SFAS No. 123. Effective January 1, 2003, the Company adopted the provisions of SFAS 148 and elected to expense stock-based compensation. The Company also adopted the disclosure provisions of SFAS No. 148. The adoption of SFAS 148 did not have a material effect on the Company’s results of operations.

In January 2003, the FASB issued Interpretations No. 46, “Consolidation of Variable Interest Entities”. FIN No. 46 addresses consolidation by business enterprises of variable interest entities (formerly special purpose entities or “SPEs”). The Company does not have any variable interest entities as defined by FIN No. 46.

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(Unaudited)

NOTE 12 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards on the classification and measurement of certain instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2002 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company does not expect SFAS No. 150 to have a material effect on its financial statements.

Back to Contents

Item 2. Management’s Discussion and Analysis or Plan of Operation.

General

Dialog Group, Inc. (formerly IMX Pharmaceuticals, Inc.) (“Dialog Group”) is a publicly traded corporation (OTCBB:DLGG) with headquarters in New York City and offices in Valencia, California; Sunrise, Florida; Houston, Texas and Cambridge and Haywards Heath, United Kingdom.

Dialog Group is comprised of three divisions, the Healthcare Dialog division, the Data Dialog division and the Software Dialog division. The Healthcare Dialog, with revenues of $920,000 and $3,638,000 pro forma for the quarter ended and nine months ended respectively is comprised of three business units, Healthcare Dialog, IP2M and Healthcare Horizons. The Data Dialog division, with revenues of $1,011,000 and $3,137,000 pro forma for the quarter ended and nine months ended respectively is comprised of three business units, Data Dialog Direct, Mail Mogul and Azimuth Data. The Software Dialog division, with revenues of $545,000 and $1,404,000 pro forma for the quarter ended and nine months ended respectively is primarily comprised of Panda Software International.

Subsequent Events

During the fourth quarter, Dialog Group reorganized the Data Dialog division, replacing its out of date platforms and acquiring new data sources. In connection with the reorganization, the division abandoned its efforts to utilize the old platform, the division having previously written off its investment as the problems became apparent and formed a new corporate entity, Digital Data, Inc. to hold the investments made in the new platforms and web interfaces and the contract with the new data sources, and sold the corporation, ThinkDirectMarketing, Inc., which owned the old technology and held the no longer functioning data contracts to an unrelated party for nominal consideration.

During the fourth quarter, Dialog Group sold the Software Dialog division to its management and a group of English investors for approximately $450,000.

Finally, during the fourth quarter the Healthcare Dialog division sold Healthcare Horizons, Inc. to an unrelated party and, as a part of the sale, accepted access to HCH’s data assets as full settlement of any inter-company obligations owed by HCH to its parent.

Dialog Group provides its clients a suite of products that are available as either a turnkey solution or as a component for their marketing plan. Dialog Group provides online and offline support for the healthcare, small business, telephone service bureau, financial services and direct marketing industries in the United States.

Description of the Healthcare Dialog Division

The Healthcare Dialog division is a provider of marketing and communications strategies, products, printed and web based, and other services including the sale and or placement of advertising media to the healthcare industry.

Back to Contents

Healthcare Dialog, prior to its acquisition by Dialog Group, had long provided companies with a variety of healthcare-specific marketing strategies and the ability to execute and management marketing programs, including creating, designing and producing printed or interactive communications. In addition Healthcare Dialog can identify patients/consumers for it clients from its databases. Clients rely on Healthcare Dialog to help establish and build more valuable and longer lasting relationships with physicians, patients, and consumers over a broad array of permission-based contact points, including Internet websites, digital on-demand print, direct mail and telemarketing. Healthcare provides clients with healthcare expertise, access to databases of more than 100 million households and experience in scalable mass personalization distribution technology.

The acquisition of IP2M, effective in March 2003, and since renamed +Media, has broadened the services the HealthCare Dialog division can use to reach its clients’ targets. +Media operates a marketing platform for healthcare that integrates radio, television, and the Internet to assist clients in targeting patients/consumers. +Media offers national reach using local radio and television stations on air messages and key search words to drive traffic to its’ client’s content and advertising within the +Media platform. For example a TV station will run an on air story about allergies and inform their viewers that additional information is available on the TV stations Website. +Media provides the additional information and charges companies to advertise or provide content

Typically, +Media will provide healthcare-related content to a media partners’ branded website and sell the entire “package” of radio, television and online media to its healthcare customers.  Through its media partnerships, +Media has immediate access to nearly 1,000 radio and television stations and an audience in excess of 100,000,000 people.  +Media’s technology allows it to distribute different content and advertising to each site based on market and demographics.

Healthcare Horizons owns, collects and distributes demographic, disease, and healthcare information through their permission-based data acquisition and management system. Healthcare Horizon offers clients an opportunity to market on a one-to-one basis. As part of its marketing services, Healthcare Horizons provides a co-op telephone interview in which custom questions are asked to develop prospects for their products and services. After sale of Healthcare Horizons, the previously collected data will still be available to Healthcare Dialog and the division will contract with outside services to gather this special data.

Description of Data Dialog Division

The Data Dialog Division consists of two business units, Data Dialog Direct and Mail Mogul, and the Azimuth Data.

Data Dialog Direct implemented the new Data Dialog Select platform and web interface in December 2003. This new data platform and web interface provides small and mid-size businesses the ability to target, create, print and execute a direct marketing program online from their desktop computer. Data Dialog Direct offers online subscribers access to consumer and business databases containing information on over 100 million US businesses and consumers that can be searched by geographic and demographic information including age, income, and other demographic profiles. In addition, Data Dialog Direct offers thousands of specialized consumer and business lists from the nation’s largest data compilers. Data Dialog Direct also offers data services and products such as mail shop supplies, data appending and list cleansing.

Back to Contents

Data Dialog’s call center data platform, DigitalData, is designed to save inbound telephone call centers time and money by identifying the name and address of an incoming call by matching the phone number to information in the Digital Data database and providing the call center telephone operator information relative to the caller in real time.

Mail Mogul provides corporate mailrooms and independent letter shops with mailing lists, mailing supplies, National Change of Address for data cleansing and enhancement, and a sales lead generation service. Mail Mogul is one of five organizations that work with the United States Postal Service to promote and facilitate direct mail and assist direct mailers.

The Data Dialog division has consolidated its operations in Florida, California, and New York, closed its offices in Colorado and Connecticut, and dismissed its senior executive leadership. As discussed below in the “Management Discussion”, these changes have improved the operating results. There are no plans for further consolidation; indeed, during the second quarter of 2003 the sales staff in Florida and California offices was expanded. In addition, all investments in the former platform and data sources were written off during the fourth quarter.

Description of Software Dialog Division

Software Dialog, which was sold during the fourth quarter (see “Subsequent Events”, above), is a sales and technical support organization with telemarketing capabilities currently selling and distributing on an exclusive basis the Panda Software anti-virus software and products in the United Kingdom. The current product range consists of a complete set of antivirus solutions covering all home and business applications.

Software Dialog sells exclusively through distributors and resellers. The products are also sold directly to corporate and business end users.

Software Dialog holds an exclusive distribution license from Panda Software International for the sale, marketing, and distribution of Panda Software products throughout England, as well as in Scotland and Wales. The licence has a five-year term ending in January 2006. After that, it automatically extends for two additional two year periods unless cancelled by either party.

All of the anti-virus product users are initially licensed for 1, 2 or 3 years. Renewals, necessary to keep the virus list current, are an important part of the Software’s sales.

Back to Contents

Results of Operations

Dialog Group’s consolidated operations reflected in this quarter’s financial statements include all three divisions. The operations conducted by Healthcare Horizons and Azimuth are included in this quarter but not the first quarter as they were not acquired until April. The consolidated results of operations for the three months ended September 30, 2003 and 2002 are being presented on a pro-forma basis, which includes the results of operations of Dialog Group and its subsidiaries (except Healthcare Horizon, which results are immaterial) from July 1 to September 30 for the three month periods and from January 1 to September 30 for the nine month periods. Management believes these comparative results of operations are more meaningful then the actual results of operations that include operations from the date of acquisition only for the accounting acquirees.

Three Months ended September 30, 2003

Dialog Group

Revenues for the three month period ended September 30, 2003 were $2,476,000 compared with $2,629,000 for the same period in 2002.

Costs of Revenues for the three month period ended September 30, 2003 were $1,354,000 compared with $1,452,000 in the same period in 2002. The sources of the revenue and costs for each division are discussed below.

Operating Expenses for the three month period ended September 30, 2003 were $1,755,000 compared with $1,939,000 for the same period in 2002.

Central and administration costs were $545,000 during the three month period ended September 30, 2003 compared with $96,000 for the same period in 2002. Increases in Administration Costs included reallocation of executive and office related costs from HealthCare Dialog, addition of accounting and financial staff, technical staff and additional expenses associated with regulatory requirements.

Losses from Operations were $632,000 for the three months ended September 30, 2003 compared with $761,000 for the same period in 2002.

Net Other Income was $216,000 for the three month period ended September 30, 2003 compared with ($71,000) for the same period in 2002. Other income in the quarter was comprised of $16,000 in interest expense offset by other income of $233,000 due to a reduction in aged payables and other adjustments.

The Net Loss for the three months ended September 30, 2003 was $416,000 compared with $832,000 in the same period in 2002.

Back to Contents

Healthcare Dialog

For the three months ended September 30, 2003, the Healthcare Dialog’s revenues were $920,000 compared with $1,392,000 for the same period in 2002, a decrease of about $472,000 or 34%. The reduction in revenues during the third quarter of 2003 was due to two major marketing programs Healthcare Dialog sold to a pharmaceutical client being in the design and production stage simultaneously in 2002. Those programs did not repeat in 2003 although Healthcare Dialog has contracted with the client in 2003 to manage these programs for fixed monthly retainers contributing revenues of approximately $70,000. In addition approximately $125,000 of +Media sales were lost during the third quarter as a result of a major client electing to work directly with TV and Radio stations rather than utilizing the company.

Costs of Revenues for the three month period ended September 30, 2003 were $646,000 representing 70% of third quarter revenue compared with $799,000 and 57% of revenues for the same period in 2002. In the third quarter of 2003, a greater percentage of revenues were spent on subsidiary company marketing programs that did not result in revenues for Healthcare Dialog compared with 2002, increasing Healthcare Dialog’s cost ratios.

Operating expenses for the three month period ended September 30, 2003 were $298,000 compared with $675,000 for the same period in 2002. The decrease between periods resulted from staff reductions and office consolidations ($211,000) and reduction and reallocation of certain executive expenses to Dialog Group administrative cost ($196,000).

Net loss from operations for the three month period ended September 30, 2003 were $30,000 compared with a loss of $125,000 in the same period in 2002. While sales during the quarter were lower, reduced marketing and administrative expenses during 2003 improved the bottom line by almost $100,000.

Data Dialog:

Data Dialog’s revenues were $1,011,000 for the three months ended September 30, 2003 compared with $961,000 for the same period ended September 30, 2002, an increase of about $50,000 or 5%. Revenues in the third quarter were buoyed by strong demand for Mail Mogul’s mail shop channel but were negatively impacted by problems with the ThinkDirectMail online subscription platform and its data sources that resulted in end users inability to purchase directly from the Web. The problems became worse during the fourth quarter and sales declines continued until the new platform and data sources could be launched in December 2003.

Costs of Revenue were $513,000 for the three months ended September 30, 2003, representing 51% of third quarter revenue compared with $551,000 and 57% of revenue for the same period in 2002. In the third quarter Data Dialog’s efforts to obtain data from new supplies that offer higher margins and to offer data from recently acquired assets began to reduce the Costs of Revenue.

Operating expenses were $528,000 for the three months ended September 30, 2003 compared with $860,000 for the same period in 2002. The decreases were due to a reduction of executive positions, consolidation of staff, specifically technology and management staffing, and closure of offices.

Back to Contents

Net Loss from Operations for the three months ended September 30, 2003 was $30,000 compared with $450,000 for the same period in 2002. This improvement was as a result of increased revenues and higher margins. The higher margins were realized as a result of the utilization of recently acquired data and the sourcing of data from suppliers willing to accept lower prices.

Net Other Income was $221,000 for the quarter compared with $0 for the same period in 2002. Other income in the quarter was comprised of $8,000 in interest expense offset by other income of $229,000 due to a reduction in aged payables and other adjustments.

Net Profit for the three months ended September 30, 2003 was $191,000 compared with a net loss of $450,000 for the same period in 2002.

Software Dialog:

For the three months ended September 30, 2003, the Software Dialog’s net revenues were $545,000 as compared with $275,000 for the same period in 2002. This increase represents almost a 100% improvement and is attributable to the opening up new sales routes and the continuing expansion of channel sales through resellers and distributors.

Costs of Revenue were $195,000 for the three months ended September 30, 2003, representing 36% of revenue compared with Costs of Revenue of $102,000 for the same period in 2002 representing 37% of Revenue.

Operating expenses were $384,000 for the three months ended September 30, 2003 compared with $287,000 for same period in 2002 an increase of 34%. The increases in expenses were mainly in marketing and depreciation.

Net Other Income was $3,000 for the three months ended September 30, 2003 compared with ($2,000) for the same period in 2002.

Net loss for the three months ended September 30, 2003 was approximately $30,000, compared with a loss of $115,000 for the in 2002.

Nine Months ended September 30, 2003

Dialog Group

Revenues for the nine months ended September 30, 2003 were $8,180,000 compared with $7,787,000 for the same period in 2002.

The Costs of Revenue for the nine months ended September 30, 2003 period were $4,502,000 in 2003 compared with $4,277,000 in 2002. The sources of the revenue and costs for each division are discussed below.

Back to Contents

Operating Expenses for the nine months ended September 30, 2003 were $5,401,000 compared with $9,781,000 for the same period in 2002. These amounts include each division’s operating costs and the Dialog Group’s central administrative costs.

Central and administrative costs for the nine months ended September 30, 2003 were $1,693,000 compared with $1,069,000 for the same period in 2002. Increases in Administration Costs included reallocation of executive, technical, administrative and general office related costs from HealthCare Dialog (approximately $475,000, along with the addition of accounting and financial staff, and additional expenses associated with regulatory requirements.)

Losses from Operations were $1,724,000 for the nine months ended September 30, 2003 compared with $6,271,000 for the same period in 2002.

Other Income was $154,000 for the nine months ended September 30, 2003 compared with $1,205,000 for the same period in 2002. The 2003 Other Income was comprised of $11,000 of interest income, $151,000 in interest expense, and $295,000 of other income. The 2002 Other Income is comprised of $303,000 of interest expense and $831,000 of gain on debt settlements, $240,000 of gain on the sale of options, and $437,000 of other income.

The Net Loss for the nine months ended September 30, 2003, was $1,569,000 compared with $5,066,000 for the same period in 2002.

Healthcare Dialog

Revenues for the nine months ended September 30, 2003, were $3,638,000 compared with $4,486,000 for the same period in 2002, a decrease of $848,000, a decline of 22%. The reduction in revenues due to two major marketing programs Healthcare Dialog sold to a pharmaceutical client being in the design and production stage simultaneously in 2002. That did not occur in 2003 although Healthcare Dialog has contracted with the client in 2003 to manage these programs for fixed monthly retainers. During the third quarter a major client elected to work directly with TV and Radio stations rather than utilizing the company.

Costs of Revenue for the nine months ended September 30, 2003 were $2,494,000 or 69% compared with $2,517,000 or 56% for the same period in 2002. In the third quarter of 2003, a greater percentage of revenues came from print and media products as compared with 2002, increasing Healthcare Dialog’s cost ratios.

Operating expenses for the nine months ended September 30, 2003 were $1,127,000 compared with $3,751,000 for the same period in 2002. The decrease of $2,624,000 resulted from staff reductions, office consolidations and reallocation of certain executive expenses (over $500,000) to Dialog Group administrative cost as well as management’s decision in 2002 to recognize a loss on goodwill impairment of $625,000, loss on website impairment of $300,000 and loss on fixed assets disposal of $95,000.

Back to Contents

Net loss for the nine months ended September 2003 was $53,000 compared with a net loss of $1,799,000 for the same period in 2002. Reduced marketing and administrative expenses along with the 2002 asset write downs combined to improve the bottom line by over $1,700,000.

Data Dialog:

Revenues were $3,137,000 for the nine months ended September 30, 2003 compared with $2,535,000 for the same period in 2002, an increase of $602,000 or 24%. The higher sales were despite problems with the Division’s platform and web interface, the disruption to sales caused by the relocation of Data Dialog’s sales offices from Colorado to Florida and the integration of new assets. During the third quarter the company’s website was not fully fictional, as a result customers were unable to access data online and had to rely on assistance from the company’s telemarketing staff. These problems were offset by new strong sales in the Mail Mogul business.

Costs of Revenue were $1,489,000 for the nine months ended September 30, 2003, representing 47% of revenue compared with $1,538,000 and 61% for the same period in 2002. The reduction of $49,000 is a result of contracting with vendors that offer better margins that those used during the same period in 2002.

Operating expenses for the nine months ended September 30, 2003 were $1,605,000 compared with $2,755,000 for the same period in 2002. These decreases were accomplished by a reduction of executive positions, consolidation of staff, specifically technology and management staffing, and closure of offices.

Net income from operations for the nine months ended September 30, 2003 were $43,000 compared with a net loss of $1,757,000 for the same period in 2002. Increased sales and improved margins combined with reduced salary, marketing, and administrative expenses combined to improve the profitability of this division.

Other Income was $211,000 for the nine months ended September 30, 2003 compared with other losses of $64,000 for the same period in 2002. The 2003 Other Income was comprised of $6,000 of interest income, $24,000 in interest expense, and $229,000 of other income. The 2002 Other Loss is comprised of $67,000 of interest expense and $3,000 of other income.

Net income for the nine months ended September 30, 2003 was $254,000 compared with a loss of $1,822,000 for the same period in 2002.

Software Dialog:

Revenues for the nine months ended September 30, 2003 were $1,404,000 compared with $766,000 for the same period in 2002. The increase of $638,000 or 83% is attributable to the opening up of new sales routes and the continuing expansion of channel sales through resellers and distributors.

Back to Contents

Costs of revenue for the nine months ended September 30, 2003 were $520,000 or 37% compared with $223,000 or 29% for the same period in 2002.

Operating expenses for the nine months ended September 30, 2003 were $976,000 compared with $2,206,000 for same period in 2002. The 2002 expenses included a loss on goodwill impairment of $1,102,000.

Loss from operations for the nine months ended September 30, 2003 was $91,000 compared with $1,663,000 for the same period in 2002. The losses in 2003 were reduced as a result of increased revenue from Software Dialogs new channel approach, changes in the commission system, and control of overhead.

Other Income was $66,000 for the nine months ended September 30, 2003 compared with $345,000 for the same period in 2002. The 2003 Other Income was comprised of $3,000 of interest income, $3,000 in interest expense, and $66,000 of other income. The 2002 Other Income is comprised of $35,000 of interest expense and $380,000 of other income.

Net loss for the nine months ended September 30, 2003 was $25,000 compared with $1,318,000 for the same period in 2002.

Liquidity & Capital Resources

Dialog Group had a consolidated working capital deficit of approximately $3,389,000 on September 30, 2003 as compared to a deficit of approximately $3,121,000 at December 31, 2002. The year end deficit did not include the December 31, 2002 working capital deficits of the two acquired companies, HealthCare and IP2M. Their working capital deficits as of year end were approximately $908,000 and $1,379,000, respectively. During the quarter ended September 2003, Dialog Group raised $250,000 through the sale of its Class E preferred stock. In addition, creditors, including Company executives, accepted Class E preferred stock in settlement of $463,000 of current liabilities.

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

Back to Contents

Item 3. Controls and Procedures

During all of 2003, Dialog Group’s disclosure controls and internal control over financial reporting were central concerns of management and the Board of Directors. Accounting operations at all United States offices were centralized in New York and Florida and a professional accounting and control staff has been appointed. At the Annual Meeting in May, Dialog Group’s first independent directors were elected and an audit committee was appointed.

As Dialog Group has consolidated financial operations, they can be under the direct supervision of the Chief Financial Officer. Management believes that much progress towards integrating the operations of its acquisitions, but the need for extensions of time to file financial reports shows that progress is still required.

Back to Contents

Part II.	Other Information

Items 3, 4, and 5 are omitted as they are either not applicable or have been included in
Part I.

Item 1	Legal Proceedings

Eviction

As the result of a continuing dispute with the landlord of the Connecticut office, ThinkDirectMarketing was served with a Summary Process Complaint on March 12, 2003. The Plaintiff, Seaboard Stamford Investors Associates, Inc. seeks termination of the lease and damages. ThinkDirectMarketing also wished to terminate the lease. ThinkDirectMarketing has been withholding rent since the beginning of the year. A hearing in the State of Connecticut Superior Court has set a return date of March 21, 2003. In addition on June 24, 2003 Seaboard also filed a complaint in the United States District Court, District of Connecticut. ThinkDirectMarketing has retained a local attorney to respond in this matter and the return date has been postponed. In October the action was dismissed, but the landlord is expected to refile its action.

On or about December 14 of 2001 Lisa Pelatti a shareholder and former employee of P.V.D.& Partners, Inc. filed a complaint with the United States District Court for the Southern District of New York against P.V.D. & Partners, Inc., Peter V. DeCrescenzo and Healthcare Dialogue, Inc. to recover unpaid salary and expenses which she claimed are owed. She also attempted to exchange shares of PVD for shares of Healthcare Dialog. An agreement has been reached under which final payments totaling $12,500 need to be made prior to the end of November 2003. The full amount of the settlement has been accrued on Dialog Group’s books.

Suppliers

On July 25, 2003 Acxiom Corporation commenced an action against Dialog Group and its ThinkDirectMarketing subsidiary in the Circuit Court of Faulkner County, Arkansas. The action is for a breach of written contracts, including a promissory note and a Data License Agreement. Acxiom seeks $400,000 on a note and $295,414.67 for unpaid data usage, and $1,250,000 for unused minimum usage requirements for 2003 and 2004. Dialog Group and its subsidiary have appeared in the proceeding and plan to vigorously contest the claims. Dialog Group has moved to be dismissed as a party because it never joined in the agreements which are the basis of the lawsuit. As of the end of June, the note for $400,000 and payables of $209,526 are accrued in the financial statements.

Immequire, LLC filed an action against Healthcare Horizons in the Superior Court of New Jersey, Morris County claiming unpaid invoices of about $54,000. The attorney for Healthcare Horizon, who was handling this matter before the acquisition, has withdrawn from the case. Dialog Group has been working directly with the lawyers for Immequire to resolve this matter. The full amount is accrued in the Healthcare Horizons’ financial statements.

Back to Contents

Prior to the acquisition of Healthcare Horizon, a judgment was awarded to Chriscom, Inc. At this time $10,000 is still due Chriscom. The full amount is accrued in Healthcare Horizons’ financial statements. In December Chriscom named Dialog Group in its suit.

On May 30, 2003 Demkin Printing filed a complaint against Healthcare Dialog in the Supreme Court of the State of New York, New York County. The complaint seeks $85,076.27 for printing services and attorney’s fees. The Company has filed an answer and has been working with Demkin. The parties have agreed in principal to settle the claim for $69, 352.87.

Employees

On or about April 1, 2003, Dialog Group received a summons from a Colorado state District Court seeking enforcement of Dialog Group’s termination agreement with Keith Goodman requiring the payment of money. Dialog Group is attempting to resolve this matter on the basis of the existing agreement and will retain local counsel to defend itself. The full amount due under the termination agreement has been accrued in Dialog Group’s financial statements. After a Colorado court awarded Mr. Goodman a judgment, Dialog Group was able to work out a settlement totaling $47,330. As of December 1, 2003 $14,666 remains to be paid.

In April 2003, Dean Eaker and Bruce Biegel commenced an arbitration proceeding against Dialog Group relating to the termination of their employment before the American Arbitration Association in New York City. They seek monetary damages in the amounts of $258,789 and $117,000, respectively. Dialog Group is vigorously contesting the claims, but it has already accrued a total of $137,916 against this liability. As of this date, although both sides continue to exchange documents, neither Eaker nor Biegel has deposited the fee necessary to begin the arbitration.

Software Dialog has sued by Selection One Ltd, in regard to recruitment fees in the sum of £28,000 ($45,000) on December 15th at Dartford District Court. This case was settled and the amount due paid.

Except as specified above, there are no material presently pending legal proceedings to which Dialog Group is a party, or to which any of its properties or assets are subject.

Item 2(c) Recent Sales of Unregistered Securities

Regulation S Transactions

On October 4, 2002 Dialog Group authorized Starz Investments Limited to sell up to 10,000,000 shares of its Common Stock to investors located outside of the United States. The shares were offered pursuant to an exemption from registration afforded by Regulation S to the Securities Act of 1933. Shares sold pursuant to Regulation S are deemed restricted and may not be sold to any U.S. Person (as that term is defined in the Regulation) for a period of one (1) year from date of sale. During the quarter, 428,875 shares were issued for a total consideration of $25,252 at an average price of $0.06. All of these funds were used to pay commissions related to the sale of shares by Starz Investments Limited.

Back to Contents

Related Purchases

Two of the Company’s outside directors agreed to accept 211,765 shares of common stock in lieu of the Company’s obligation to pay them director’s fees aggregating $36,000 each. The per share value used for this conversion was $0.17, the closing price on May 28, 2003, the date of the Company’s annual meeting. This transaction is exempt from registration under the Securities Act pursuant to section 4(2) because was a private sale with no intention to redistribute the securities. A restrictive legend was placed on the certificate and a stop order was placed with Dialog Group’s transfer agent.

Other issuances

On September 26, 2003, 127,200 additional shares were issued to ten investors. These were issued without additional compensation because Dialog Group had not complied with its obligation to register shares previously sold to these holders. Each holder had previously represented himself in writing to be an accredited investor who was purchasing their shares for investment. A restriction on resale has been placed with the Dialog Group’s transfer agent and a legend has been placed on each certificate. Because of these factors, this sale is exempt from registration under the Securities Act as not involving a public distribution under section 4(2).

On February 12th, 2003 Dialog Group agreed to issue 200,000 shares to Knightsbridge Capital for consulting services. 67,600 shares were issued during the second quarter of 2003. During this quarter, the remaining 132,400 shares were issued to Knightsbridge’s Capital’s designees pursuant to this agreement. Dialog Group valued these shares at $0.119 per share. The issuance of these shares is exempt from registration under section 4(2) of the Securities Act as a private transaction because the shares were acquired for investment and each certificate bears restrictive legends and is subject to a stop transfer order. Issuance of the additional shares is still pending.

On September 11, 2003, Dialog Group entered into an agreement with Triple Crown Consulting, Inc. under which Triple Crown will inform the brokerage community, the Dialog Group’s shareholders and the general public concerning financial public relations and promotional matters relating to the Dialog Group and its business. The term of the agreement is six months. Triple Crown has received 2,000,000 shares for common stock for its services. Dialog Group valued these shares at $0.063 per share. The issuance of these shares is exempt from registration under section 4(2) of the Securities Act as private transactions because the shares were acquired for investment and the certificates bear restrictive legends and are subject to stop orders.

On July 22, 2003, 66,666 shares were sold for a total consideration of $10,000 or 15 cents a share. The individual represented himself in writing to be an accredited investor who was purchasing these shares for investment. A restriction on resale has been placed with the Dialog Group’s transfer agent and a legend has been placed on each certificate. Because of these factors, this sale is exempt from registration under the Securities Act as not involving a public distribution under section 4(2).

Back to Contents

During September and October 2003 an investor purchased 10 shares of Dialog Group’s new Class E Preferred Stock at a price of $10,000 per share. At the same time a retirement fund for the benefit of Peter DeCrescenzo purchased fifteen shares at $10,000 per share and a group of Dialog Group creditors, including retirement funds for the benefit of Peter and Rita DeCrescenzo, Vincent DeCrescenzo, Sr., and Cindy Lanzendoen, Vincent DeCrescenzo Sr., and Ms. Lanzendoen, individually, and other unrelated trade creditors exchanged $620,000 of current debt for a total of 62 shares of Class E Preferred Stock.

Each Class E Share has a liquidation preference of $10,000, pays a quarterly dividend of $400, which Dialog Group may elect to pay in Common Stock, and is convertible, commencing July 1, 2004, into 83,333 shares of Common Stock. After October 1, 2005, Dialog Group may redeem the Preferred Shares at 120% of their liquidation preference. Each share will cast 83,333 votes which will be counted as part of the vote of the Common Shares for all purposes.

In connection with the sale or exchange for debt for the Class E Preferred Shares, each purchaser received a warrant to purchase, after July 1, 2004, 25,000 shares of Common Stock for a price of $0.16 per share. Warrants to purchase a total of 2,175,000 shares have been issued to the purchasers of the Class E Preferred Stock. The warrants are exercisable until September 30, 2008.

Each Class E purchaser represented himself in writing to be an accredited investor who was purchasing these shares for investment. A legend has been placed on each certificate and each warrant restricting transfer in accordance with the Securities Laws. These is no market for these securities and they are not now convertible into or exercisable for securities for which there is a market Because of these factors, this sale is exempt from registration under the Securities Act as not involving a public distribution under section 4(2).

The proceeds of all shares issued for cash were used for general business purposes.

Item 6.	Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number	Description

31(i)	302 Certification of Chief Executive Officer
31(ii)	302 Certification of Chief Financial Officer
32(i)	906 Certification of Chief Executive Officer
32(ii)	906 Certification of Chief Financial Officer

(b)  Reports on Form 8-K

None

Back to Contents

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this quarterly report on Form 10-QSB to be signed in its behalf by the undersigned thereunto duly authorized on the 7th day of January 2004.

Dialog Group, Inc.

By:     /s/ Peter V. DeCrescenzo
Peter V. DeCrescenzo, Chairman, President & CEO

Back to Contents

INDEX TO EXHIBITS

Exhibit Number	Page Number	Description

31(i)	__	302 Certification of Chief Executive Officer
31(ii)	__	302 Certification of Chief Financial Officer
32(i)	__	906 Certification of Chief Executive Officer
32(ii)	__	906 Certification of Chief Financial Officer