Form 10KSB/A
period 2002-12-31
DIALOG GROUP INC
filed 2004-04-01
CIK 1051059

                             UNITED STATES                    ------------------
                  SECURITIES AND EXCHANGE COMMISSION          This Amendment
                        WASHINGTON, D.C. 20549                provides Exhibits
                                                              32(i) and 32(ii).
                       REPORT ON FORM 10-KSB/A2               ------------------


(Mark one)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the year ended December 31, 2002

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____________ to
         _______________.

                          Commission File No. 000-30294

                               DIALOG GROUP, INC.
                               ------------------
                 (Name of Small Business Issuer in its Charter)

            Delaware                                    87-0394290
            --------                                    ----------
 (State or Other Jurisdiction of         (I.R.S. Employer Identification Number)
 Incorporation or Organization)

Twelfth Floor, 257 Park Avenue South, New York, NY                     10010
----------------------------------------------------------          ------------
         (Address of Principal Executive Offices)                    (Zip Code)

        212.254.1917
---------------------------
(Issuer's Telephone Number)

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

                                INDEX TO EXHIBITS

  Exhibit       Page
  Number        Number          Description
  ---------     -----------     ------------------------------------------------

   32(i)          __              906 Certification of Chief Executive Officer
   32(ii)         __              906 Certification of Chief Financial Officer