Form 10QSB/A
period 2003-03-31
DIALOG GROUP INC
filed 2004-04-01
CIK 1051059

                                                           --------------------
                                                           | This Amendment    |
                                                           | provides Exhibits |
                                                           | 32(i) and 32(ii). |
                                                           ---------------------




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB/A


(Mark One)

/X/ Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.

/ / Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ______________________ to
_________.

                          Commission File No. 000-30294
                                              ---------

                               DIALOG GROUP, INC.
                 (Name of Small Business Issuer in its Charter)


Delaware                               .                             87-0394290
---------------------------------------                  -----------------------
(State or Other Jurisdiction of                                (I.R.S. Employer
Incorporation or Organization)                           Identification Number)

Twelfth Floor, 257 Park Avenue South, New York, NY                        10010
--------------------------------------------------              ---------------
(Address of Principal Executive Offices)                              (Zip Code)

212.254.1917
---------------------------
(Issuer's Telephone Number)

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

       At March 16, 2004 there were 79,764,497 shares of common stock, par value $.001 per share outstanding.

       Transitional Small Business Disclosure Format (check one): Yes / / No /X/

                                INDEX TO EXHIBITS

  Exhibit         Page
  Number          Number            Description
  ---------       -----------       --------------------------------------------

  32(i)           __                906 Certification of Chief Executive Officer
  32(ii)          __                906 Certification of Chief Financial Officer