Form 10QSB/A
period 2003-06-30
DIALOG GROUP INC
filed 2004-04-01
CIK 1051059

                                                              ------------------
                       SECURITIES AND EXCHANGE COMMISSION     This Amendment
                             WASHINGTON, D.C. 20549           provides Exhibits
                                  FORM 10-QSB/A               32(i) and 32(ii).
                                                              ------------------

(Mark One)

/X/ Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934 for the quarterly period ended June 30, 2003.

/ / Transition Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 for the transition period from __________________ to
    _________.

                          Commission File No. 000-30294

                               Dialog Group, INC.
              ----------------------------------------------------
              (Exact name of Small Business Issuer in its Charter)


Delaware                                                       87-0394290
---------------------------------------                  -----------------------
(State or Other Jurisdiction of                                (I.R.S. Employer
Incorporation or Organization)                           Identification Number)

Twelfth Floor, 257 Park Avenue South, New York, NY                10010
-----------------------------------------------------         -------------
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

                                INDEX TO EXHIBITS

  Exhibit         Page
  Number          Number       Description
  ---------       --------     --------------------------------------------

   32(i)            __         906 Certification of Chief Executive Officer
   32(ii)           __         906 Certification of Chief Financial Officer