Form 10KSB
period 2003-12-31
DIALOG GROUP INC
filed 2004-04-30
CIK 1051059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

REPORT ON FORM 10-KSB

(Mark one)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the year ended December 31, 2003.

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

     State issuer’s revenues for the most recent fiscal year: $6,340,260

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market values shall be computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of a specified date within the past 60 days: $4,494,395 based on the last sale price of $0.11 on March 22, 2004.

     Check whether the issuer has filled all documents and reports required to be filed by section 12, 13, or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 85,889,846

     Documents Incorporated By Reference: Items 9, 10, 11, and 12 are incorporated from the Information Statement included in Schedule 14C to be filled within 30 days of the filing hereof.

Back to Contents

PART I

Item 1. Description of Business

General

Dialog Group, Inc. (DLGG) is a publicly traded corporation, headquartered at 257 Park Avenue South, 12 Floor New York, New York 10010, with offices in Valencia, California; Sunrise, Florida; and Houston, Texas. The company’s two divisions, Data Dialog and Healthcare Dialog, provide a combination of traditional advertising (print, broadcast) and marketing services (broadcast, new media, and internet-based promotional venues); as well as a broad spectrum of proprietary and exclusive databases for healthcare, pharmaceutical, consumer and business-to-business market clients. The company owns and/or has exclusive licensing rights to 75 Web sites, 9 databases, and 5 products.

Additionally, Dialog Group maintains exclusive contracts with leading multi-national pharmaceutical companies to operate, maintain and provide content for their consumer-directed Web sites.

Both Dialog Group’s divisions currently market its product and service offerings through three branded, business organizations. The Healthcare Dialog division: nFusion, +Media, and iData. The Data Dialog Division: Data Dialog Marketing, Data Dialog Digital and Mail Mogul.

Healthcare Dialog Division

nFusion delivers advertising, relationship marketing and communications services to the healthcare industry. Clients use its strategic and creative services to build comprehensive programs for healthcare professionals, consumers, and sales representatives. These include, training materials development, patient and professional education materials distribution, and targeted direct mail and advertising campaigns. Clients rely on nFusion’s interactive services to produce sophisticated promotional Web sites, educational Web sites, interactive training and educational CD-ROMs, Internet advertising, e-mail campaigns, and proprietary marketing programs.

+Media’s platform provides, maintains, and delivers healthcare content across a national network of local TV and radio station Web sites. The content – over 15,000 text articles attracts millions of health information seekers to the broadcast stations’ Web sites for a combined US household penetration of 80%. Here, client public relations, promotional, and educational material are blended into a seamless presentation for maximum viewer impact. To maintain repeat traffic, all features are refreshed daily.

iData uses proprietary technologies to support health care and pharmaceutical clients in their direct marketing efforts, clinical trial recruitment, and consumer/patient market research efforts. It offers unique healthcare data on over 1.2 million households, and serves as the foundation for the highly targeted and efficient communication plans of pharmaceutical companies, retailers, and other healthcare companies. Its exclusive data is compiled from respondents who agree to telephone interviews. The primary function of this business unit is to identify patient/consumer targets and enhance patient/consumer databases. Working with +Media, iData also offers data gathering programs over the Internet.

Data Dialog Division

Data Dialog Marketing serves the direct marketing needs of small- and medium-sized businesses with systems and tools that generate business and consumer prospect leads, data services, and streamline business processes by integrating the collection and distribution of data. Data Dialog Marketing offers a host of data-related services, such as targeted marketing lists, turnkey direct mail programs, and data-cleansing to multiple market segments including insurance, financial planning, real estate, auto dealerships and other segments that are users of direct mail and prospect marketing. Data Dialog Marketing also offers a unique subscription-based product featuring limited selections of high-quality data specifically designed for the small business segment. The unit markets a proprietary online list creation tool, Data Dialog Select.

Data Dialog Digital is a customer data integration product that automatically appends names and addresses to telephone numbers on calls made by consumer and business customers to telephone call centers. Data Dialog Digital primarily markets its products to telephone bureaus operating in-bound and blended call centers with 5 to 500 seats. This represents more than 100,000 sites worldwide. Data Dialog Digital currently has contracts and sub-contracts with 27 businesses in this market segment and an additional 20 agreements with resellers which service this market. The real time format of this unit’s products gives customers instant access to data, and speeds up their promotional efforts and improves customer service.

Mail Mogul brings one-stop shopping to the small- to medium-sized mail shop industry. Its “Hot Leads” product is this market’s first online commerce center to link customers who need direct mail job quotes with mail shops and direct marketing service organizations with letter-shop capabilities. Mail Mogul helps mail shops improve their business opportunities through a total-business-solutions approach.

Acquisitions

     Healthcare Dialog, Inc.

     Healthcare Dialog, Inc. was acquired as of March 1, 2003. Upon consummation of the merger between Healthcare Dialog and a wholly owned subsidiary of Dialog Group, Dialog Group issued 30,075,219 shares of its Common Stock and 183,235 shares of its Class B-1 Preferred Stock in exchange for all of Healthcare Dialog’s outstanding equity. The class B-1 Preferred is identical in all respects to the existing Class B Preferred Sock.

     IP2M, Inc.

     IP2M, Inc. was also acquired as of March 1, 2003. Upon consummation of the merger between IP2M and a wholly owned subsidiary of Dialog Group, Dialog Group issued 6,186,844 shares of its Common Stock and 44,267 shares of its Class B-1 Preferred to the present IP2M shareholders. Upon the consummation of the acquisition of Healthcare Horizons and the Azimuth data assets described below, an additional 589,120 shares of Common Stock and 3,589 shares of Preferred Stock were issued to the IP2M shareholders. All the shares issued for the IP2M owners were held in escrow to secure the accuracy of their representations. No deductions were made from the escrow and the shares were distributed during March of 2004 to those IP2M shareholders who had submitted the required certificates or affidavits. In addition, options to purchase 320,400 shares of common stock were issued to IP2M employees at an exercise price of $0.25 to replace options they held in IP2M.

     Healthcare Horizons, Inc. and the Azimuth Data Assets

     During April 2003 Dialog Group acquired the remaining equity of Healthcare Horizons, Inc. not already owned by DGI and the data assets of Azimuth Target Marketing, Inc. The acquisition price was 5,307,392 shares of Common Stock and 32,336 shares of Preferred Stock.

Change of Control

          Since the end of 2001, as a result of the acquisition of TDMI and Findstar from Carter Barnard and Envesta for Company stock, Stephen Dean, a former Director and former Chairman of the Company’s Board of Directors, assumed control of the Company. Through Cater Barnard, plc (“Cater Barnard”) and Envesta, plc, (“Envesta”) as company controlled by Mr. Dean and Cater Barnard, collectively own 65% of the Common Stock and 64% of the Class B Preferred Stock at year end. As of December 31, 2002, as a result of the conversion of debt, Mr. Dean’s interests controlled 17,388,353 (including 2,550,000 shares owned by Envesta) of Common Stock, representing approximately 87%.

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

     By the end of 2003, Mr. Dean had resigned as a director of Dialog Group and had sold his controlling interest in Envesta. In addition, as of the end of the year, Cater Barnard had reduced its ownership of Dialog Group to less than 14,000,000 shares.

     During February 2004, Mr. Dean sold his interest in Cater Barnard and retired from his management responsibilities there. Cater Barnard, which retains 13,727,897 shares (about 16% of the Common Stock) remains as a control entity in the Company.

     The only other persons known by DGI to own more than five (5%) percent of any class of security are Cindy Lanzendoen, DGI’s Senior Vice President and head of the HealthCare Dialog Division, Marvin and Carol Monsky, who work in the Data Dialog division, and RDI Marketing, Inc. Ms. Lanzendoen owns about five and two-tenths (5.2%) percent of the Common Stock, ten (10%) percent of the Class B-1 Preferred Stock (about eight percent of the Classes B as a group), and six and one-half (6.5%) percent of the Class E Preferred Stock. Mr. and Mrs. Monsky own almost six (6%) percent of the Common Stock and twelve (12%) percent of the Class B-1 Preferred Stock (almost ten percent of the Classes B as a group). Finally, RDI Marketing, Inc. owns approximately 25% of the Class E Preferred Stock. In addition, Pacific Continental Securities UK Nominees Limited is the record owner of 8,742,874 shares of common stock (10.2%) which it holds as nominee for overseas owners who purchased the stock pursuant to Regulation S.

     As a result, Peter DeCrescenzo, who presently holds 21 percent of the Common Stock, forty-two percent of the Class B-1 Preferred Stock (thirty-four percent of all the Class B Preferred Stocks), and about thirty-four (34%) percent of the Class E Preferred Stock is Dialog Group’s controlling person.

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

     By July of 2000, the Company had completed its acquisition of the Enviro-Tech Distribution Network and acquired new product lines to join its earlier lines in direct distribution. The Company engaged in this series of acquisitions to transform the Company from a development company into a Multi Level Marketing company with a large North American Independent Distributor network and a modern manufacturing, warehousing, and distribution facility for its growing array of proprietary products.

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

Disposition of Old Subsidiaries

     During the fourth quarter, Dialog Group reorganized the Data Dialog division, replacing its out of date platforms and acquiring new data sources. In connection with the reorganization, the division abandoned its efforts to utilize the old platform, the division having previously written off its investment as the problems became apparent and formed a new corporate entity, Digital Data, Inc. to hold the investments made in the new platforms and web interfaces and the contracts with the new data sources, and sold the corporation, ThinkDirectMarketing, Inc., which owned the old technology and held the no longer functioning data contracts to an unrelated party for nominal consideration.

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

Competition

     In the direct marketing services, Dialog Group’s Data Dialog Marketing Select product competes with large direct marketing lists providers like InfoUSA, Zapdata, or Accudata. There is also competition from off the shelf consumer directory CD-Rom products such as Delorme X-Map and Directories USA and finally from direct mail products like Amazing Mail and Modern Postcard.

     On the mail shops segment, Dialog Group’s Mail Mogul unit has no direct competitor, as no one else offers the full convenience of the Mail Mogul package. The competition comes from a wide range of companies, each offering a specific product line. However, the indirect competitors are large firms, which are often Mail Mogul suppliers. Those large companies manufacture their own products, enabling them to make large margins.

     In the data integration market, the main competitors of Digital Data are InfoUSA which has data of similar quality but higher prices, Targus, and Acxiom which is the largest aggregator of consumer data for B2C, and focuses on the Fortune 500.

     Healthcare Dialog faces four types of competitors: specialty healthcare advertising agencies like Nelson Communication Inc. or Rapp Collins, traditional healthcare advertising firms such Grey Healthcare, Internet agencies like SimStar, and pharmaceutical companies in-house advertising and marketing departments. +Media internet advertising efforts compete with companies like WebMD and America on Line and its broadcast services compete with other TV and radio networks.

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

Licenses, Patents and Trademarks

     The Company licenses the rights to the registered trademarks PC411tm. which is a Internet Free Search (a search service for white and yellow page lookups). In addition Healthcare Dialog owns the trademarks qd.online and qd.online.

Research and Development

     The company out sourced the development of its new Data Dialog online subscription data sales platform, which was successfully launched in the fourth quarter. In addition the quarterly data updates were outsourced as well. The Digital Data Dialog platform has been enhanced to allow for a greater number of matches and incremental revenue. During the year in house modifications of and enhancements to the company’s corporate, Data Dialog and Mail Moguls websites were made, as were improvements to the Hot Leads products in order to maintain a competitive position in the marketplace. DGI reduced development resources for ongoing research, new products development and the time being used for maintenance of the product set during the later part of the year as a result of its outsourcing and consolidation strategies.

Employees

     As of the date of this report, the Company and it subsidiaries, including the two newly acquired companies, had 44 employees, principally 19 in New York City, 11 in Valencia, California, and 14 in Sunrise, Florida. The Company believes that its relationship with its employees is good.

Item 2. Description of Property

     The Company owns no real estate.

Headquarters

     Since March 1, 2003, the Company’s headquarters has been at 257 Park Avenue South, New York, NY 10010. There it occupies 5,599 square feet under a lease expiring May 31, 2004. Dialog Group is currently negotiating with the landlord on the terms of a three year option the company may exercise. The terms of the option include a base rent for the first year starting 6/1/04 and continuing through 5/31/05 of $13,767 per month, $165,210 per year. Year two rent would be $14,180 per month, $170,167 per year and year three rent would be $14,606 per month or $175,282 per year. The total cost for the three years would be $510,660.

Operating Facilities

     The Company has three additional lease obligations for office space in California, Florida, and Texas.

     California Lease

     The California lease was entered into on July 2nd, 2003 and is for a term of three years and three months beginning August 1, 2003 and ending October 31, 2006. The office there consists of approximately 2,300 square feet and provides for an initial monthly rent of about $3,800 and both provides for the tenant to pay a portion of the building’s operating expenses and for rent increases during the term to a maximum of $4,030 during the last year.

     Florida Lease

     The Company leases approximately 3,900 square feet of space in Sunrise, Florida for an initial aggregate annual rental of almost $40,000. The lease runs until April 2008 and provides for annual increases to almost $60,000 during the last year. The tenant is also required to pay a portion of the building’s operating expenses.

     Texas Lease

     In November IP2M relocating from its original office space at 3355 West Alabama, Houston Texas suite 990 to suite 160. At the same time an amendment to the original lease reduced the square footage from 2,263 to 1,559 square feet and the yearly rental to approximately $25,000 until September 20, 2006.

Executive Apartments

     The Company leases two apartments from Verdi Realty a company controlled by Peter V. DeCrescenzo and Vincent DeCrescenzo, Sr. The lease began on April 1, 2001 and has a term of 3 years and provides for an annual rental of $22,800. There are no renewal options. In February of 2004 Verdi Realty sold the apartment used by Peter V. DeCrescenzo. Effective March 2004 Peter V. DeCrescenzo will receive a $2,000 per month living allowance to cover hotel space during his visits to our New York office until a comparable apartment can be found.

Item 3. Legal Proceedings

     Suppliers

     On May 30, 2003 Demkin Printing filed a complaint against Healthcare Dialog in the Supreme Court of the State of New York, New York County. The complaint seeks $85,076.27 for printing services and attorney’s fees. The Company has filed an answer and has been working with Demkin. The parties have agreed in principal to settle the claim for $69, 352.87. As of April 12, 2004 the balance remaining is $49,352.87.

     In February of 2004 Healthcare Dialog received a summons from the Civil Court of New York County of New York. Darbert Offset Corp.is seeking payment of $14,241.01 for printing materials between April and August of 2003. In March of 2004 Healthcare Dialog offered to settle the claim with an initial payment of $5,000 and four equal payments for the balance. As of April 12, 2004 a settlement has not been reached.

     In December of 2001 PVD and Partners (PVD) and Wells Fargo Financial Leasing, Inc entered into an equipment lease agreement for a Cannon 1150 Color Laser Copier. PVD in July 2003 stopped marking payments on the lease. At that time $44,053.05 in payments and $5,169.56 in taxes was due to the leaseholder. The residual value of the equipment was at that time $17, 454.03. Including other expenses Wells Fargo was seeking $93,564. In March of 2004 Healthcare Dialog entered into an agreement with Wells Fargo to pay $60,000 over 12 payments of $5,000 each to settle the matter. Healthcare Dialog will take title to the equipment once the final payment is made. As of April 12, 2004 one payment has been made; the remaining balance due Wells Fargo is $55,000. The full amount is accounted for: an accrual has been set up for the portion which is not on the account payable of Healthcare Dialog.

     On March 29th, 2004 Direct Mail Quotes, LLC received a copy of a petition filed by a supplier Label Source in the District Court of Dallas County, Texas claiming Mail Mogul owes Label Source $122,313.98. The amount is being disputed. The principle of Label Source and their attorney were contacted to work out a payment schedule for the actual amount due.

     On March 26, 2004, DGI received a notice that PR Newswire Association, Inc. obtained a judgment against DGI of approximately $8,900 as of march 8, 2004. Dialog Group has no prior notice of this claim, made in the State of New Jersey. Dialog Group has contacted the attorney for PR Newswire and offered to work out payment terms.

     Employees

     On or about December 14 of 2001 Lisa Pelatti a shareholder and former employee of P.V.D.& Partners, Inc. filed a complaint with the United States District Court for the Southern District of New York against P.V.D. & Partners, Inc., Peter V. DeCrescenzo and Healthcare Dialogue, Inc. to recover unpaid salary and expenses which she claimed are owed. She also attempted to exchange shares of PVD for shares of Healthcare Dialog. An agreement has been reached under which final payments totaling $6,523 remains to be paid. Payment was to be made prior to the end of November 2003. The full amount of the settlement has been accrued on Dialog Group’s books.

     On or about April 1, 2003, Dialog Group received a summons from a Colorado state District Court seeking enforcement of Dialog Group’s termination agreement with Keith Goodman requiring the payment of money. Dialog Group is attempting to resolve this matter on the basis of the existing agreement and will retain local counsel to defend itself. The full amount due under the termination agreement has been accrued in Dialog Group’s financial statements. After a Colorado court awarded Mr. Goodman a judgment, Dialog Group was able to work out a settlement totaling $47,330. As of December 31, 2003 $14,666 remains to be paid.

     DGI has reached a possible settlement with Robin Smith of her claims against Dialog Group under her employment contract. Papers evidencing this settlement have been prepared, but await execution. As of the end of 2003, DGI accrued an amount sufficient to cover this settlement.

     Former Subsidiaries

     As the result of a continuing dispute with the landlord of the Connecticut office, the company’s former subsidiary, ThinkDirectMarketing was served with a Summary Process Complaint on March 12, 2003. The Plaintiff, Seaboard Stamford Investors Associates, Inc. seeks termination of the lease and damages. ThinkDirectMarketing also wished to terminate the lease. ThinkDirectMarketing has been withholding rent since the beginning of the year. A hearing in the State of Connecticut Superior Court has set a return date of March 21, 2003. In addition on June 24, 2003 Seaboard also filed a complaint in the United States District Court, District of Connecticut. ThinkDirectMarketing has retained a local attorney to respond in this matter and the return date has been postponed. In October the action was dismissed, but the landlord is expected to refile its action. As of the date hereof, this has not occurred.

     In April 2003, Dean Eaker and Bruce Biegel commenced an arbitration proceeding against Dialog Group and its former subsidiary, TDMI, relating to the termination of their employment before the American Arbitration Association in New York City. They seek monetary damages in the amounts of $258,789 and $117,000, respectively. Dialog Group is vigorously contesting the claims, but it has already accrued a total of $147,000 against this liability on the books of TDMI.

     On July 25, 2003 Acxiom Corporation commenced an action against Dialog Group and its ThinkDirectMarketing subsidiary in the Circuit Court of Faulkner County, Arkansas. The action is for a breach of written contracts, including a promissory note and a Data License Agreement. Acxiom seeks $400,000 on a note and $295,414.67 for unpaid data usage, and $1,250,000 for unused minimum usage requirements for 2003 and 2004. Dialog Group and its subsidiary have appeared in the proceeding and plan to vigorously contest the claims. Dialog Group has moved to be dismissed as a party because it never joined in the agreements which are the basis of the lawsuit. As of the end of December, the note for $400,000 and payables of $209,526 are accrued in the financial statements of TDMI.

     With respect to the foregoing two actions, Dialog Group has accrued the amount of $80,000 on its books to provide for any legal costs associated with defending it against claims that it is responsible for the former subsidiaries’ debts.

     Immequire, LLC filed an action against Healthcare Horizons in the Superior Court of New Jersey, Morris County claiming unpaid invoices of about $54,000. In or about March of 2003 the court ruled in favor of Immequire. The full amount is accrued in the Healthcare Horizons’ financial statements.

     Prior to the acquisition of Healthcare Horizon, a judgment was awarded to Chriscom, Inc. At this time $10,000 is still due Chriscom. The full amount is accrued in Healthcare Horizons’ financial statements. In December Chriscom named Dialog Group in its suit. Dialog Group will pay $6,500 so gain a release from this suit. On April 12th, 2003 Dialog Group was informed Chriscom hired a new attorney who filed a civil action with the Superior Court of New Jersey Division: Bergen County naming both Dialog Group and Healthcare Dialog in an effort to collect on payments due from Healthcare Horizons, a former subsidiary. Upon receiving the notice, Dialog Group has contacted the new attorney for Chriscom to work out a settlement in the belief the cost of defending the case would be greater than a settlement cost; this amount has been accrued on DGI’s books.

     Except as specified above, there are no material presently pending legal proceedings to which Dialog Group is a party, or to which any of its properties or assets are subject.

Item 4. Submissions of Matters to a Vote of Security Holders

     At the Company’s annual meeting held on May 28th, 2003, the shareholders elected Peter DeCrescenzo, Vincent DeCrescenzo, Sr., Adrian Stecyk, Richard Kundrat and James Christodoulou as directors. Each received the votes of 195,478 Preferred shares and 49,315,876 Common shares. There were no negative or withheld votes. The proposed amendments to the 2002 Stock Option Plan and the authorization of 500,000 additional shares of Preferred Stock and 75,000,000 additional shares of Common Stock were approved with 195,478 Preferred shares and 49,315,876 Common shares voted in favor with no abstentions or negative votes.

     At the 2004 Annual Meeting, to be held on May 20, 2004, a slate of four directors will be nominated.

Back to Contents

     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     The Company's shares of Common Stock are traded over-the-counter; the symbol for the Common Stock is “DLGG”.

     The reported high and low bid prices for the Common Stock are as shown below for the years ended December 31, 2003 and December 31, 2002. The quotations reflect inter-dealer prices and do not include retail mark-ups, markdowns or commissions. The prices do not necessarily reflect actual transactions.

	High Bid	Low Bid
2003 First Quarter Second Quarter Third Quarter Fourth Quarter	$ 0.51 $ 0.35 $ 0.35 $ 0.13	$ 0.15 $ 0.13 $ 0.09 $ 0.05

2002 First Quarter Second Quarter Third Quarter Fourth Quarter	$ 3.00 $ 2.05 $ 0.80 $ 1.50	$ 0.25 $ 0.21 $ 0.15 $ 0.15

     The last sale price of the Company's Common Stock on March 22, 2003, was $ 0.11as reported on the over-the-counter Electronic Bulletin Board. As of the March 15, 2003, there were 651shareholders of record of the Company's Common Stock. The Company has been informed that approximately 550 shareholders hold their Common Stock in nominee name. There are approximately 190 holders of the Classes B, B-1, and E Preferred Stock.

     Dividends

     The Company has never paid cash dividends on its Common Stock. The Company presently intends to retain future earnings to finance the expansion of its business and does not anticipate that any cash dividends will be paid in the foreseeable future. The future dividend policy will depend on the Company's earnings, capital requirements, expansion plans, financial condition and other relevant factors. None of the Company’s Preferred Stocks except the Class E pay any dividends. Each Class E share pays a quarterly dividend of $400; at the election of the Company, this amount may be paid in Common Stock.

     Conversion Rights

     Each share of the Company’s Class B and Class B-1 Preferred Stock can be converted into 40 shares of Common Stock and each share of the Class E Common Stock can be converted into 83,333 shares of Common Stock. Each Class B or B-1 share casts 40 votes for the election of directors and one vote on all other matters. Each Class E share casts one vote for each share of Common Stock into which it could be converted.

Recent Sales of Unregistered Securities

     2003 Stock Sales

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

     The amended agreement called for an additional $1,650,000 in financing. Cater Barnard had agreed to assure that at least $650,000 will be raised and has agreed to post negotiable collateral against its obligation to purchase up to 3,513,514 shares of DGI Common Stock. On April 7, 2003 Cater Barnard was released from this obligation in exchange for the cancellation of 3,500,000 of its shares of DGI Common Stock

     Upon consummation of the merger between IP2M and a wholly owned subsidiary of DGI, the Registrant issued 6,191,029 shares of its Common Stock and 44,312 shares of its Class B-1 Preferred to the present IP2M shareholders. This is intended to approximate ten (10%) percent of the number of shares of each class outstanding after these transactions. After the closing, the IP2M shareholders may share approximately 700,000 additional shares of Common Stock if certain financial goals are met. In addition, upon the consummation of the HCH/Azimuth acquisition, described two paragraphs below, an additional 589,710 shares of Common Stock and 3,593 shares of Class B-1 Preferred Stock were issued to the IP2M shareholders. All the shares issued for the IP2M owners are held in escrow to secure the accuracy of their representations.

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

     Conversions

     At the end of 2002, as a condition precedent to the acquisition of Healthcare Dialog and IP2M, Cater Barnard agreed to convert all of Dialog Group’s debt to it into Common Stock. In exchange for cancellation of the principal and all interest due on the Company’s notes dated June 27, 2002, August 1, 2002, and September 3, 2002 and a portion of the year end open accounts aggregating $2,354,815 on the Company’s records, DGI issued 9,274,280 shares of its Common Stock to Cater Barnard.

     In March 2003, Cater Barnard converted all its 142,810 shares of Class B Preferred Stock into 5,712,400 shares of Common Stock.

     During the year, seven former ThinkDirectMarketing shareholders converted a total of 22,328 shares of Class B Preferred Stock into 893,120 shares of Common Stock. All the certificates issued upon conversion bore Securities Act legends and stop orders have been recorded with the transfer agent.

     These transactions were exempt from registration under Section 3(a)(9) of the Securities Act of 1933 because they were exchanged by Dialog Group with the holders of its existing preferred stock exclusively and no commission or other remuneration is paid or given directly or indirectly for soliciting the exchange.

     Class E Preferred Stock

     During September and October 2003 an investor purchased 10 shares of Dialog Group’s new Class E Preferred Stock at a price of $10,000 per share. At the same time a retirement fund for the benefit of Peter DeCrescenzo purchased a total of fifteen shares at $10,000 per share and a group of Dialog Group creditors, including retirement funds for the benefit of Peter and Rita DeCrescenzo, Vincent DeCrescenzo, Sr., and Cindy Lanzendoen, Vincent DeCrescenzo Sr., and Ms. Lanzendoen, individually, and other unrelated trade creditors exchanged $620,000 of current debt for a total of 62 shares of Class E Preferred Stock. Finally, at the end of December, and the retirement fund of another employee purchased three and one-half shares at $10,000 per share.

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

     In connection with the sale or exchange for debt for the Class E Preferred Shares, each purchaser received a warrant to purchase, after July 1, 2004, 25,000 shares of Common Stock for a price of $0.16 per share. Warrants to purchase a total of 2,262,500 shares have been issued to the purchasers of the Class E Preferred Stock. The warrants are exercisable until September 30, 2008.

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

     Regulation S Transactions

     On October 4, 2002 the Company authorized Starz Investments Limited to sell up to 10,000,000 shares of its Common Stock to investors located outside of the United States. The shares were offered pursuant to an exemption from registration afforded by Regulation S to the Securities Act of 1933. Shares sold pursuant to Regulation S are deemed restricted and may not be sold to any U.S. Person (as that term is defined in the Regulation) for a period of one (1) year from date of sale. Last year 181,465 shares were issued to the nominee designated by Starz. The purchase price for that lot was approximately $35,000. During the 2003, an additional 6,679,370 shares were issued for a total consideration of $759,924.

     On March 28, 2003 the Company authorized Californian Securities S.A. to sell up to 4,000,000 shares of its Common Stock outside the United States, also pursuant to Regulation S, at a price of $0.06 per share. Through the end of year, 3,550,752 shares have been sold for a total of $213,337.

     During September 2003 Starz and Californian sold an additional 428,875 shares of common stock to provide for the payment of $25,259 in commissions to Burnham Securities, Inc. in connection with the Regulation S transactions. The total commissions paid to Burnham aggregated $79,486. In addition, the Dialog Group granted Burnham the right to purchase 986,084 shares (ten percent of the total number of shares sold by Starz) of common stock at a price of $0.11 per share (the average sale price). Part of this warrant has been exercised. (see “Other Issuances” below).

     All of these sales were exempt from registration pursuant to Regulation S.

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

     Related Purchases

     In connection with the acquisition described above of IP2M, 13 individuals who are associated with the principal owners of IP2M and who represented themselves as accredited investors purchased 2,333,333 shares of Common Stock for a total purchase price of $335,000. In addition, Peter V. DeCrescenzo, Cindy Lanzendoen, Vincent DeCrescenzo, Sr., and Robin Smith, all officers of the acquired companies, acquired 410,933, 233,333, 344,333, and 250,000 shares of Common Stock, respectively. The purchase price for these shares was $410.93, $233.33, $344.33, and $250.00, respectively. All of these transactions were exempt from registration under the Securities Act pursuant to section 4(2) because they were private sales to individuals who were not intending to redistribute the securities. All purchasers agreed to the placement of a restrictive legend on their certificates and the filing of a stop order with the Company’s transfer agent.

     The acquisition agreement relating to HCD also required Dialog Group to reimburse Cater Barnard for the services of any director appointed by it in the amount of £2,000 per month f6r each month in 2003. In lieu of this approximately $40,000 Cater Barnard agreed to accept 288,000 shares of common stock at a per share price of $0.139. This transaction is exempt from registration under the Securities Act pursuant to section 4(2) because was a private sale with no intention to redistribute the securities. A restrictive legend was placed on the certificate and a stop order was placed with Dialog Group’s transfer agent.

     At the annual meeting of directors, two of the Company’s outside directors agreed to accept 211,765 shares of common stock in lieu of the Company’s obligation to pay them director’s fees aggregating $36,000 each. The per share value used for this conversion was $0.17, the closing price on May 28, 2003, the date of the Company’s annual meeting. This transaction is exempt from registration under the Securities Act pursuant to section 4(2) because was a private sale with no intention to redistribute the securities. A restrictive legend was placed on the certificate and a stop order was placed with Dialog Group’s transfer agent.

     Also, at the May board meeting, the Board of Directors agreed with Edward Fleiss, a vice president of the TDMI subsidiary, that he would accept 78,429 shares of common stock in settlement of approximately $13,000 dollars of deferred wages. The per share value used for this conversion was $0.17, the closing price on May 28, 2003, the date of the Board approved the transaction. This transaction is exempt from registration under the Securities Act pursuant to section 4(2) because was a private sale with no intention to redistribute the securities. A restrictive legend was placed on the certificate and a stop order was placed with Dialog Group’s transfer agent.

     Other issuances

     During January, 2003, one additional investor purchased 20,000 shares of the Company’s Commons Stock at 0.50 per share. He represented himself in writing to be an accredited investor who was purchasing these shares for his own investment and agreed to restrictions on resale placed with the Company’s transfer agent and the printing of a legend on his certificate. Because of these factors, this sale is exempt from registration under the Securities Act as not involving a public distribution under section 4(2).

     On February 12th, 2003 the Company agreed to issue 200,000 shares to Knightsbridge Capital for consulting services. The issuance of these shares is exempt from registration under section 4(2) of the Securities Act as a private transaction because the shares were acquired for investment and the certificates bear restrictive legends and are subject to stop orders.

     On June 4, 2003, 69,000 additional shares were issued to nine investors. These were issued without additional compensation because Dialog Group had not complied with its obligation to register shares previously sold to these holders. Each holder had previously represented himself in writing to be an accredited investor who was purchasing their shares for investment. A restriction on resale has been placed with the Dialog Group’s transfer agent and a legend has been placed on each certificate. Because of these factors, this sale is exempt from registration under the Securities Act as not involving a public distribution under section 4(2)

     On July 22, 2003, 66,666 shares were sold for a total consideration of $10,000 or 15 cents a share. The individual represented himself in writing to be an accredited investor who was purchasing these shares for investment. A restriction on resale has been placed with the Dialog Group’s transfer agent and a legend has been placed on each certificate. Because of these factors, this sale is exempt from registration under the Securities Act as not involving a public distribution under section 4(2).

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

     On November 1, 2002 the Company entered into consulting agreements with Kuma Consulting, Inc. Under these agreements the Company agreed to pay Kuma $47,500 and to issue a total of 400,000 shares of its common stock for Kuma’s consulting services. $47,500 has been paid and all 400,000 shares had been issued to Kuma or its designees. The shares issued to Kuma are exempt from registration under section 4(2) of the Securities Act as private transactions because they were acquired for investment and are subject to stop orders and restrictive legends.

     In November 2003, Burnham Securities and one of its officers, Randall Stern, each acquired 135,294 shares of common stock upon the exercise of 400,000 shares under the warrant issued to Burnham in connection with the Regulation S offering. As the exercise made use of the cashless provisions of the warrant, no funds were received, but the number of shares subject to exercise was reduced from 986,084 to 586,084. This sale is exempt from registration under the Securities Act as not involving a public distribution under section 4(2); stop orders are in effect with respect to the certificates evidencing these shares and each certificate bears a restrictive legend.

     The proceeds of all shares issued for cash were used for general business purposes.

Item 6. Management's Discussion and Analysis or Plan of Operation.

General

During 2003, Dialog Group acquired Healthcare Dialog, Inc. and IP2M, Inc. During the fourth quarter, it shut down operations of Think Direct Marketing because of the failure of its operating platform and the quality of its data. The new operating platform, utilizing superior data sources, was launched as of December 1, 2003.

At the end of the fiscal year, ThinkDirectMarketing, Inc and Healthcare Horizons were sold to an unrelated party. In addition, Software Dialog plc, which distributed the Panda anti-virus software in United Kingdom, was sold to its managers and a group of English investors.

Results of Operations

Dialog Group’s consolidated operations reflected in this year’s financial statements include only both its remaining divisions. The operations conducted by Healthcare Horizons and revenues from the Azimuth Data are included but do not reflect their first quarter operations as they were not acquired until April. The consolidated results of operations for the years ended December 31, 2003 and 2002 are being presented on a pro-forma basis, which includes the results of operations of Dialog Group and its subsidiaries (except Healthcare Horizon, which results are immaterial). These reports exclude the results of operations for the two subsidiaries which were sold before the end of the fiscal year. Management believes these comparative results of operations are more meaningful then the actual results of operations that include operations from the date of acquisition only for the accounting acquirees and would include the results of discontinued operations. Dialog Group’s consolidated result of operations and consolidated balance sheet include only remaining units at December 31, 2003.

Dialog Group:

Revenues for the year ended December 31, 2003 were $7,137,000 compared with $6,590,000 for the year ended December 31, 2002.

Costs of Revenues for the year ended December 31, 2003 were $4,879,000 compared with $4,551,000 in the year ended December 31, 2002. The sources of the revenue and costs for each division are discussed below.

Operating Expenses for the year ended December 31, 2003 were $9,947,000 compared with $5,117,000 for the year ended December 31, 2002.

Operating Expenses for 2003 included $4,481,000 for impairment of goodwill as compared to $47,000 for 2002.

Losses from Operations were $7,689,000 for the year ended December 31, 2003 compared with $3,078,000 for the year ended December 31, 2002.

Net Other Income was $122,000 for the year ended December 31, 2003 compared with $349,000 for the year ended December 31, 2002. Other income in the year was comprised of $103,000 in interest expense offset by other income of $225,000 due to a reduction in aged payables and other adjustments.

The Net Loss before discontinued operations for the year ended December 31, 2003 was $7,567,000 compared with $2,729,000 in the year ended December 31, 2002.

DGI had a gain of $588,000 from the discontinuance of TDMI and Software during the year ended December 31, 2003.

DGI’s overall net loss for 2003 was $6,316,000.

Healthcare Dialog Division:

For the year ended December 31, 2003, the Healthcare Dialog’s revenues were $4,048,000 compared with $5,698,000 for the year ended December 31, 2002, a decrease of about $1,650,000 or 29%. The reduction in revenues during 2003 was due to major marketing programs Healthcare Dialog sold to a pharmaceutical client being in the design and production stage simultaneously in 2002. Those programs did not repeat in 2003 although Healthcare Dialog had contracted with the client in 2003 to manage these programs for fixed monthly retainers contributing revenues of approximately $70,000. In addition approximately $125,000 of +Media sales were lost during the third quarter as a result of a major client electing to work directly with TV and Radio stations rather than utilizing the company. Moving the +Media sales organization from Houston to New York and focusing more on national accounts in the short term has resulted in the loss of local Houston business.

Costs of Revenues for the year ended December 31, 2003 were $3,121,000 representing 77% of annual revenue compared with $3,576,000 and 53% of revenues for the year ended December 31, 2002. In 2003, a greater percentage of costs were spent on subsidiary company marketing programs that did not result in reduced costs for Healthcare Dialog compared with 2002, increasing Healthcare Dialog’s cost ratios. Lower margin printing and new media sales made up a greater percentage of total sales resulting in higher cost of goods.

Operating expenses for the year ended December 31, 2003 were $1,556,000 compared with $4,132,000 for the year ended December 31, 2002. The decrease between periods resulted from staff reductions and office consolidations and reduction and reallocation of certain executive expenses to Dialog Group administrative cost.

Net loss from operations for the year ended December 31, 2003 were $628,000 compared with a loss of $2,011,000 in the year ended December 31, 2002.

Data Dialog Division:

The analysis of the Data Dialog Division focus on the business remaining after the sale of TDMI: Mail Mogul for the entire year and Data Dialog for the month of December.

Mail Mogul’s revenues were $3,061,000 for the year ended December 31, 2003 compared with $2,132,000 for the same period ended December 31, 2002, an increase of about $957,000 or 45%. Revenues for the year were buoyed by strong demand for Mail Mogul’s mail shop channel. New customers were added and more business was done with existing clients. Data Dialog has sales of $28,000 for the last month of 2003.

Mail Mogul’s Costs of Revenue were $1,749,000 for the year ended December 31, 2003, representing 57% of revenue compared with $1,456,000 and 68% of revenue for the year ended December 31, 2002. Data Dialog’s Costs of Revenue for December 2003 was $9,000. DGI’s efforts to obtain data from new supplies that offer higher margins and to offer data from recently acquired assets began to reduce the Costs of Revenue.

Mail Mogul’s Operating Expenses were $1,032,000 for the year ended December 31, 2003 compared with $986,000 for the year ended December 31, 2002. Data Dialog’s Operating Expenses for 2003 were $144,000.

Mail Mogul’s Net Income from Operations for the year ended December 31, 2003 was $280,000 compared with a loss of $310,000 for the year ended December 31, 2002; Digital Data’s Net Loss from Operations was $125,000 for 2003. This improvement was as a result of increased revenues and higher margins. The higher margins were realized as a result of the utilization of recently acquired data and the sourcing of data from suppliers willing to accept lower prices.

Mail Mogul’s Net Profit for the year ended December 31, 2003 was $280,000 compared with a net loss of $310,000 for the year ended December 31, 2002. Data Dialog’s 2003 Net Loss was $125,000.

Liquidity and Capital Resources:

On December 31 2003, Healthcare Dialog’s consolidated financial condition included a working capital deficit of about $(1,311,000) as compared to a deficit of approximately $(1,295,000) at December 31, 2002.

At the end of December 2003, Mail Mogul and Data Dialog had a combined working capital deficit of approximately $(716,000) as compared to a deficit of about $(325,000) on December 31, 2002.

On December 31, 2003 DGI had a consolidated working capital deficit of approximately $(2,930,000). At the end of 2002, the Company had a consolidated working capital deficit of approximately $(3,794,000).

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

Internal Control Issues

Internal controls have been a major focus of the management team. Considerable effort has been made to centralize the company’s financial operation and to insure that positions in this sector are filled by individuals whose talents and skills are appropriate to the needs of the business. In February 2004 a consultant was hired to help identify the needs and the remaining controls weaknesses. In addition at year end, new staff from our outside auditors have been assigned to provide a more objective assessment of those areas were controls must be further tightened

Item 7. Financial Statements.

     The required financial statements commence on page F-1.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

Back to Contents

     Part III

     Items 9, 10, 11, and 12 are incorporated by reference from the sections describing the Company’s Directors and Executive Officers and their compensation, their security ownership and that of the largest holders, and any transactions involving any of the forgoing and the Company found in the Registrant’s 2004 Information Statement. The Information Statement will be mailed to stockholders, together with this Annual Report, in connection with the 2004 Annual Meeting and filed with the Commission on Schedule 14C.

Back to Contents

PART IV

Item 13. Exhibits, Financial Statements, and Reports on Form 8-K.

DIALOG GROUP INC. FINANCIAL STATEMENTS

(a) Exhibits

Exhibit No.	Description

31(i)	302 Certification of Chief Executive Officer

31(ii)	302 Certification of Chief Financial Officer

32(i)	906 Certification of Chief Executive Officer

32(ii)	906 Certification of Chief Financial Officer

(b) Reports on Form 8-K.

None

Back to Contents

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders
Dialog Group, Inc. and Subsidiaries
New York, NY

We have audited the accompanying consolidated balance sheet of Dialog Group, Inc. and Subsidiaries (formerly IMX Pharmaceutical, Inc. and Subsidiaries) (“the Company”) (a Delaware Corporation) as of December 31, 2003, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficiency, and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dialog Group, Inc. and subsidiaries as of December 31, 2003, and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

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

BERENFELD, SPRITZER, SHECHTER & SHEER

Miami, Florida
April 9, 2004

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2003

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$147,246
Accounts receivable, net	716,879
Other receivable	100,000
Prepaid expenses and other current assets	87,591

Total Current Assets	1,051,716

PROPERTY AND EQUIPMENT, NET	16,708

OTHER ASSETS:

Database, net	656,996
Website development, net	122,792
Other assets	89,342

Total Other Assets	869,130

TOTAL ASSETS	$1,937,554

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

Accounts payable	$2,156,021
Accrued expenses	937,065
Current portion of long-term debt	230,177
Due to related parties	4,920
Deferred revenues	757,540
Other current liabilities	12,500

Total Current Liabilities	4,098,223

STOCKHOLDERS' DEFICIENCY:

Preferred stock, $.001 par value; 1,500,000 shares authorized
Class B, 322,158 shares issued and outstanding	322
Class E, 87 shares issued and outstanding
Common stock, $.001 par value; 175,000,000 shares authorized;
85,812,911 shares issued and outstanding	85,813
Additional paid-in capital	5,370,879
Accumulated deficit	(7,617,683)

Total Stockholders' Deficiency	(2,160,669)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$1,937,554

The accompanying notes are an integral part of these financial statements.

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002

REVENUES	$6,340,260		$2,132,298

COST OF REVENUES	4,393,031		1,456,404

GROSS PROFIT	1,947,229		675,894

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,880,604		2,264,176

LOSS ON GOODWILL IMPAIRMENT	4,481,596

LOSS FROM OPERATIONS	(7,414,971)		(1,588,282)

OTHER INCOME (EXPENSES):

Interest expense			(141,393)
Other income	224,989		1,054,416
Other expense	(103,483)		(160,502)

Total Other Income (Expenses)	121,506		752,521

LOSS FROM CONTINUING OPERATIONS	(7,293,465)		(835,761)

DISCONTINUED OPERATIONS (NOTE 3)
Income (loss) from operations of discontinued components	12,168		(3,904,607)
Gain on disposal of discontinued components	587,793

Total gain from discontinued operations	599,961

NET LOSS	(6,693,504)		(4,740,368)

OTHER COMPREHENSIVE INCOME:
Foreign currency transalation adjustments			31,083

TOTAL COMPREHENSIVE LOSS	$(6,693,504)		$(4,709,285)

LOSS PER SHARE, BASIC AND DILUTED
ON NET LOSS FROM CONTINUING OPERATIONS	$(0.10)		$(0.64)

EARNING PER SHARE ON DISCONTINUED OPERATIONS, BASIC AND DILUTED	$0.01	$

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.09)		$(0.64)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	70,988,837		7,409,302

The accompanying notes are an integral part of these financial statements.

Back to Contents

DIALOG GROUP, INC, AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
FOR THE YEAR ENDED DECEMBER 31, 2003

	CLASS B PREFERRED STOCK			CLASS E PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME		DEFERRED COMPENSATION		TOTAL

	SHARES		AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT

DGI Balance at December 31, 2002	223,820		$224			$19,953,718	$19,954	$15,787,315	$(18,568,754)		$34,694		$(150,372)	$(2,876,939)
Shares issued in acquisition of IP2M	47,905	`	48			6,780,739	6,781	254,080						260,909

DGI capital prior to HDC acquisition	271,725		272			26,734,457	26,735	16,041,395	(18,568,754)		34,694		(150,372)	(2,616,030)
HDC capital prior to merger						1,179,937	11,800	1,755,035	(2,552,587)					(785,752)

Combined capital	271,725		272			27,914,394	38,535	17,796,430	(21,121,341)		34,694		(150,372)	(3,401,782)
Shares issued in acquisition of HDC	183,235		183			26,575,219	26,575	990,381						1,017,139
Reverse merger adjustments						(1,179,937)	(11,800)	(15,570,692)	18,061,836					2,479,344
Conversion of preferred stock to common	(165,138)		(165)			6,605,520	6,605	(6,440)
Shares issued in acquisition of HCH	10,779		11			1,769,131	1,769	262,253						264,033
Shares issued in acquisition of Azimuth	21,557		21			3,538,261	3,538	524,508						528,067
Shares and warrants issued for cash
($0.15 per share)						4,030,483	4,030	590,321						594,351
Shares issued for cash:
$0.0529 per share						230,998	231	13,629						13,860
$0.06 per share						2,624,828	2,625	146,525						149,150
$0.08 per share						1,661,544	1,662	117,970						119,632
$0.0805 per share						450,498	450	32,189						32,639
$0.0921 per share						639,285	639	52,367						53,006
$0.10 per share						20,000	20	9,980						10,000
$0.15 per share						2,299,999	2,300	342,700						345,000
$0.525 per share						1,911,467	1,913	98,439						100,352
Issuance of stock options								9,535						9,535
Cashless exercise of warrant						270,498	270							270
Shares issued for services						4,849,474	4,850	328,269						333,119
Shares issued in lieu of director compensation						288,000	288	34,378						34,666
Shares and warrants issued for commission						1,100,000	1,100	35,400						36,500
Conversion of fees payable to director						423,620	424	71,576						72,000
Conversion of accounts payable and accrued
payroll to Series E preferred shares				87				867,501						867,501
Conversion of accrued salary to common shares						78,429	78	13,333						13,411
Issuance of penalty shares						196,200	196							196
Cancellation of shares						(485,000)	(485)	(136,233)						(136,718)
Discontinued operations								(1,253,440)	2,135,432					881,992
Dividends									(34,800)					(34,800)
Compensation expense													150,372	150,372
Foreign currency loss									34,694		(34,694)
Net loss									(6,693,504)					(6,693,504)

Balance at December 31, 2003	322,158		$322	87		$85,812,911	$85,813	$5,370,879	$(7,617,683)	$		$		$(2,160,669)

The accompanying notes are an integral part of these financial statements.

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE YEAR ENDED DECEMBER 31, 2002

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL		TREASURY STOCK		ACCUMULATED OTHER
					PAID-IN				COMPREHENSIVE	DEFERRED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	SHARES	AMOUNT	INCOME	COMPENSATION	TOTAL

Findstar and TDMI:
Balance, January 1, 2002		$12,256	–	$423,910	7,224,888	$(13,828,386)	–	$–	$3,611	$–	$(6,163,721)
Dialog Group, Inc.:
Balance, January 1, 2002, after fresh start accounting adjustments, and acquisition of Findstar and TDMI:	308,820	224,800	3,828,746	3,828	1,414,798	–	223,322	(576,254)	–	–	1,067,172

Combined entities	308,820	237,056	3,828,746	427,738	8,639,686	(13,828,386)	223,322	(576,254)	3,611	–	(5,096,549)
Reverse merger recapitalization adjustments	–	(12,256)	–	(423,910)	436,166	–	–	–	–	–	–

Balance after reverse merger recapitalization	308,820	224,800	3,828,746	3,828	9,075,852	(13,828,386)	223,322	(576,254)	3,611	–	(5,096,549)
Retirement of treasury shares	–	–	(223,322)	(223)	(576,031)	–	(223,322)	576,254	–	–	–
Debt converted into common stock:
Conversion of $1,133,333 note payable into
1,983,333 shares of common stock and return by investor of 85,000 of preferred stock previously owned	(85,000)	–	1,983,333	1,983	1,131,350	–	–	–	–	–	1,133,333
Conversion of $1,626,360 note payable into 813,180 shares of common stock	–	–	813,180	813	1,625,547	–	–	–	–	–	1,626,360
Conversion of $760,000 note payable into 1,520,000 shares of common stock	–	–	1,520,000	1,520	758,480	–	–	–	–	–	760,000
Conversion of $120,427 loan payable into 240,854 shares of common stock	–	–	240,854	241	120,186	–	–	–	–	–	120,427
Conversion of $163,500 loan payable into 327,000 shares of common stock	–	–	327,000	327	163,173	–	–	–	–	–	163,500
Conversion of $2,354,815 loans and notes payable into 9,274,280 shares of common stock	–	–	9,274,280	9,275	2,345,540	–	–	–	–	–	2,354,815
Sales of common stock in private placements:
740,000 shares at $0.50 per share	–	–	740,000	740	369,260	–	–	–	–	–	370,000
181,465 shares at $0.19 per share	–	–	181,465	182	34,730	–	–	–	–	–	34,912
Common stock issued for services	–	–	1,268,000	1,268	356,592	–	–	–	–	–	357,860
Shares issued to creditors	–	–	182	–	–	–	–	–	–	–	–
39,343 shares to be issued to creditors	–	–	–	–	157,370	–	–	–	–	–	157,370
Warrants to be issued for services	–	–	–	–	690	–	–	–	–	–	690
Deferred compensation	–	–	–	–	–	–	–		–	(150,372)	(150,372)
Comprehensive Income:
Foreign currency translation adjustments	–	–	–	–	–	–	–	–	31,083	–	31,083
Loss for the year ended December 31, 2002	–	–	–	–	–	(4,740,368)	–	–	–	–	(4,740,368)

Balance, December 31, 2002	223,820	$224,800	19,953,718	$19,954	$15,562,739	$(18,568,754)	–	$–	$34,694	$(150,372)	$(2,876,939)

The accompanying notes are an integeral part of these financial statements.

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002

Cash Flows from Operating Activities:

Net loss	$(6,693,504)	$(4,740,368)
Gain (loss) from discontinued operations	599,961

Loss from continuing operations	(7,293,465)	(4,740,368)

Adjustments to reconcile net loss to net cash used in operating activities of continuing operations:
Gain on debt settlement	(185,789)	(1,003,831)
Loss on fixed asset impairment	56,938	151,863
Loss on website development		38,899
Loss on goodwill impairment	4,481,596	1,133,405
Gain on exchange of marketable securities in satisfaction of debt		(240,307)
Depreciation and amortization	285,641	208,863
Bad debt expense	137,963
Common stock, warrants and stock options issued for services	414,090	365,548
Loss on sale of assets		14,217
Changes in operating assets and liabilities:
Accounts receivable	(324,930)	(78,296)
Prepaid and other current assets	22,291	(13,632)
Other current receivables	18,515	(12,060)
Other assets
Accounts payable and accrued expenses	1,892,236	136,094
Increase in accrued interest payable subsequently converted to note		199,393
Current liabilities — Due to related parties		283,994
Other current liabilities	(22,722)	227,039
Deferred revenues	(258,099)	57,530

Net Cash Used in Operating Activities of Continuing Operations	(775,735)	(3,271,649)

Cash Flows from Investing Activities of Continuing Operations:

Purchase of property and equipment	(148,433)	(120,118)
Sales of property and equipment		67,003
Purchase of database	(180,620)
Issuance of note receivable	(100,000)
Website development	(122,792)

Net Cash Used in Investing Activities of Continuing Operations	(551,845)	(53,115)

Cash Flows from Financing Activities of Continuing Operations:

Proceeds from loans from related parties		3,429,431
Repayment of loans from related parties		(200,000)
Repayment of debt	(232,832)	(259,463)
Proceeds from sale of common stock	1,418,040	404,912

Net Cash Provided by Financing Activities of Continuing Operations	1,185,208	3,374,880

Change in net cash of discontinued operations	(21,978)

Effect of exchange rate changes on cash		(9,378)

Increase (decrease) in cash and cash equivalents	(164,350)	40,738

Cash and cash equivalents, beginning of year	311,596	13,373

Cash and cash equivalents, end of year	$147,246	$54,111

The accompanying notes are an integral part of these financial statements.

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

		2003		2002

Supplemental disclosure of cash flow information:

Cash paid for interest		$5,297	$

Supplemental disclosure of non-cash investing and
financing activities:

Shares issued in acquisition of HDC		$1,017,139	$

Shares issued in acquisition of IP2M		$260,909	$

Shares issued in acquisition of HCH		$264,033	$

Shares issued in acquisition of Azimuth		$528,067	$

Conversion of accounts payable and accrued expenses into
Series E Preferred Stock		$867,501	$

Conversion of accrued expenses into Common Stock		$85,607	$

Conversion of Series B Preferred Stock into Common Stock		$143,739	$

Debt converted into 1,983,333 shares of common stock	$			$1,133,333

Debt converted into 813,180 shares of common stock	$			$1,626,360

Debt converted into 1,520,000 shares of common stock	$			$760,000

Debt converted into 240,854 shares of common stock	$			$120,427

Debt converted into 327,000 shares of common stock	$			$163,500

Debt converted into 9,274,280 shares of common stock	$			$2,354,815

The accompanying notes are an integral part of these financial statements.

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

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

In conjunction with the merger, the Company’s Certificate of Incorporation was restated to increase the total number of shares of capital stock that the Company has the authority to issue to 101,000,000. The total number of authorized shares of common stock, $0.001 par value, is 100,000,000 and the total number of authorized preferred stock, $0.001 par value, is 1,000,000. The Board of Directors is authorized to establish the preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and the number of shares constituting each series or the designation of such series.

On May 23, 2003, the Company further increased the total number of shares of capital stock of authorized shares of $0.001 par value common stock available for issuance to 175,000,000 and the total number of authorized $0.001 par value preferred stock available for issuance to 1,500,000.

BUSINESS ACTIVITY

The Company, which is headquartered in New York, NY, has offices in Valencia, California; Sunrise, Florida; and Houston, Texas. The Company’s two divisions, Data Dialog and Healthcare Dialog, provide a combination of traditional advertising (print, broadcast) and marketing services (broadcast, new media, and internet-based promotional venues); as well as a broad spectrum of proprietary and exclusive databases for healthcare, pharmaceutical, consumer and business-to-business market clients. The Company owns and/or has exclusive licensing rights to 75 Web sites, 9 databases, and 5 products.

Additionally, the Company maintains exclusive contracts with leading multi-national pharmaceutical companies to operate, maintain and provide content for their consumer-directed Web sites.

Both Dialog Group’s divisions currently market its product and service offerings through three branded, business organizations. The Healthcare Dialog division: nFusion, +Media, and iData. The Data Dialog division: Data Dialog Marketing, Data Dialog Digital and Mail Mogul.

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company, Dialog Group, Inc., and its wholly-owned subsidiaries; Healthcare Dialog, Inc., IP2M, Inc., Mail Mogul, Inc., and Data Dialog, Inc. (see Note 16). All significant intercompany balances and transactions have been eliminated in consolidation.

RESTATEMENT

During 2003, the Company disposed of the following wholly-owned subsidiaries; QD, Inc., Healthcare Horizons, Inc., ThinkDirectMarketing, Inc., and Software, plc. (see Note 3). The 2002 statement of operations and cash flows were restated to reflect the disposed subsidiaries retroactively applied to the December 31, 2002 financial statements. This had no effect on net income or earnings (loss) per share.

FOREIGN CURRENCY TRANSLATION/

Software, plc.’s, functional currency is the British pound, its local currency. Accordingly, balance sheet accounts up to the date of its disposition were translated at the exchange rate in effect at the end of the period and income statement accounts have been translated at average rates for each of the two years ended December 31, 2003. Translation gains and losses are included as a separate component of stockholders’ equity (deficiency) as Accumulated other comprehensive income.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of money market accounts and other short-term investments with an original term of three months or less.

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

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is the excess of the acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. Prior to the adoption of SFAS No. 142, the Company amortized goodwill over the estimated useful lives.

The Company tests goodwill and intangible assets that are determined to have an indefinite life for impairment annually. The provisions of SFAS No. 142 require the completion of an annual impairment test, with the impairments recognized in current earnings.

REVENUE RECOGNITION

The Company recognizes revenues in accordance with SAB 101, which reflects the basic principles of revenue recognition in existing generally accepted accounting principles. Accordingly, revenues are recognized upon delivery of goods, services, or licenses to customers. Revenues derived from the sale of twelve-month subscriptions to the Company’s mailing lists are deferred and included in income on a monthly basis as revenues are earned.

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

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

WEBSITE DEVELOPMENT

The Company accounts for website development and maintenance costs in accordance with the guidance of EITF 00-2 “Accounting for Website Development Costs” and Statement of Position 98-1 “Software Developed or Obtained for Internal Use”. Costs incurred in the planning stage are expensed as incurred. Costs incurred in connection with the development stage are capitalized during the application development stage and amortized over a 3-year period. Costs incurred during the post-implementation operation stage, and fees incurred for web hosting, are expensed as incurred.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, other receivable, accounts payable, accrued expenses, current liabilities and debt. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments. The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows.

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

The Company has convertible preferred stock, options and warrants that were not included in the computation of diluted loss per share because they are anti-dilutive.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company incurred $26,316 and $125,029 in advertising costs for the years ended December 31, 2003 and 2002, respectively.

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations as incurred until such time as both, technological feasibility is established and future economic benefit is assured.

STOCK-BASED COMPENSATION

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for its employee stock options rather than the alternative fair value accounting followed by SFAS No. 123 “Accounting for Stock-Based Compensation.” APB No. 25 provides that the compensation expense relative to the Company’s employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro-forma disclosure of the impact of applying the fair value method of SFAS No. 123.

Equity instruments issued to non-employees are accounted for at fair value. The fair value of the equity instrument is determined using either the fair value of the underlying stock or the Black-Scholes option-pricing model.

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

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities”. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement No. 133, “Accounting for Derivatives Instruments and Hedging Activities.” The provisions of this statement are effective for all derivatives and hedging activities entered into after June 30, 2003. The Company does not participate in such transactions, and accordingly, adoption of this statement did not have a material effect on the Company’s financial statements.

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards on the classification and measurement of certain instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company does not have such instruments, and accordingly, adoption of this statement did not have a material effect on the Company’s financial statements.

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

HCD Acquisition:

Restricted common shares (26,575,219 at $0.03 per share)	$797,257
Restricted preferred shares (183,235 at $1.20 per share)	219,882
Estimated transaction costs	76,958

Total purchase price	$1,094,097

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE 2 - ACQUISITIONS (CONTINUED)

ACQUISITION OF HCD (CONTINUED)

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

The following table set forth the preliminary allocation of the purchase price to DGI’s tangible and intangible assets acquired and liabilities assumed as of December 31, 2002:

Cash	$54,111
Accounts receivable	461,099
Inventory	12,858
Prepaid expenses and other current assets	256,289
Property and equipment, net	128,300
Other receivable	100,000
Other assets	15,457
Goodwill	3,820,664
Accounts payable and accrued expenses	(2,581,957)
Deferred revenue	(405,442)
Other current liabilities	(227,039)
Short term debt	(540,243)

Total	$1,094,097

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

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE 2 - ACQUISITIONS (CONTINUED)

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

The following table set forth the preliminary allocation of the purchase price of IP2M’s tangible and intangible assets acquired and liabilities assumed as of December 31, 2002:

Cash	$7,014
Accounts receivable	61,973
Prepaid expenses and other current assets	94,230
Property and equipment, net	72,653
Goodwill	654,224
Accounts payable and accrued expenses	(52,319)
Deferred revenue	(394,646)
Short term debt	(103,530)
Long term debt	(9,417)

Total	$330,182

ACQUISTIONS OF HEALTHCARE HORIZON, INC. AND AZIMUTH TARGET MARKETING, INC.

On April 18, 2003, the Company acquired the outstanding shares of Healthcare Horizons, Inc. (HCH), a company that was partially owned by HCD, and the assets of Azimuth Target Marketing, Inc. (Azimuth) and assumed certain liabilities of Azimuth. HCH and Azimuth are owners and distributors of demographic, disease, and healthcare information.

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

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE 2 - ACQUISITIONS (CONTINUED)

ACQUISTIONS OF HEALTHCARE HORIZON, INC. AND AZIMUTH TARGET MARKETING, INC.

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

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE 2 - ACQUISITIONS (CONTINUED)

PRO-FORMA RESULTS OF OPERATIONS

     The following set forth the Company’s results of operations for the year ended December 31, 2003, with comparative results of operations for the year ended December 31, 2002 as if the acquisitions of HCD and IP2M had taken place at the beginning of the periods. The 2003 amounts include the results of operations for the remaining entities, excluding Data Dialog, Inc. The 2002 proforma amounts have been restated to include only the same remaining entities.

	Twelve Months	Twelve Months
	Ended	Ended
	December 31,	December 31,
	2003	2002

REVENUE	$7,108,881	6,590,183

COST OF REVENUES	4,869,629	4,551,475

GROSS PROFIT	2,239,252	2,038,708

OPERATING EXPENSES:
Loss on goodwill impairment	4,481,596	47,349

Other selling, general
and administrative expense	5,322,060	5,069,267

Total Operating Expenses	9,803,656	5,116,616

LOSS FROM OPERATION	(7,564,404)	(3,077,908)

OTHER INCOME (EXPENSES)
Interest income	256	2,084
Interest expenses	(103,483)	(286,842)
Other income	224,983	633,886

Net Other Income (Expenses)	121,756	349,128

NET LOSS	$(7,442,648)	$(2,728,780)

NET LOSS PER SHARE - BASIC AND
DILUTED - PROFORMA	(0.11)	(0.37)

WEIGHTED AVERAGE SHARES
OUTSTANDING - PROFORMA	70,988,837	7,409,302

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE 3 - DISPOSAL OF SUBSIDIARIES

     During the fourth quarter, the Company sold the Software Dialog division consisting of Findstar and its subsidiary, Panda software (UK) Limited, to Findstar's management and a group of English investors for approximately $450,000. The decision to sell the division was to better focus management's efforts in the United States.

     During the fourth quarter, the Company reorganized the Data Dialog division by selling ThinkDirectMarketing, Inc. for a nominal amount thereby abandoning efforts to utilize out of date platforms of which the investment had previously been written off. The Company formed a new corporate entity; Digital Data, Inc. and has begun to invest in new platforms, web interfaces and to contract with new data sources.

     Also during the fourth quarter, the Healthcare Dialog division sold Healthcare Horizons, Inc. to an unrelated party. The Company purchased a portion of the data assets and retained access to Healthcare Horizons, Inc.'s remaining data assets.

     Results of operations disposed subsidiaries for the year ended 2003 were comprised of the following:

	TDMI	Software	QD	HCH	Total

Revenue	770,674	1,849,466		35,310	2,655,450
Cost of Sales	91,243	705,722	6	9,202	806,173

Gross Profit	679,431	1,143,744	(6)	26,108	1,849,277
SG&A	914,227	1,129,665	2,517	75,226	2,121,635

Income (loss) from operations	(234,796)	14,079	(2,523)	(49,118)	(272,358)
Other income (expenses)	224,071	39,961	6,650	13,844	284,526

Actual income (loss) from operations of discontinued components	(10,725)	54,040	4,127	(35,274)	12,168

Income (Loss) on disposal of
discontinued operations	1,134,605	758,080	(1,106,993)	(197,899)	587,793

Income (Loss) from discontinued operations	1,123,880	812,120	(1,102,866)	(233,173)	599,961

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE 4 - GOING CONCERN CONSIDERATIONS

     The accompanying consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America, which assume the continuity of the Company to continue as a going concern. However, the Company has incurred substantial losses resulting in an accumulated deficit of $7,617,683 as of December 31, 2003. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.

     Management’s plans with regards to these issues are as follows:

     LIQUIDITY

The Company is continuing the sale of its equity securities, as further discussed in Note 12. During 2003, the Company raised approximately $1,400,000 in such activities. The Company also converted approximately $1,000,000 of accounts payable and accrued liabilities to equity.

     PROFITABILITY

The Company intends to develop new and increased revenues and gross margins in all areas of operations. Specifically, the Company intends to:

Restructure its sales organization to allow for more effective sales processes. These steps include, among others, consolidating sales operations for subscription sales in offices in Florida, as well as expansion of the sales organization.

     Reduce expenses through office consolidation and payroll reduction.

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

NOTE 5 - PROPERTY AND EQUIPMENT

     As of December 31, 2003, property and equipment consisted of the following:

Computer equipment and software	$13,228
Furnitnure, fixtures and equipment	7,313

20,541
Accumulated Depreciation	(3,833)

$16,708

     During 2003 and 2002, management determined that the fair value of certain computers and other equipment were less than their current book value. Accordingly, the Company recorded asset impairment losses of $56,936 and $151,863 during the years ended December 31, 2003 and 2002, respectively.

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE 5 - PROPERTY AND EQUIPMENT (CONTINUED)

     Depreciation expense was $126,324 and $105,293 for the years ended December 31, 2003 and 2002, respectively.

NOTE 6 - GOODWILL IMPAIRMENT

     The Company was required to test the goodwill for recoverability. This test indicated that the carrying value of goodwill exceeded its fair value, and accordingly, the Company recorded an impairment charge of $4,481,596 to write-off all of the associated goodwill.

     This write-off was based on management’s review of the prices paid for the acquired entities compared to the fair values, which were estimated based on future cash flows. The uncertainty of the estimated future cash flows and the challenges encountered by the reorganization of the disposal of various entities has lead management to determine that goodwill is impaired and should be fully written off.

NOTE 7 - WEBSITE DEVELOPMENT

     During 2002, the company determined that the carrying amount of its website exceeded its fair value by approximately $38,900. Accordingly, an impairment loss of $38,900 was recognized during 2002.

NOTE 8 - DATABASE

     As of December 31, 2003, database consisted of the following:

Database	$816,313
Accumulated amortization	(159,317)

$656,996

     Amortization expense was $159,317 and $103,570 for the years ended December 31, 2003 and 2002, respectively.

NOTE 9 - NOTE RECEIVABLE

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

     On December 1, 2003 the parties agreed to cancel the note and the 25,000 shares held in escrow were returned to the Company for cancellation.

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE 9 - NOTE RECEIVABLE (CONTINUED)

     The company has a note receivable due from Software, Inc, formerly Findstar, related to the sale of the subsidiary in the amount of $137,500 due in one year. The company reserved $37,500 due to the uncertainty of collections.

NOTE 10 - ACCRUED LIABILITIES

     December 31, 2003, accrued liabilities consisted of the following:

Accrued professional fees and other	$603,670
Accrued payroll and payroll taxes	274,062
Accrued interest	11,667
Accrued contingencies	47,666

$937,065

NOTE 11 - LOANS AND NOTES PAYABLE

Notes payable consisted of the following as of December 31, 2003:
Convertible notes in the aggregate amount of $100,000 due to to unrelated parties. Maturity date August 31, 2004. The notes bear interest at 10% per annum, convertible into shares of the Company's common stock. Shares to be issued upon conversion will be determined by the closing bid price of the Company's common stock on the date of conversion. Each holder is entitled to convert up to 25% of the initial balance of the note including accrued interest) each month.		$100,000

Revolving credit agreement for $115,000 with a bank renewable every year until October 13, 2004. The line of credit bears interest at prime plus 2% per annum and is personally guaranteed by a Company shareholder.		110,018

Small business adminstration loan assumed upon the purchase of Azimuth Target Marketing. The loan bears interest at prime plus 2 1/4% per annum, due in equal installments over 36 months, maturing during 2004.		11,194

Line of credit agreement with Dell Financial Corporation for equipment purchase. The agreement provides for monthly payments of $414, maturing during 2004.		8,965

Total loans and notes payable		230,177
Less current maturities		230,177

Long Term Debt	$

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE 12 - EQUITY

ELIMINATION OF CLASS C PREFERRED STOCK AND CLASS D PREFERRED STOCK

On June 24, 2003, the Company’s Certificate of Incorporation was restated to eliminate the Class C preferred stock and the Class D preferred stock. None of the authorized Class C and Class D preferred stock shares were outstanding.

CREATION OF CLASS C-1 CONVERTIBLE PREFERRED STOCK

On May 30, 2003, The Company’s Certificate of Incorporation created and authorized a series of preferred stock of 34,500 shares entitled Class C-1 convertible preferred stock. Each Class C-1 preferred stock is convertible into 1,000 shares of common stock. The Class C-1 preferred stock has no voting rights, is not entitled to receive dividends and is entitled to certain liquidation rights. There were no Class C-1 shares issued and outstanding as of December 31, 2003.

CREATION OF CLASS C-2 CONVERTIBLE PREFERRED STOCK

On May 30, 2003, The Company’s Certificate of Incorporation created and authorized a series of preferred stock of 5,000 shares entitled Class C-2 convertible preferred stock. Each Class C-2 preferred stock is convertible into 1,000 shares of common stock. The Class C-2 preferred stock has no voting rights, is not entitled to receive dividends and is entitled to certain liquidation rights. There were no Class C-2 shares issued and outstanding as of December 31, 2003.

CREATION OF CLASS C-3 CONVERTIBLE PREFERRED STOCK

On June 30, 2003, The Company’s Certificate of Incorporation created and authorized a series of preferred stock of 5,000 shares entitled Class C-3 convertible preferred stock. Each Class C-3 preferred stock is convertible into 1,000 shares of common stock. The Class C-3 preferred stock has no voting rights, is not entitled to receive dividends and is entitled to certain liquidation rights. There were no Class C-3 shares issued and outstanding as of December 31, 2003.

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

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE 12 - EQUITY (CONTINUED)

SHARES ISSUED IN CONNECTION WITH ACQUISITION

As discussed in Note 2 to the consolidated financial statements, the Company issued stock in connection with four acquisitions during the year ended December 31, 2003:

IP2M

The Company issued 6,191,029 common shares at $0.03 per share and 47,905 shares of Series B preferred stock at $1.20 per share.

In compliance with certain terms of the acquisition agreement, the Company issued an additional 589,710 common shares and 3,593 Series B preferred shares to stockholders of IP2M subsequently at the respective prices per share related to the acquisition

HCD

The Company issued 26,575,219 common shares at $0.03 per share and 183,235 share of Series B preferred shares at $1.20 per share

HCH

The Company issued 1,769,131 common shares at $0.12 per share and 10,779 share of Series B preferred shares at $4.80 per share.

Azimuth

The Company issued 3,538,261 shares of common stock in the acquisition of HCH and Azimuth valued at $0.12 per share and 21,557 shares of Series B preferred stock valued at $4.80 per share.

SALES OF COMMON STOCK

During the year ended December 31, 2003, the Company sold 6,330,482 shares of common stock at $0.15 per share and 11,650 warrants at $1 per warrant in connection with two private placement offerings. Total proceeds received from private placements were $932,816.

In addition, the Company sold 8,777,219 common shares during the year though various private placements. The shares were sold at prices ranging from $0.03 to $0.525 per share. Total consideration received was $507,018.

ISSUANCE OF COMMON STOCK FOR SERVICES

During the year ended December 31, 2003, the Company issued an aggregate of 3,610,875 shares of its common stock to consultants. The shares were valued at $264,797 based on the price of the Company’s common stock on the date of the agreements, less a discount for restriction.

In addition, the Company issued 1,100,000 common shares and 350,000 warrants as consideration for commissions in connection with the private placements of the Company’s common stock for a total value of $36,500.

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE 12 - EQUITY (CONTINUED)

STOCK WARRANTS

In connection with the issuance of the Class E preferred shares, each purchaser received a warrant to purchase, after July 1, 2004, 25,000 shares of common stock for a price of $0.16 per share. Warrants to purchase a total of 2,175,500 shares have been issued to the Class E shareholders. The warrants are exercisable until September 30, 2008.

During 2003, in connection with a private offering, the Company granted a consultant the right to purchase 986,084 shares of the Company’s common stock at a price of $0.11. The consultant acquired 270,588 shares of common stock upon the exercise of 400,000 shares under the warrant. As the exercise made use of the cashless provisions of the warrant, no funds were received, but the number of shares was reduced to 586,084.

ISSUANCE OF PENALTY SHARES

The Company, in connection with a private placement of common shares which occurred during the year ended December 31, 2002, did not comply with its obligation to register certain shares related to the placement. As a result, 196,200 additional shares were issued to investors during the year ended December 31, 2003

CONVERSION OF PREFERRED SHARES

During the year ended December 31, 2003, 165,138 shares of Series B preferred stock were converted to common stock at their stated conversion terms of 40 to 1, resulting in the issuance of an additional 6,605,520 common shares.

EXERCISE OF STOCK OPTIONS

During the year ended December 31, 2003, stock options were converted to 270,498 shares of common stock. No consideration was given in connection with the conversion.

ISSUANCE OF COMMON STOCK IN LIEU OF DIRECTOR COMPENSATION

During the year ended December 31, 2003, Carter Barnard plc, one of the Company’s shareholders, compensated two of the Company’s directors and in return, was allowed to purchase 288,000 shares of the Company’s common stock at par value. The shares were valued at $0.12 a share, which was the price used to value the common stock issued in the acquisitions of HCH and Azimuth.

The Company issued 423,620 common shares to two directors of the Company as compensation for director’s fees of $72,000.

CONVERSION OF ACCOUNTS PAYABLE AND ACCRUED LIABILITIES TO COMMON AND PREFERRED STOCK

During the year ended December 31, 2003, the Company issued 78,429 common shares to an employee at approximately $0.17 per share in exchange for forgiveness of accrued salary of $13,000. The Company issued 87 shares of its Series E preferred stock in exchange for forgiveness of $867,501 in accounts payable and accrued liabilities.

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE 12 - EQUITY (CONTINUED)

CANCELLATION OF SHARES

During the year 485,000 shares were cancelled. Of these shares 25,000 shares were cancelled in consideration of a note receivable (See Note 9). The remaining 460,000 shares were originally issued to a consultant in lieu of payment and recorded as expense in the third quarter 2003. The shares were cancelled due to nonperformance having an immaterial effect on income.

NOTE 13 - STOCK OPTIONS

Effective January 1, 2003, the Company adopted the recognition provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure. Prior to 2002, the Company accounted for employee stock options using the provisions of APB No. 25 “Accounting for Stock Issued to Employees” and related interpretations. As of December 31, 2002, there were 93,983 employee stock options outstanding. However, due to the lack of marketability of the Company’s common stock, the Company was unable to value the options.

During the year ended December 31, 2003, 2,437,700 stock options were granted to employees, non-employee directors, officers and consultants. 812,553 of these options vested during the year, and the Company recognized compensation expense of $9,535.

Stock options activity for 2003 and 2002 is as follows:

	Number of Shares	Weighted Average Exercise Price

Balance, January 1, 2002	189,945	$3.32

Options granted	2,376	$3.30

Options forfeited	(22,967)	($3.09)

Options expired	(75,371)	($3.40)

Options outstanding, December 31, 2002	93,983	$3.30

Options granted	2,437,700	$0.18

Options forfeited	(794,235)	($0.40)

Options outstanding, December 31, 2003	1,737,448	$0.25

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE 13 - STOCK OPTIONS (CONTINUED)

Stock options outstanding and exercisable at December 31, 2003 are as follows:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
Range		Average	Average		Average
of Exercise	Shares	Exercise	Remaining	Shares	Exercise
Price	Outstanding	Price	Life	Outstanding	Price

$ 3.00 - $ 4.00	44,748	$ 3.08	9.00	25,476	$ 3.14

$ 0.17 - $ 0.25	1,692,700	$ 0.17	10.00	564,225	$ 0.17

	1,737,448	$ 0.25	9.96	589,701	$ 0.30

NOTE 14 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company entered into four lease obligations for office space in California, Florida, and Texas.

California Lease

The California lease was executed on June 19, 2003. The term of the lease is from August 1, 2003 through October 31, 2006. The lease contains an option for the Company to extend the lease for an additional three-year period.

Florida Lease

The Florida lease was executed on April 15, 2003. The term of the lease is from May 1, 2003 through April 30, 2008.

Texas Lease

The Company entered into a lease effective August 1, 2002 for a one year period expiring on July 31, 2003. The lease was amended September 1, 2003 that expanded the premises and extended the lease agreement period to September 30, 2006.

Rent expense amounted to $230,189 and $204,390 for the years ended December 31, 2003 and 2002, respectively.

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE 14 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Future minimum lease commitments under all long-term operating leases as of December 31, 2003 are approximately as follows:

2004	$117,756
2005	125,275
2006	114,412
2007	58,833
2008	19,803

Total	$436,079

EMPLOYMENT AGREEMENTS

The Company had employment agreements with certain executives that were to expire in 2004. Those agreements were terminated during the year ended December 31, 2002. Two of those agreements provided for severance payments. This amount is included in accrued expenses as of December 31, 2003.

NOTE 15 - INCOME TAXES

At December 31, 2003, the Company had federal and state net operating losses of approximately $10,700,000, that are subject to annual limitations through 2023. The losses are available to offset future taxable income.

The temporary differences that give rise to deferred tax asset and liability at December 31, 2003 are as follows:

Deferred tax asset:

Net operating losses		$4,180,000

Less valuation allowance		(4,180,000)

Net deferred tax asset	$

In assessing the amount of deferred tax asset to be recognized, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. It is not possible at this time to determine that the deferred tax asset is more likely to be realized than not. Accordingly, a full valuation allowance has been established for all periods presented.

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE 15 - INCOME TAXES (CONTINUED)

The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses and tax credits in the event of an “ownership change”, as defined by the Internal Revenue Code. Federal and state net operating losses are subject to limitations as a result of these restrictions. As stated in Note 2, the Company experienced a substantial change in ownership exceeding 50%. As a result, the Company’s ability to utilize its net operating losses against future income has been significantly reduced.

The effective tax rate for the periods ended December 31, 2003 and 2002 are as follows:

%

U.S. Statutory tax rate	35
State and local taxes	4
Less valuation allowance	(39)

Effective tax rate	–

NOTE 16 - SEGMENT DISCLOSURES

The Company’s reportable operating segments are categorized in four components: (1) Healthcare; which includes Healthcare Dialog, Inc. and IP2M, Inc., (2) Data; which includes Mail Mogul, Inc., and Data Dialog, Inc., (3) Software, plc. and its subsidiary, Panda Software (UK) Limited and (4) Corporate which is Dialog Group, Inc.

Healthcare
Healthcare Dialog designs, develops and distributes products and services that automate and streamline direct marketing and customer relationship management processes to the healthcare industry.

IP2M provides, maintains and delivers healthcare information over the internet and television.

Software, plc.
The business consists of the distribution of anti-virus software known as Panda Software, one of the United Kingdom’s leading anti-virus software systems. The Panda Software is also distributed outside the United Kingdom.

Data
Mail mogul is an online market place for sellers of direct mail, providing leads, website applications, mailing lists, mailing supplies as well as other products and services.

Data Dialog provided online marketing list, direct mail programs and creates target lists for specific direct marketing categories for small to medium sized businesses.

The Company allocates the costs of revenues and direct operating expenses to these segments.

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE 16 - SEGMENT DISCLOSURES (CONTINUED)

Year ended December 31, 2003:

	Healthcare	Data	Software	Corporate	Total

REVENUE	$3,666,721	$2,673,539	$–	$–	$6,340,260

COST OF REVENUES	2,909,296	1,483,735	–	–	4,393,031

GROSS PROFIT	757,425	1,189,804	–	–	1,947,229

OPERATING EXPENSES:
Loss on goodwill impairment	6,708	–	–	4,474,888	4,481,596
Depreciation and amortization	109,773	16,551		159,317	285,641
Other selling, general and administrative expense	1,261,049	1,033,923	–	2,299,991	4,594,963

Total Operating Expenses	1,267,757	1,033,923	–	6,774,879	9,362,200

INCOME(LOSS) FROM OPERATION OPERATIONS	(510,332)	155,881	–	(6,774,879)	(7,414,971)

OTHER INCOME (EXPENSES)
Interest income	6	–	–	–	6
Interest expenses	(79,543)	–	–	(23,940)	(103,483)
Other income	39,443	–	–	185,540	224,983

Net Other Income (Expenses)	(40,094)	–	–	161,600	121,506

INCOME(LOSS) BEFORE
DISCONTINUED OPERATIONS	(550,426)	155,881	–	(6,613,279)	(7,293,465)

GAIN (LOSS) ON DISCONTINUED OPERATIONS	(1,336,039)	1,123,880	812,120	–	599,961

NET INCOME (LOSS)	$(1,886,465)	$1,279,761	$812,120	$(6,613,279)	$(6,693,504)

TOTAL ASSETS	$600,737	$395,937	$–	$940,878	$1,937,554

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE 16 - SEGMENT DISCLOSURES (CONTINUED)

Year ended December 31, 2002 (Restated):

		Healthcare	Data		Software		Corporate	Total

REVENUE	$		$2,132,298	$		$		$2,132,298
COST OF REVENUES			1,456,404					1,456,404

GROSS PROFIT			675,894					675,894

OPERATING EXPENSES:
Loss on goodwill impairment
Depreciation and amortization			1,917
Other selling, general and administrative expense			984,433				1,277,826	2,262,259

Total Operating Expenses			984,433				1,277,826	2,262,259

INCOME(LOSS) FROM OPERATION OPERATIONS			(308,539)				(1,277,826)	(1,586,365)

OTHER INCOME (EXPENSES)
Interest income							25	25
Interest expenses							(141,393)	(141,393)
Other income			440				893,449	893,889

Net Other Income (Expenses)			440				752,081	752,521

INCOME(LOSS) BEFORE DISCONTINUED OPERATIONS			(308,099)				(525,745)	(833,844)
GAIN (LOSS) ON DISCONTINUED OPERATIONS			(2,312,724)		(1,591,883)			(3,904,607)
NET INOME (LOSS)			$(2,620,823)		$(1,591,883)		$(525,745)	$(4,738,451)

TOTAL ASSETS	$		$298,781		$431,852		$147,107	$877,742

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE 17 - RELATED PARTY TRANSACTIONS

RENT FROM RELATED PARTIES
The Company leases an apartment from a company controlled by two of its shareholders and executives. Rent expense paid to these related parties amounted to $41,800 and $45,600 during the years ended December 31, 2003 and 2002 respectively.

NOTE 18 - LITIGATION

SUPPLIERS

During July of 2003, Axciom Corporation commenced an action against ThinkDirectMarketing, Inc., a discontinued subsidiary. The complaint seeks $400,000 on a note payable, and $295,415 for unpaid data usage, and $1,250,000 for unused minimum usage requirements for 2003 and 2004. The debts, if any, are those of the discontinued entity however an amount for legal fees has been accrued to contest any claim for charges made against the Company. This litigation is still in the preliminary stages and no other amounts have been accrued.

In June of 2003, a Company vendor commenced an action against Healthcare Dialog, Inc, a subsidiary. The complaint seeks $85,076 for printing services and attorney’s fees. The Company has accrued an amount for which it believes that a settlement will be reached.

In December 2003, the Company was named in a suit with Chrisom, Inc. Prior to the Company’s acquisition of Healthcare Horizon, a judgment was awarded to Chrisom. The amount is accrued in the financial statements of Healthcare Horizon, Inc.

A Healthcare Horizons, Inc. vendor filed an action against the subsidiary claiming unpaid invoices of approximately $54,000. The Company is working directly with the vendor’s lawyers to resolve this matter. The full amount is accrued in the financial statements of Healthcare Horizons, Inc.

An action was filed against the Company by Wells Fargo Financial Leasing, Inc. for non payment of equipment lease commitments made by Healthcare Dialog, Inc. Subsequent to year end, a settlement was reached and the agreement is pending execution by both parties. The amount is fully accrued in the financial statements.

EMPLOYEES

In April 2003, Dialog Group received a summons from a Colorado State District Court seeking to enforce a former employee’s termination agreement. A settlement agreement was reached for $47,330. TDMI, a discontinued subsidiary, made payments of approximately $33,000 during 2003. The balance is accrued in the Company’s financial statements

In April 2003, two former employees commenced arbitration proceeding against the Company relating to their termination of employment. The employees seek damages totaling $375,789. TDMI, a discontinued subsidiary, has accrued $147,000 against this potential liability and is contesting both claims. This potential liability is relieved through the disposition of the subsidiary.

Back to Contents

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE 18 - LITIGATION (CONTINUED)

EMPLOYEES (CONTINUED)

During December 2001, a shareholder, who was also a former employee of P.V.D. & Partners, Inc., filed a complaint to recover unpaid salary and expenses, which the employee claimed were owed and attempted to exchange shares of PVD for shares of Healthcare Dialog, a subsidiary. An agreement was reached and the settlement has been accrued by the Company.

The Company has reached a possible settlement with a former employee for claims against it under an employment contract. Settlement documents have been prepared awaiting execution. The Company accrued for a liability sufficient to cover the settlement.

Back to Contents

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIALOG GROUP, INC.

Date: April 26, 2004

By: /s/ Peter V. DeCrescenzo
Peter V. DeCrescenzo, President and Chief Executive Officer

Signature	Title	Date

/s/ Peter V. DeCrescenzo Peter V. DeCrescenzo	Chief Executive Officer	April 26, 2004

/s/ Vincent DeCrescenzo Vincent DeCrescenzo	Chief Financial and Accounting Officer	April 26, 2004

Back to Contents

INDEX TO EXHIBITS

Exhibit Number	Page Number	Description

31(i)	______	302 Certification of Chief Executive Officer

31(ii)	______	302 Certification of Chief Financial Officer

32(i)	______	906 Certification of Chief Executive Officer

32(ii)	______	906 Certification of Chief Financial Officer