Form 10QSB
period 2004-03-31
DIALOG GROUP INC
filed 2004-05-18
CIK 1051059

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

/X/ Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004.

/ / Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ______________________ to
_________.

                          Commission File No. 000-30294

                               DIALOG GROUP, INC.
                 (Name of Small Business Issuer in its Charter)

DELAWARE                                                          87-0394290
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                           Identification Number)

TWELFTH FLOOR, 257 PARK AVENUE SOUTH, NEW YORK, NY                 10010
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

Yes /X/  No /  /

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes /X/ No / /

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      At May 12, 2004 there were 87,796,266 shares of common stock, par value $.001 per share outstanding.

      Transitional Small Business Disclosure Format (check one): Yes / / No /X/

                       DIALOG GROUP, INC. AND SUBSIDIARIES

                                      INDEX

 Page
NUMBER

                    PART I.        FINANCIAL INFORMATION

                  Item 1            Financial Statements

F-1 Condensed Consolidated Balance Sheets as of December 31, 2003 (audited) and March 31, 2004 (unaudited)

F-2 Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2004 (unaudited) and March 31, 2003 (unaudited)

F-3 Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2004 (unaudited) and March 31, 2003 (unaudited)

F-4 to
F-18  Notes to Condensed Consolidated Financial Statements (unaudited)

2-9   Item 2. Management's Discussion and Analysis or Plan of Operation

9     Item 3. Controls and Procedures

                           PART II.         OTHER INFORMATION

10    Item 2(c)     Recent Sales of Unregistered Securities

11    Item 6.       Exhibits and Reports on Form 8-K

                       DIALOG GROUP, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                            ASSETS                                      March 31,        December 31
                                                                          2004              2003
                                                                          -----             ----
                                                                       (Unaudited)
CURRENT ASSETS:
  Cash                                                                          --           147,246
  Accounts receivable (Net)                                              1,013,234           716,879
  Notes receivable                                                          75,000           100,000
  Prepaid expenses and other current assets                                 62,531            87,591
                                                                                 -
     Total current assets                                                1,150,765         1,051,716
-----------------------------------------------------------------------------------------------------
                                                                                --                --
PROPERTY AND EQUIPMENT, NET                                                 15,240            16,708

OTHER ASSETS:
  Data Assets (Net)                                                        588,970           656,996
  Website (Net)                                                            135,334           122,792
  Other assets                                                              43,288            89,342
    Total other assets                                                     767,592           869,130
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                             1,933,597         1,937,554
=====================================================================================================
                          LIABILITIES
CURRENT LIABILITIES:
  Bank overdraft                                                            97,711
  Accounts payable                                                       2,111,552         2,156,021
  Accrued expenses                                                         834,085           937,065
  Deferred revenue                                                         984,439           757,540
  Current portion of long-term debt                                        221,260           230,177
  Other current liabilities                                                136,701            12,500
  Due to related parties                                                        --             4,920
     Total current liabilities                                           4,385,749         4,098,223
-----------------------------------------------------------------------------------------------------

LONG TERM DEBT

STOCKHOLDERS' EQUITY (DEFICIENCY):

  Preferred stock                                                              322               322
  Common stock                                                              85,890            85,813
  Additional paid-in-capital                                             5,425,803         5,370,879
  Accumulated deficit                                                   (7,893,166)       (7,582,883)
  Dividends- Preferred Stock                                               (71,000)          (34,800)
Total stockholders' equity (deficiency)                                 (2,452,152)       (2,160,669)
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                  1,933,597         1,937,554
=====================================================================================================

   The accompanying notes are an integral part of these financial statements.

                                      F-1

                       DIALOG GROUP, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                   (Unaudited)

                                                                                       Restated for
                                                                                       Discontinued
                                                                                        Operations
                                                                      2004                  2003
                                                                      ----                  ----
REVENUES                                                           $1,945,432           $1,132,424

COST OF REVENUES                                                      939,970              686,790
                                                                   ----------           ----------

GROSS PROFIT                                                        1,005,462              445,634

OPERATING EXPENSES:
  Selling, General and Administrative Expenses                      1,390,901              495,694
                                                                   ----------           ----------

             Total Operating Expenses                               1,390,901              495,694
                                                                   ----------           ----------

LOSS FROM OPERATIONS                                                 (385,440)             (50,060)

OTHER INCOME (EXPENSES):
  Interest expense                                                    (18,504)            (106,344)
  Other (Expenses)                                                      1,400
  Other income                                                         92,264                    2
                                                                   ----------                  --

             Net Other Income (Expenses)                               75,160             (106,342)
                                                                   ----------           ----------

NET LOSS BEFORE DISCOUNTINUED OPERATIONS                             (310,280)            (156,402)

DISCONTINUED OPERATIONS                                                     0              (45,417)
                                                                            -           ----------

TOTAL COMPREHENSIVE LOSS                                           $ (310,280)          $ (201,819)
                                                                   ===========          ==========

NET LOSS PER SHARE, BASIC AND DILUTED                              $    (0.01)          $    (0.01)
                                                                   ===========          ==========

NET LOSS PER SHARE, BASIC AND DILUTED -
  PRO-FORMA                                                        $    (0.01)          $       --
                                                                   ==========           ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  BASIC AND DILUTED                                                85,851,379           37,195,429
                                                                   ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                                      F-2

                       DIALOG GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                   (UNAUDITED)
                                                                                    2004              2003
                                                                             ------------------------------------
Cash Flows from Operating Activities:
  Net loss                                                                           $ (310,280)      $ (201,819)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
        Depreciation and amortization                                                    82,994           20,096
        Accounts receivable                                                            (311,022)        (158,772)
 (Increase) decrease in:
        Provisions for Bad Debit                                                         11,447
        Other current receivable                                                         (1,320)          22,715
        Prepaid expenses and other current assets                                        18,877           18,871
 Increase (decrease) in:
        Accounts payable and accrued expenses                                           196,676          182,190
        Other current liabilities                                                       (98,536)        (100,937)
        Deferred revenue                                                                226,900          (80,583)
                                                                                     ----------       -----------
            Net Cash Used in Operating Activities                                      (184,264)        (298,239)
                                                                                     -----------      -----------

Cash Flows from Investing Activities:
        Purchase of property and equipment                                              (13,543)         (40,802)
                                                                                     ----------       ----------
            Net Cash Used in  Investing Activities                                      (13,543)         (40,802)
                                                                                     ----------       ----------


Cash Flows from Financing Activities:
        Loans from shareholders                                                                           30,250
        Notes Receivable - Findstar                                                      25,000
        Borrowing from related parties                                                       --           19,792
        Sale of common stock                                                             35,000          173,666
        Short-term borrowing, net                                                        (9,439)          25,203
                                                                                     ----------       ----------
             Net Cash Provided by Financing Activities                                   50,561          248,911
                                                                                     ----------       ----------

Net decrease in cash                                                                   (147,246)         (90,130)

Effect of exchange rate on cash                                                              --            4,148

Cash, beginning of period                                                               147,246          311,596
                                                                                     ----------       ----------

Cash, end of period                                                                  $       (0)      $ 225,614
                                                                                     ==========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

        Interest paid during the period                                              $   17,982       $       --
                                                                                     ==========       ==========
        Income taxes paid during the period                                          $       --       $       --
                                                                                     ==========       ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES:

Shares issued in acquistion of HCD                                                   $       --       $1,017,139
                                                                                     ==========       ==========
Shares issued in acquistion of IP2M                                                  $       --       $  260,908
                                                                                     ==========       ==========
Conversion of Debt to Equity                                                         $   20,000       $       --
                                                                                     ==========       ==========
Dividends Payable Class E Preferred                                                  $   36,200       $       --
                                                                                     ==========       ==========


   The accompanying notes are an integral part of these financial statements.

                                      F-3

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

Dialog Group, Inc., was incorporated under the laws of the State of Delaware on October 4, 2002. The Company's authorized capital stock consisted of 1,000 shares with no par value.

On November 12, 2002, IMX Pharmaceutical, Inc. and Dialog Group, Inc. merged into a single Delaware corporation (the "Company") for the sole purpose of reincorporating IMX Pharmaceutical, Inc. in Delaware. The name of the surviving corporation is Dialog Group, Inc.

In conjunction with the merger, the Company's Certificate of Incorporation was restated to increase the total number of shares of capital stock that the Company has the authority to issue to 101,000,000. The total number of authorized shares of common stock, $0.001 par value, is 100,000,000 and the total number of authorized preferred stock, $0.001 par value, is 1,000,000. The Board of Directors is authorized to establish the preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and the number of shares constituting each series or the designation of such series.

On May 23, 2003, the Company further increased the total number of shares of capital stock of authorized shares of $0.001 par value common stock available for issuance to 175,000,000 and the total number of authorized $0.001 par value preferred stock available for issuance to 1,500,000.

BUSINESS ACTIVITY

The Company, which is headquartered in New York, NY, has offices in Valencia, California; Sunrise, Florida; and Houston, Texas. The Company's two divisions, Data Dialog and Healthcare Dialog, provide a combination of traditional advertising (print, broadcast) and marketing services (broadcast, new media, and internet-based promotional venues); as well as a broad spectrum of proprietary and exclusive databases for healthcare, pharmaceutical, consumer and business-to-business market clients. The Company owns and/or has exclusive licensing rights to 75 Web sites, 9 databases, and 5 products.

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

                       DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)


Both Dialog Group's divisions currently market its product and service offerings through three branded, business organizations. The Healthcare Dialog division: nFusion, +Media, and iData. The Data Dialog division: Data Dialog Marketing, Data Dialog Digital and Mail Mogul.

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

                       DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)


In January 2003, the FASB issued Interpretations No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 addresses consolidation by business enterprises of variable interest entities (formerly special purpose entities or "SPEs"). The Company does not have any variable interest entities as defined by FIN No. 46.

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities". This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement No. 133, "Accounting for Derivatives Instruments and Hedging Activities." The provisions of this statement are effective for all derivatives and hedging activities entered into after June 30, 2003. The Company does not participate in such transactions, and accordingly, adoption of this statement did not have a material effect on the Company's financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards on the classification and measurement of certain instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company does not have such instruments, and accordingly, adoption of this statement did not have a material effect on the Company's financial statements.

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated balance sheet as of March 31, 2004, the condensed consolidated statements of operations for the three months ended March 31, 2004 and 2003 and the condensed consolidated statements of cash flows for the three months ended March 31, 2004 and 2003 are unaudited. However, in the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31,2004 and for all periods presented, have been made. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the operating results for the full year.

These condensed consolidated financial statements and notes are presented in accordance with rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's December 31, 2003 Form 10-KSB, and the consolidated financial statements of Healthcare Dialog, Inc. and Subsidiaries ("HCD") and the financial statements of IP2M, Inc. ("IP2M") (see Note 2), filed with the Company Form 8-K/A.

                       DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)


PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company, Dialog Group, Inc., and its wholly-owned subsidiaries; Healthcare Dialog, Inc., IP2M, Inc., Mail Mogul, Inc., and Data Dialog, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

REPORTING PERIOD

As further explained in Note 2, the acquisition of HCD effective March 1, 2003 was accounted for as a reverse acquisition. HCD was deemed to be the accounting acquirer and the Company was deemed the legal acquirer. The accompanying condensed consolidated financial statements for the three months ended March 31, 2004 depict the results of operations and cash flows of HCD,MMI , IP2M, and DGI for the three months ended March 31, 2004 and the results of operations and cash flows of HCD DGI, MMI,and IP2M from March 1, 2003, (effective date of the acquisition) to March 31, 2003. The accompanying condensed consolidated financial statements for the three months ended March 31, 2003 depict the results of operations and cash flows of HCD, MMI, IP2M, and DGI.

NOTE 2 - ACQUISITIONS

ACQUISITION OF HCD

On November 6, 2002, the Company entered into an Agreement for Merger (the "Agreement") with HCD. On February 27, 2003, the Agreement was amended and the merger was consummated. It became effective on March 1, 2003.

The consideration paid by the Company for the acquisition consisted of 30,075,219 shares of the Company's common stock and 183,235 shares of the Company's Class B-1 preferred stock. The agreement called for an additional $1,650,000 in financing. One of the Company's major shareholders had agreed to assure that at least $650,000 will be raised and had agreed to post negotiable collateral against its obligation to purchase up to 3,513,514 shares of the Company's common stock. The parties subsequently canceled the shareholder's guarantee that $650,000 will be raised and its obligation to purchase up to $3,513,514 shares of the Company's common stock. In return, the shareholder returned to the Company 3,500,000 of the company's common stock that it owned. The 3,500,000 shares were accounted for as a reduction of the purchase price, resulting in net shares of common stock of 26,575,219 issued to HCD. The consideration also included $76,958 of estimated transactions costs.

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

The following set forth the consideration paid by the Company, which may be subject to certain adjustments:

       Restricted common shares (26,575,219 at $0.03 per share)         $797,257
       Restricted preferred shares (183,235 at $1.20 per share)          219,882
       Estimated transaction costs                                        76,958
                                                                     -----------
         Total Purchase Price                                        $ 1,094,097
                                                                     ===========

For purpose of determining the price of the common stock, management believed that the best reference is the price of recent sales of the Company's common stock. During the month of March 2003, the Company sold shares of its common stock in reliance of Regulation S to foreign investors at $0.06 per share. Since the shares issued in this acquisition were not sold in reliance of Regulation S, which is less restrictive, and there are additional restrictions, management believed that an additional discount of 50% should be applied to the $0.06 per share, resulting in a price of $0.03 per share.

Similarly, since each preferred share is convertible into 40 shares of common stock, management believed that the preferred shares should be valued at 40 times $0.03, or $1.20 per share.

NOTE 2 - ACQUISITIONS (CONTINUED)

ACQUISITION OF HCD (CONTINUED)

The following table set forth the preliminary allocation of the purchase price to DGI's tangible and intangible assets acquired and liabilities assumed as of December 31, 2002:

       Cash                                                          $   54,111
       Accounts receivable                                              461,099
       Inventory                                                         12,858
       Prepaid expenses and other current assets                        256,289
       Property and equipment                                           128,300
       Other receivable                                                 100,000
       Other assets                                                      15,457
       Goodwill                                                       3,820,664
       Accounts payable and accrued expenses                         (2,581,957)
       Deferred revenue                                                (405,442)
       Other current liabilities                                       (227,039)
       Short term debt                                                 (540,243)
                                                                     ----------
          Total                                                      $1,094,097
                                                                     ==========

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

The consideration paid by the Company for the acquisition consisted of 6,191,029 shares of the Company's common stock and 44,312 shares of the Company Class B-1 preferred stock. In addition, the agreement provided for IP2M to receive 589,710 shares of common stock and 3,593 shares of preferred stock subject to the Company acquiring the outstanding shares of Healthcare Horizons, Inc. and the assets of Azimuth Target Marketing, Inc. On April 18, 2003, the Company completed the two acquisitions (See Note 9) and the additional shares were issued to the IP2M's shareholders. In addition, IP2M's shareholders may be issued approximately 700,000 shares of the Company's common stock if certain financial goals are met. The consideration also included $69,274 of estimated transactions costs

The following set forth the consideration paid by the Company, which may be subject to certain adjustments:

       Restricted common shares (6,780,739 at $0.03 per share)        $ 203,422
       Restricted preferred shares (47,905 at $1.20 per share)           57,486
       Estimated transaction costs                                       69,274
                                                                      ---------
         Total Purchase Price                                         $ 330,182
                                                                      =========


NOTE 2 - ACQUISITIONS (CONTINUED)

ACQUISITION OF IP2M (CONTINUED)

The prices of the common shares and preferred shares issued in this acquisition were determined as described in the acquisition of HCD.

The following table set forth the preliminary allocation of the purchase price of IP2M's tangible and intangible assets acquired and liabilities assumed as of December 31, 2002:

       Cash                                                          $    7,014
       Accounts receivable                                               61,973
       Prepaid expenses and other current assets                         94,230
       Property and equipment                                            72,653
       Goodwill                                                         654,224
       Accounts payable and accrued expenses                            (52,319)
       Deferred revenue                                                (394,646)
       Short term debt                                                 (103,530)
       Long-term debt                                                    (9,417)
                                                                     ----------
          Total                                                      $  330,182
                                                                     ==========

                       DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)

PRO-FORMA RESULTS OF OPERATIONS

The following set forth the Company's results of operations for the three months ended March 31, 2004 with comparitive results of operations for the 3 months ending March 31, 2003, as if the acquisitions of HCD and IP2M had taken place at the beginnning of 2003. The 2004 amounts include the results of operations for all entities excluding Data Dialog, Inc. The 2003 proforma amounts have been restated to include only the remaining entities.



                                           Three Months       Three Months
                                              Ending             Ending
                                          March 31, 2004     March 31, 2003
                                          --------------     --------------
REVENUE                                      1,747,554          1,929,333

COST OF SALES                                  887,427          1,172,612

GROSS  PROFIT                                  860,127            756,721

---------------------------------------------------------------------------

OPERATING EXPENSES:

Selling, General and Administrative Expense    996,054          1,080,836

TOTAL OPERATING EXPENSE                        996,054          1,080,836
---------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATION                  (135,927)          (324,115)
---------------------------------------------------------------------------

Other Income (Expenses):

Interest expenses                              (18,504)          (106,344)
Othr expense                                         -                 --
Other income                                    92,264                252

Total other income (expenses)                   73,760           (106,092)
---------------------------------------------------------------------------

Profit/Loss from continuing operations         (62,167)          (430,207)
---------------------------------------------------------------------------

Discontinued Operations                              0           (177,876)
---------------------------------------------------------------------------

Net Profit/Loss                                (62,167)          (608,083)
===========================================================================

                       DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)


NOTE 3 - GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements have been presented assuming the continuity of the Company as a going concern. However, the Company has incurred substantial losses resulting in an accumulated deficit of$7,893,166 as of March 31, 2004 These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.

Management's plans with regards to this issue are as follows:

LIQUIDITY

o The Company is continuing the sale of its equity securities, as further discussed in Note 9. During the first quarter of 2004, the Company raised approximately $35,000 in such activities The Company converted approximately $20,000 of accrued expenses to equity.

PROFITABILITY

The Company intends to develop new and increased revenues and gross margins in all areas of operations. Specifically, the Company intends to:


o     Restructure  its  sales  organization  to allow for more  effective  sales processes. These steps include, among others, consolidating sales operations for subscription sales in offices in Florida, as well as expansion of sales organization.

o     Reduce   expenses   through  office   consolidation   and  improved  labor
      utilization.

o Enter into strategic relationships with data suppliers that will return higher levels of match rate with a better quality of data.

o     Reduce operating costs through improved procurement procedures.

Presently, the Company cannot ascertain the eventual success of management's plans with any degree of certainty. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the eventual outcome of the risks and uncertainty described above.

NOTE 4 - LOANS AND NOTES PAYABLE

Loans and notes payable consisted of the following as of March 31, 2004

                       DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)


Convertible  notes in the  aggregate  amount of  $100,000  due to three former IP2M note holders assumed by the Company.  The notes are due August 31, 2004.  The notes bear  interest at the rate of
10% per  annum.  The notes  are  convertible  into  shares of the
Company's  common  stock.  The number of shares to be issued upon conversion  will be  determined  by the  closing bid price of the
Company's common stock on the date of conversion.  Each holder is entitled to convert up to 25% of the initial  balance of the note
(including accrued interest) each month.                                100,000


$115,000  revolving  credits  agreement  with a  commercial  bank renewable  every year until October 13, 2004.  The line of credit bears  interest  at prime  plus 2% per  annum  and is  personally
guaranteed by one of the Company's shareholders.                        104,500

Small  business loan assumed upon the purchase of Azimuth  Target
Marketing.  The loan  bears  interest  at prime  plus 2 1/4 % per annum, due in equal installments over 36 months,  maturing during
2004.                                                                     7,794

Line of credit  agreement  with Dell  Financial  Corporation  for equipment  purchase.  The agreement provides for monthly payments
of $414.                                                                  8,966

Total loans and notes payable                                           221,260

Less: Current maturities                                               (221,260)
                                                                      ---------

Long Tem Debt                                                          $      0
                                                                      =========

                       DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)


NOTE 5 - EQUITY

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

ISSUANCE OF COMMON STOCK TO FORMER HDC SHAREHOLDERS

During the quarter ended March 31, 2003, an aggregate number of 1,238,599 shares of the Company's common stock were issued to former HCD shareholders for certain services provided to the Company. These shares were issued at $0.03 per share, which was the value of the shares issued in the acquisition of HCD.

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

                       DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)


DEBT CONVERSION

During the quarter ended March 31, 2003, Carter Barnard converted $2,354,815 of debt into 9,274,280 shares of the Company's common stock, immediately prior to the acquisition of HCD and IP2M. This conversion was accounted for as of December 31, 2002. During the first quarter of 2004 an additional $20,000 in debt was converted to Class E Preferred Stock.

CONVERSION OF PREFERRED STOCK INTO COMMON STOCK

During the quarter ended March 31, 2003, 151,060 shares of the Company's Class B preferred stock were converted into 6,042,400 shares of the Company's common stock. During the first quarter of 2004, two former TDMI shareholders converted 1,193 shares of Class B Preferred Stock into 47,720 shares of Common Stock.


NOTE 6 - RELATED PARTY TRANSACTIONS

RENT FROM RELATED PARTIES

The Company leases an apartment from a company controlled by two of its shareholders and executives. Rent expense paid to these related parties amounted to $11,400 during the quarter ended March 31,2004.

                       DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)

NOTE 7 - SEGMENT DISCLOUSURES

The Company's reportable operating segments are categorized in three components:
(1) Healthcare; which includes Healthcare Dialog, Inc., and IP2M, Inc., (2) Data; which includes Mail Mogul, Inc., and Data Dialog, Inc., (3) Corporate which is Dialog Group, Inc.

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

         Data Dialog provides online marketing list, direct mail programs and creates target lists for specific direct marketing categories for small to medium sized businesses.

The company allocates the costs of revenues and direct operating expenses to these segments.


Quarter ending March 31, 2004

Proforma                                                                                         Consolidated
                                                       DGI        Healthcare          Data          Totals
                                                       ---        ----------          ----          ------
REVENUE                                                  --         933,816.51     813,737.24    1,747,553.75

COST OF SALES

                                                         --         423,817.79      438,109.03       861,926.82

GROSS PROFIT

                                                         --         509,998.72      375,628.21       885,626.93

OPERATING EXPENSES:
Selling, General and Administrative Expenses        605,242.99      199,146.63      217,164.38     1,021,554.00


TOTAL OPERATING EXPENSE                             605,242.99      199,146.63      217,164.38     1,021,554.00

INCOME (LOSS) FROM OPERATION                       (605,242.99)     310,852.09      158,463.83      (135,927.07)

Other Income (Expenses):

Interest expenses                                   (10,336.38)      (8,167.53)          --          (18,503.91)
Other expenses                                           --              --              --               --

Other income                                         92,263.63           --              --           92,263.63


Total other income (expenses)                        81,927.25       (8,167.53)          --           73,759.72

INCOME/(LOSS) FROM CONTINUING OPERATIONS           (523,315.74)     302,684.56      158,463.83       (62,167.35)


                       DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)


Quarter ended March 31, 2003(Pro-Forma)

                                                  DGI        Healthcare        Data           Total
                                              ----------     ----------     ----------     ----------
REVENUE                                                       1,304,510        624,823      1,929,333

COST OF SALES                                                   759,270        413,342      1,172,612

GROSS  PROFIT                                          0        545,240        211,481        756,721

OPERATING EXPENSES:

Selling and marketing                                            20,441          5,976         26,417
Advertising                                                                                         0
Salaries and wages                                69,074        228,674        129,810        427,558
Depreciation and amortization                                    18,374                        18,374
Loss on goodwill impairment                                                                         0
Loss on fixed assets impairment                                                                     0
Other general and administrative expense         328,930        229,596         49,961        608,487

TOTAL OPERATING EXPENSE                          398,004        497,085        185,747      1,080,836

INCOME (LOSS) FROM OPERATION                    (398,004)        48,155         25,734       (324,115)

OTHER INCOME (EXPENSES)

Interest income                                      250              2                           252
Interest expense                                 (48,333)       (58,011)             0       (106,344)
Gain on debt settlements                                                                            0
Net loss on sale of fixed assets                                                                    0
Foreign currency transactions loss                                                                  0
(Other expense)                                                                                     0
Other income                                                                                        0
                                                                                                    0
TOTAL OTHER INCOME (EXPENSES)                    (48,083)       (58,009)             0       (106,092)
                                                                                                    0
INCOME/(LOSS) FROM CONTINUING OPERATIONS        (446,087)        (9,854)        25,734       (430,207)
                                                                                                    0
Income (loss) from discontinued operations                       (2,963)      (174,913)      (177,876)
                                                                                                    0
NET INCOME/(LOSS)                               (446,087)       (12,817)      (149,179)      (608,083)
                                                                                                    0
                                                                                                    0

                       DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)


STOCK OPTIONS

Effective January 1, 2003, the Company adopted the recognition provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure. Prior to 2002, the Company accounted for employee stock options using the provisions of APB No. 25 "Accounting for Stock Issued to Employees" and related interpretations. During the quarter ended March 31, 2004, 200,000 stock options were granted to employees, non-employee directors, officers and consultants. 97,565 of these options vested during the quarter.

Stock options activity for the 1st quarter 2004  is as follows:

                                                  Number       Weighted Average
                                                 Of Shares      Exercise Price
                                                 ---------     ----------------
Balance, December 31, 2003                       1,737,448           $0.25
Options Granted                                    200,000           $0.05
Options Forfeited                                        0               0
Options Expired                                          0               0
Options Excerised                                        0               0
Options outstanding, March 31, 2004              1,937,488           $0.17


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

In June of 2003, a Company vendor commenced an action against Healthcare Dialog, Inc, a subsidiary. The complaint seeks $85,076 for printing services and attorney's fees. The Company has accrued an amount for which it believes that a settlement will be reached.

                       DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)


In December 2003, the Company was named in a suit with Chrisom, Inc. Prior to the Company's acquisition of Healthcare Horizon, a judgment was awarded to Chrisom. The amount is accrued in the financial statements of Healthcare Horizon, Inc.

A Healthcare Horizons, Inc., a discontinued subsideray vendor filed an action against the subsidiary claiming unpaid invoices of approximately $54,000. The Company is working directly with the vendor's lawyers to resolve this matter. The full amount is accrued in the financial statements of Healthcare Horizons, Inc.

An action was filed against the Company by Wells Fargo Financial Leasing, Inc. for non payment of equipment lease commitments made by Healthcare Dialog, Inc. Subsequent to year end, a settlement was reached and the agreement is pending execution by both parties. The amount is fully accrued in the financial statements.


EMPLOYEES

In April 2003, Dialog Group received a summons from a Colorado State District Court seeking to enforce a former employee's termination agreement. A settlement agreement was reached for $47,330. TDMI, a discontinued subsidiary, made payments of approximately $33,000 during 2003. The balance is accrued in the Company's financial statements

In April 2003, two former employees commenced arbitration proceeding against the Company relating to their termination of employment. The employees seek damages totaling $375,789. TDMI, a discontinued subsidiary, has accrued $147,000 against this potential liability and is contesting both claims. This potential liability is relieved through the disposition of the subsidiary.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

      During 2003, Dialog Group acquired Healthcare Dialog, Inc. and IP2M, Inc. During the fourth quarter of that year, it shut down operations of Think Direct Marketing because of the failure of its operating platform and the quality of its data. The new operating platform, utilizing superior data sources, was launched as of December 1, 2003. It is operated by Dialog Group's Data Dialog subsidiary.

      At the end of the fiscal year, ThinkDirectMarketing, Inc and Healthcare Horizons were sold to an unrelated party. In addition, Software Dialog plc, which distributed the Panda anti-virus software in England, was sold to its managers and a group of English investors.

      Dialog Group's consolidated operations reflected in this quarter's financial statements include only both its remaining divisions. The consolidated results of operations for the quarters ended March 31, 2004 and 2003 are being presented on a pro-forma basis, which includes the results of operations of Dialog Group and its subsidiaries. These reports exclude the results of operations for the two subsidiaries which were sold before the end of the last fiscal year. Management believes these comparative results of operations are more meaningful then the actual results of operations that include operations from the date of acquisition only for the accounting acquirees and would include the results of discontinued operations. Dialog Group's consolidated result of operations and consolidated balance sheet for both 2003 and 2004 include only remaining units.

DESCRIPTION OF THE DIVISIONS

      Dialog Group, Inc. (DLGG) is a publicly traded corporation, headquartered at 257 Park Avenue South, 12 Floor New York, New York 10010, with offices in Valencia, California; Sunrise, Florida; and Houston, Texas. The company's two divisions, Data Dialog and Healthcare Dialog, provide a combination of traditional advertising (print, broadcast) and marketing services (broadcast, new media, and internet-based promotional venues); as well as a broad spectrum of proprietary and exclusive databases for healthcare, pharmaceutical, consumer and business-to-business market clients. The company owns and/or has exclusive licensing rights to 75 Web sites, 9 databases, and 5 products.

      Additionally, Dialog Group maintains exclusive contracts with leading multi-national pharmaceutical companies to operate, maintain, and provide content for their consumer-directed Web sites.

      Both Dialog Group's divisions currently market its product and service offerings through three branded, business organizations. The Healthcare Dialog division: nFusion, +Media, and iData. The Data Dialog Division: Data Dialog Marketing, Data Dialog Digital and Mail Mogul.

      HEALTHCARE DIALOG DIVISION

      NFUSION delivers advertising, relationship marketing and communications services to the healthcare industry. Clients use its strategic and creative services to build comprehensive programs for healthcare professionals, consumers, and sales representatives. These include, training materials development, patient and professional education materials distribution, and targeted direct mail and advertising campaigns. Clients rely on nFusion's interactive services to produce sophisticated promotional Web sites, educational Web sites, interactive training and educational CD-ROMs, Internet advertising, e-mail campaigns, and proprietary marketing programs.

      +MEDIA'S platform provides, maintains, and delivers healthcare content across a national network of local TV and radio station Web sites. The content - over 15,000 text articles attracts millions of health information seekers to the broadcast stations' Web sites for a combined US household penetration of 80%. Here, client public relations, promotional, and educational material are blended into a seamless presentation for maximum viewer impact. To maintain repeat traffic, all features are refreshed daily.

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

      DATA DIALOG DIGITAL is a customer data integration product that automatically appends names and addresses to telephone numbers on calls made by consumer and business customers to telephone call centers. Data Dialog Digital primarily markets its products to telephone bureaus operating in-bound and blended call centers with 5 to 500 seats. This represents more than 100,000 sites worldwide. Data Dialog Digital currently has contracts and sub-contracts with 27 businesses in this market segment and an additional 20 agreements with resellers which service this market. The real time format of this unit's products gives customers instant access to data, and speeds up their promotional efforts and improves customer service.

      MAIL MOGUL brings one-stop shopping to the small- to medium-sized mail shop industry. Its "Hot Leads" product is this market's first online commerce center to link customers who need direct mail job quotes with mail shops and direct marketing service organizations with letter-shop capabilities. Mail Mogul helps mail shops improve their business opportunities through a total-business-solutions approach.

RESULTS OF OPERATIONS

      Dialog Group

      Revenues for the quarter ended March 31, 2004 were $1,945,000 compared with $1,929,000 for the quarter ended March 31, 2003. Sales were split almost evenly between the two groups: the Healthcare Dialog division accounted for 48% of sales for the first quarter while the Data Dialog division made up the remaining 52%. Data sales constituted a greater portion of total revenue in the first quarter of 2004 than in 2003. Sales from the data businesses including sales of data to healthcare clients will continue to make up an increasingly greater percentage of total revenue for the balance of 2004 and in the future.

      Costs of Revenues for the quarter ended March 31, 2004 were $940,000, just over 48% of sales, compared with $1,173,000 or approximately 60% of sales in the quarter ended March 31, 2003. Management's continuing efforts to reduce Cost of Revenue began to reach fruition in this quarter and were the most significant factor in the overall improvement in the performance of the company. Relationships with new data suppliers and the utilization of company data assets rather than relying on external sources will continue to drive down Cost of Revenue in the quarters ahead. The sources of the revenue and costs for each division are discussed below.

      Operating  Expenses  for the quarter  ended March 31, 2004 was  $1,391,000 compared with $1,081,000 for the quarter ended March 31, 2003. The company's efforts to invest in additional sales staff that is traditionally less productive in generating sales during their initial employment period, an investment in an online data delivery platform, expenses associated with a public company and an increase in depreciation and amortization make up a majority of the increase in operating expenses.

      Losses from Operations were $310,000 for the quarter ended March 31, 2004 compared with $430,000 for the quarter ended March 31, 2003 and improvement of $100,000

      Net Other Income was $94,000 for the quarter ended March 31, 2004 compared with ($106,000) for the quarter ended March 31, 2003 an improvement of $177,000. The company's other income for this year included interest expenses of approximately $18,000 and income of $94,000 arising primarily from review of accrued expenses and adjustment to current estimates.

      All of the other income for 2003 was interest expense.

      The Net Loss for the quarter ended March 31, 2004 was $310,000 compared with $430,000 in the quarter ended March 31, 2003, representing an improvement of $131,000 from the same quarter a year ago.

      Healthcare Dialog Division

      For the three months ended March 31, 2004, the Healthcare Dialog division's total consolidated revenues were approximately $934,000 as compared to approximately $1,305,000 for the same period ended March 31, 2003, a decrease of about $400,000 or about 30%. The entire decline in sales in the Healthcare division is attributable to the +Media platform. In the second half of 2003 the organization responsible for sales of +Media was moved from Houston to New York City in a effort to be closer to healthcare advertising agencies that are responsible for purchasing internet advertising for large pharmaceutical companies. As expected, the move had a negative impact on local Houston clients. Management believes this decline in sales is temporary and expects the current strategy to yield more revenue than in the past once the efforts to increase profitable online inventory bear fruit.

      Sales in NFUSION were constant from the same period a year ago. While management does not expect sales to decline from NFUSION, resources that in the past were devoted to NFUSION are being diverted to other businesses.

      The remaining healthcare segment, IDATA, had its first international data sale in the first quarter of 2004 capitalizing on the growing trend of citizens of the United States filling medical prescriptions from Canadian companies. Management expects this relationship to yield significant sales during the balance of 2004. In addition during the first quarter of 2004 groundwork was laid to launch the syndicated telephone healthcare survey later in the year.

      The division's Costs of Revenue were $424,000 for the quarter ended March 31, 2004; representing 45% of revenue compared with $759,000 and 57% of revenue for the quarter ended March 31, 2003. This reduction in Cost of Revenues was $333,000. The Cost of Revenue improvement as a percentage of revenue was effected by several factors. Management believed the +MEDIA cost of inventory associated with almost one thousand radio station web sites made in difficult for this platform to produce sales at an acceptable gross profit rate and in the forth quarter of 2003 discontinued the relationship with the media organization which owns the radio stations. The current strategy is to capitalizing on the more profitable TV station web site relationships and to find alternative web inventory which fits into the overall healthcare marketing plan while providing +MEDIA the margins budgeted for.

      The Healthcare dialog Division's consolidated Total Operating Expenses were approximately $199,000 for the three months ended March 31, 2004. This compares favorably with the approximately $497,000 for the same period ended March 31, 2003. Expenses as a percentage of sales in the first quarter of 2004 were 20% compared to approximately 25% for the same period a year ago. In the first quarter of 2003 Healthcare expenses included the salaries of executives that in the first quarter of 2004 were charged to Dialog Group directly and a reduction in the overall number of employees. In addition, Healthcare rent in the first quarter of 2004 was reduced from 2003 as a result of the relocation of the Houston office and the expense related to the rent for offices in New York City being shared with Dialog Group.

      For the three months ended March 31, 2004, this division's consolidated Net Income from Operations was approximately $311,000. This represents an improvement from net losses of about $25,000 in the period ending March 31, 2003, an improvement of $336,000. Despite a decrease in sales, this division was able to improve Net Income from Operations as a result of a reduction in the Cost of Revenue and a reduction in actual expenses including a reduction in the number of employees, coupled with expenses being moved to corporate and a decrease in depreciation.

      Data Dialog Division:

      The analysis of the Data Dialog Division focus on the business remaining after the sale of TDMI: Mail Mogul for the both 2004 and 2003 and Data Dialog 2004 only.

      Mail Mogul's revenues were $814,000 for the quarter ended March 31, 2004 compared with $625,000 for the same period ended March 31, 2003, an increase of about $190,000 or 30%. Sales in this business unit continued strong into the New Year. The company's efforts to increase sales of data in its mail shop channel proved successful. Mailing List sales nearly doubled in the first quarter compared to the same period a year ago. Improved results were primarily due to additional sales staff, new customer acquisitions, and the growth of current customer purchases resulting from increased marketing efforts. For the quarter, as a result of the increase in data sales, ancillary services offered by Mail Mogul to its customers, such as National Change of Address (NCOA), also increased. During the first quarter of 2004 Mail Mogul's "Hot Lead" sales remained constant from a year ago. Sale of consumables decreased during the quarter as a result of the company's conscious decision not to support this low margin category and the investment of cash from this category into the data potion of the business.


      Data Dialog had sales of $198,000 for the first quarter of 2004. Specialty List sales provided the greatest proportion of the revenue from Data Dialog with sales of the company's subscription products making up the balance of direct to the end user category. This division's Digital Data Dialog call center reverse append product was the second largest revenue producer for the quarter. The company entered into two new call center client agreements with full application rollout impacting sales expected in May 2004. In addition, an agreement was completed with a current client to expand the scope of the relationship from a basic data reseller to a strategic partner relationship. The client will develop the grammar tables for Data Dialog's Digital product to enable real time voice response systems. Digital will be the exclusive reverse append offering for the clients new mid-tier modular voice enabled customer service products.

      Mail Mogul's Costs of Revenue were $438,000 for the quarter ended March 31, 2004, representing 52.5% of revenue compared with $413,000 and 66% of revenue for the quarter ended March 31, 2003. The mix of the business was the major reason for the reduction in the Cost of Revenues percent for Mail Mogul in the first quarter. Sales of consumables were down from a year ago while sales of higher margin data and overall sales were up from the same period. Cost of Revenue dollars were up from the first quarter of 2003 by $14,000 while sales were up $190,000.

      Data Dialog's Costs of Revenue for the first three months of 2004 was $53,000 some 65% of sales. As sales continue to improve in the quarters ahead Cost of Revenue should improve as a result of fixed expenses relating to data acquisition and Internet marketing.

      Mail Mogul's Operating Expenses were $217,000 for the quarter ended March 31, 2004 compared with $186,000 for the quarter ended March 31, 2003. Some of the factors contributing to the increase were the increased rent associated with the larger offices the company leases this year than it did a year ago and the investment in additional sales staff that have yet to reach maximum productivity.

      Data Dialog's Operating Expenses for the three month period ended March 31, 2004 were $395,000 Payroll related expense made up almost $200,000 of this figure. Initial investments in new sales staff and the cost of the existing sales group made up the single greatest expense.

      Mail Mogul's Net Income from Operations for the quarter ended March 31, 2004 was $160,000 compared with $26,000 for the same quarter in 2003. Mail Mogul was able to convert 70% of the $190,000 sales increase from the first quarter of last year into a Net Income improvement of $132,000 for the same period 2004. Changes in the mix of sales to more profitable data sales while consumables sales were off from a year ago, coupled with sourcing data at more advantages pricing, were the primary factors contributing to this performance.

      Data Dialog's Net Loss from Operations was $250,000 for the first quarter of 2004. Investments made in sales staff and an online platform requires a sales level above that reached during the first quarter in order for this group to show a profit. Management is budgeting for profitable sale from Dialog Group in the later quarters of 2004.

      Mail Mogul's Net Profit for the quarter ended March 31, 2004 was $$160,400 compared with a net income of $26,000 for the quarter ended March 31, 2003. Data Dialog's first quarter Net Loss for 2004 was $248,100

LIQUIDITY & CAPITAL RESOURCES

      DGI had a consolidated working capital deficit of approximately $(3,235,000) on March 31, 2004 as compared to a deficit of approximately
$(3,046,000) at December 31, 2003. The lion's share is the result in the increase in deferred revenues. The Company raised $55,000 in the 1st quarter through the sale of 5.5 shares of series E preferred stock through debt forgiveness and cash sales.

      On March 31, 2004, the Healthcare Dialog Division's financial condition included a working capital deficit, of about $1,371,000 as compared to a deficit of approximately $(1,311,000) at December 31, 2003.

      At the end of March, the Data Dialog Division had a working capital deficit of approximately $(893,000) as compared to a deficit of about $(716,000) on December 31, 2003. This is the result of current assets essentially remaining unchanged while current liabilities increased.

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

ITEM 3. CONTROLS AND PROCEDURES.

      Management continues its focus on the issue of internal control. To that end, it is continuing the process of centralizing the accounting function and developing policies and procedures that enhance the Company's internal controls. With the assistance of a recently hired consultant, Management continues to evaluate and test present measures while at the same time reviewing areas that require improvement. Additionally, it continues the process of hiring persons with the skill sets appropriate to fill the Company's needs.

PART II.     OTHER INFORMATION

      Items 1, 3, 4, and 5 are omitted as they are either not applicable or have been included in Part I.

ITEM 2            (C)      RECENT SALES OF UNREGISTERED SECURITIES

      Class E Preferred Stock

      During January and March 2004, two employees purchased a total of 5.5 shares of the Company's Class E Preferred Stock at $10,000 per share. They also received warrants to purchase a total of 137,500 shares of Common Stock at a price of $0.16 per share. Both represented themselves in writing to be accredited investors who were purchasing these shares for their own investment and agreed to restrictions on resale placed with the Company's transfer agent and the printing of a legend on his certificate. Because of these factors, this sale is exempt from registration under the Securities Act as not involving a public distribution under section 4(2).

      Other issuances

      In March 2004, two bankruptcy creditors were issued a total of 29,215 shares for their Class 8 bankruptcy claims at the rate of one share for each four dollars of court approved claim. The issuance of the common stock to creditors is exempt from the registration requirements of Section 5 of the Securities Act pursuant to section 1145 of the United States Bankruptcy Act.

      Conversions

      During this quarter, two former TDMI shareholders converted 1,193 shares of Class B Preferred Stock into 47,720 shares of Common Stock. All the certificates issued upon conversion bore Securities Act legends and stop orders have been recorded with the transfer agent. These transactions were exempt from registration under Section 3(a)(9) of the Securities Act of 1933 because they were exchanged by Dialog Group with the holders of its existing preferred stock exclusively and no commission or other remuneration is paid or given directly or indirectly for soliciting the exchange.

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

Date: May 14, 2004

                                By:       /S/ PETER V. DECRESCENZO
                                Peter V. DeCrescenzo, President and Chief
                                Executive Officer


SIGNATURE                                       TITLE                   DATE

/S/ PETER V. DECRESCENZO                  Chief Executive Officer  May 14, 2004
Peter V. DeCrescenzo

/S/  VINCENT DECRESCENZO                  Chief Financial          May 14, 2004
Vincent DeCrescenzo                       and Accounting Officer

                                INDEX TO EXHIBITS

  Exhibit         Page
  NUMBER          NUMBER         DESCRIPTION

  31(i)           __             302 Certification of Chief Executive Officer
  31(ii)          __             302 Certification of Chief Financial Officer
  32(i)           __             906 Certification of Chief Executive Officer
  32(ii)          __             906 Certification of Chief Financial Officer


                                 CERTIFICATIONS

                                                                   EXHIBIT 31(I)

CHIEF EXECUTIVE OFFICER

I, Peter V. DeCrescenzo, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Dialog Group, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; 3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report. 4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

      a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

      c. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      d. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: May 14, 2004

                                                       /S/ PETER V. DECRESCENZO
                                                      -------------------------
                                                      Peter V. DeCrescenzo, CEO