Form 10QSB
period 2004-06-30
DIALOG GROUP INC
filed 2004-08-16
CIK 1051059

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

/X/   Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934 for the quarterly period ended June 30, 2004.

/X/   Transition Report pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934 for the transition period from ______________________ to
_________.

                          Commission File No. 000-30294
                                             ----------

                               DIALOG GROUP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

Delaware                               .                              87-0394290
---------------------------------------                   ----------------------
(State or Other Jurisdiction of                                 (I.R.S. Employer
Incorporation or Organization)                            Identification Number)

Twelfth Floor, 257 Park Avenue South, New York, NY                    10010
-----------------------------------------------------            ---------------
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

      At August 12, 2004 there were 109,638,587 shares of common stock, par value $.001 per share outstanding.

      Transitional Small Business Disclosure Format (check one): Yes / / No /X/

                       DIALOG GROUP, INC. AND SUBSIDIARIES

                                      INDEX

   Page
  Number

                    PART I.     FINANCIAL INFORMATION

               Item 1           Financial Statements

    F-1 Condensed Consolidated Balance Sheets as of December 31, 2003 (audited) and June 30, 2004 (unaudited)

    F-2 Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended June 30, 2004 (unaudited) and June 30, 2003 (unaudited)

    F-3 Condensed Consolidated Statements of Operations and Comprehensive Loss for the Six Months Ended June 30, 2004 (unaudited) and June 30, 2003 (unaudited)

    F-4 Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004 (unaudited) and June 30, 2003 (unaudited)

F-5 to F-23    Notes to Condensed Consolidated Financial Statements (unaudited)

  24-35        Item 2. Management's Discussion and Analysis or Plan of Operation

    35         Item 3. Controls and Procedures

                    PART II.    OTHER INFORMATION

  36-37        Item 2(c)        Recent Sales of Unregistered Securities

    38         Item 6           Exhibits and Reports on Form 8-K

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                       -----------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                                     ASSETS

                                                       JUNE 30,     DECEMBER 31
                                                         2004           2003
                                                     -----------    -----------
                                                     (Unaudited)

CURRENT ASSETS:
  Cash                                               $        --    $   147,246
  Accounts receivable (Net)                              903,908        716,879
  Notes receivable                                        37,500        100,000
  Prepaid expenses and other current assets               63,125         87,591
                                                     -----------    -----------
     Total current assets                              1,004,533      1,051,716
                                                     -----------    -----------

PROPERTY AND EQUIPMENT, NET                               25,433         16,708

OTHER ASSETS:
  Data Assets (Net)                                      527,326        656,996
  Website (Net)                                          109,847        122,792
  Other assets                                            63,545         89,342
                                                     -----------    -----------
    Total other assets                                   700,718        869,130
                                                     -----------    -----------

TOTAL ASSETS                                         $ 1,730,684    $ 1,937,554
                                                     ===========    ===========


          LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Bank overdraft                                     $    53,328    $        --
  Accounts payable                                     2,324,113      2,156,021
  Accrued expenses                                       490,624        937,065
  Deferred revenue                                       842,813        757,540
  Current portion of long-term debt                      148,271        230,177
  Other current liabilities                              119,041         12,500
  Due to related parties                                   4,920          4,920
                                                     -----------    -----------
     Total current liabilities                         3,983,111      4,098,223
                                                     -----------    -----------

STOCKHOLDERS' DEFICIENCY:
  Preferred stock                                            320            322
  Common stock                                           109,639         85,813
  Additional paid-in-capital                           5,709,559      5,370,879
  Accumulated deficit                                 (7,963,945)    (7,582,883)
  Dividends- Preferred Stock                            (108,000)       (34,800)
                                                     -----------    -----------
Total stockholders' equity (deficiency)               (2,252,427)    (2,160,669)
                                                     -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY       $ 1,730,684    $ 1,937,554
                                                     ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                       -----------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------

                           FOR THE THREE MONTHS ENDING
                           ---------------------------

                                                                  (RESTATED FOR
                                                                   DISCONTINUED
                                                      JUNE 30,      OPERATIONS)
                                                        2004       JUNE 30, 2003
                                                     -----------   -------------

REVENUE                                              $ 2,137,254    $ 2,348,456

COST OF REVENUES                                         858,005      1,553,764
                                                     -----------    -----------

GROSS  PROFIT                                          1,279,249        794,692

OPERATING EXPENSES:
Selling, General and Administrative Expenses           1,421,929      1,291,393
                                                     -----------    -----------

Total Operating Expenses                               1,421,929      1,291,393
                                                     -----------    -----------

LOSS FROM OPERATIONS                                    (142,680)      (496,701)

OTHER INCOME (EXPENSES)
Interest expenses                                        (14,052)        (9,580)
Other expenses                                           (13,385)            --
Other income                                               2,047             --
Forgiveness of Debt                                      161,737             --
                                                     -----------    -----------

Total Other Income (Expenses)                            136,347         (9,580)
                                                     -----------    -----------

NET LOSS BEFORE DISCONTINUED OPERATIONS                   (6,333)      (506,281)

DISCONTINUED OPERATIONS                                  (64,447)       (31,998)
                                                     -----------    -----------

NET LOSS                                             $   (70,780)   $  (538,279)
                                                     ===========    ===========

Loss Per Share, Basic and Diluted
on Net Loss from Continuing Operations                    (0.001)        (0.010)
                                                     ===========    ===========

Loss Per Share, Basic and Diluted - Pro-forma             (0.001)            --
                                                     ===========    ===========

Weighted Average Common Shares Outstanding
                      Basic                           89,612,709     79,182,092
                                                     ===========    ===========

   The accompanying notes are an integral partt of the financial statements.

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                       -----------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------

                           FOR THE SIX MONTHS ENDING
                           -------------------------

                                                                  (RESTATED FOR
                                                                   DISCONTINUED
                                                      JUNE 30,      OPERATIONS)
                                                        2004       JUNE 30, 2003
                                                     -----------   -------------

REVENUE                                              $ 4,082,685    $ 3,480,880

COST OF REVENUES                                       1,797,975      2,240,554
                                                     -----------    -----------

GROSS  PROFIT                                          2,284,710      1,240,326

OPERATING EXPENSES:
Selling, General and Administrative Expenses           2,812,874      1,787,087
                                                     -----------    -----------

Total Operating Expenses                               2,812,874      1,787,087
                                                     -----------    -----------

LOSS FROM OPERATIONS                                    (528,164)      (546,761)

OTHER INCOME (EXPENSES)
Interest expenses                                        (32,512)      (115,922)
Other expenses                                           (13,285)            --
Other income                                               1,947             --
Forgiveness of Debt                                      255,400             --
                                                     -----------    -----------

Total Other Income (Expenses)                            211,550       (115,922)
                                                     -----------    -----------

NET LOSS BEFORE DISCONTINUED OPERATIONS                 (316,614)      (662,683)

DISCONTINUED OPERATIONS                                  (64,447)       (73,889)
                                                     -----------    -----------

NET LOSS                                             $  (381,061)   $  (736,572)
                                                     ===========    ===========

Loss Per Share, Basic and Diluted
on Net Loss from Continuing Operations                    (0.004)        (0.010)
                                                     ===========    ===========

Loss Per Share, Basic and Diluted - Pro-forma             (0.004)            --
                                                     ===========    ===========

Weighted Average Common Shares Outstanding
                      Basic                           87,720,713     52,523,913
                                                     ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                       -----------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------

                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                 -----------------------------------------------

                                   (UNAUDITED)
                                   -----------

                                                         2004          2003
                                                     -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                             $  (381,060)   $  (722,988)
Adjustments to Reconcile Net Loss to Net Cash
    used in Operating Activities:
Depreciation and amortization                            166,421        135,319
Provisions for Bad Debts                                  11,571             --
Forgiveness of debt                                     (255,400)            --
Common Stock, Warrants and
Stock Options issued for Services                             --         84,872
Changes in Operating Assets and Liabilities:
(Increase) Decrease In:
Accounts Receivable                                     (198,600)      (296,304)
Inventory                                                     --            (89)
Other Current Receivables                                     --         26,915
Prepaid Expenses & Other Current Assets                   24,466        (49,354)
Other Assets                                              25,797             --
Increase (Decrease) In:
Accounts Payable & Accrued Expenses                      209,683        724,710
Other Current Liabilities                                106,542        (58,978)
Deferred Revenues                                         85,273       (525,453)
                                                     -----------    -----------
       NET CASH USED IN OPERATING ACTIVITIES            (205,307)      (681,350)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Data Base                                         --       (126,528)
Purchase of Property and Equipment                       (20,032)       (54,253)
Purchase for Web Site Development                        (12,500)            --
Net Cash Acquired from HCH and Azimuth                        --         13,912
Increase in Deposit                                           --        (15,528)
                                                     -----------    -----------
            NET CASH USED IN  INVESTING ACTIVITIES       (32,532)      (182,397)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder Loans, net                                        --         10,474
Proceeds from Sale of Common Stock                        35,000        730,662
Short Term Borrowing, net                                 (6,907)         4,278
Notes Receivable - Findstar                               62,500             --
                                                     -----------    -----------
            NET CASH PROVIDED BY FINANCING ACTIVITIES     90,593        745,414
                                                     -----------    -----------

NET DECREASE IN CASH                                    (147,246)      (118,333)
EFFECT OF EXCHANGE RATE ON CASH                               --        (21,259)
CASH, BEGINNING OF PERIOD                                147,246        311,596
                                                     -----------    -----------
CASH, END OF PERIOD                                  $        --    $   172,004
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

        Interest paid during the period              $    32,512    $        --
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES:

Shares Issued in Acquisition of HCD                                 $ 1,017,139
                                                                    ===========
Shares Issued in Acquisition of IP2M                                $   260,908
                                                                    ===========
Shares Issued in Acquisition of HCH                                 $   264,033
                                                                    ===========
Shares Issued in Acquisition of Azimuth                             $   528,067
                                                                    ===========
Conversion of Debt to Equity                         $   179,504
                                                     ===========
Notes Payable Converted Equity                       $    75,000
                                                     ===========
Class E Dividends Payable Converted to Equity        $    71,000
                                                     ===========

    The accompanying notes are an integral part of the financial statements.

                      DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2004 (UNAUDITED)

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

Further, on June 18, 2004, the Company increased the total number of shares of capital stock of authorized shares of $0.001 par value common stock available for issuance to 200,000,000 and the total number of authorized $0.001 par value preferred stock available for issuance to 1,500,000. On June 18, 2004, the Company eliminated its Class C preferred stock and restated the terms of the Company's Class E preferred stock. The number of shares of authorized Class E preferred stock is 200 shares. In the event of liquidation, dissolution or winding-up or sale of more than 50% of the voting securities of the Company, holders of the Class E preferred stock shall be entitled to Liquidation Rights equivalent to $10,000.00 per share plus any accumulated but unpaid dividends.

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

                      DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2004 (UNAUDITED)

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

                      DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2004 (UNAUDITED)

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

NOTE 2 -          BASIS OF PRESENTATION

The condensed consolidated balance sheet as of June 30, 2004, the condensed consolidated statements of operations for the three months and six months ended June 30, 2004 and 2003 and the condensed consolidated statements of cash flows for the six months ended June 30, 2004 and 2003 are unaudited. However, in the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30,2004 and for all periods presented, have been made. The results of operations for the three months or six months period ended June 30, 2004 are not necessarily indicative of the operating results for the full year.

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

                      DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2004 (UNAUDITED)

REPORTING PERIOD

As further explained in Note 3, the acquisition of HCD effective March 1, 2003 was accounted for as a reverse acquisition. HCD was deemed to be the accounting acquirer and the Company was deemed the legal acquirer. The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2004 depict the results of operations and cash flows of HCD, MMI, IP2M, and DGI for the three and six months ended June 30,2004 and the results of operations and cash flows of HCD DGI, MMI, IP2M from March 1, 2003, (effective date of the acquisition) to June 30 2004. The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2004 depict the results of operations and cash flows of HCD, MMI, IP2M, and DGI.

NOTE 3 -          ACQUISITIONS

ACQUISITION OF HCD

On November 6, 2002, the Company entered into an Agreement for Merger (the "Agreement") with HCD. On February 27, 2003, the Agreement was amended and the merger was consummated. It became effective on March 1, 2003.

The consideration paid by the Company for the acquisition consisted of 30,075,219 shares of the Company's common stock and 183,235 shares of the Company's Class B-1 preferred stock. The agreement called for an additional $1,650,000 in financing. One of the Company's major shareholders had agreed to assure that at least $650,000 will be raised and had agreed to post negotiable collateral against its obligation to purchase up to 3,513,514 shares of the Company's common stock. The parties subsequently canceled the shareholder's guarantee that $650,000 will be raised and its obligation to purchase up to 3,513,514 shares of the Company's common stock. In return, the shareholder returned to the Company 3,500,000 of the company's common stock that it owned. The 3,500,000 shares were accounted for as a reduction of the purchase price, resulting in net shares of common stock of 26,575,219 issued to HCD. The consideration also included $76,958 of estimated transaction costs.

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

                      DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2004 (UNAUDITED)

ACQUISITION OF HCD - Continued

The following set forth the consideration paid by the Company, which may be subject to certain adjustments:

      Restricted common shares (26,575,219 at $0.03 per share)     $   797,257
      Restricted preferred shares (183,235 at $1.20 per share)         219,882
      Estimated transaction costs                                       76,958
                                                                   -----------

        Total Purchase Price                                       $ 1,094,097
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

The following table set forth the preliminary allocation of the purchase price to DGI's tangible and intangible assets acquired and liabilities assumed as of December 31, 2002:

      Cash                                                         $    54,111
      Accounts receivable                                              461,099
      Inventory                                                         12,858
      Prepaid expenses and other current assets                        256,289
      Property and equipment                                           128,300
      Other receivable                                                 100,000
      Other assets                                                      15,457
      Goodwill                                                       3,820,664
      Accounts payable and accrued expenses                         (2,581,957)
      Deferred revenue                                                (405,442)
      Other current liabilities                                       (227,039)
      Short term debt                                                 (540,243)
                                                                   -----------

         Total                                                     $ 1,094,097
                                                                   ===========

ACQUISITION OF IP2M

On November 23, 2002, the Company entered into a Letter of Intent relative to its proposed acquisition of IP2M. On February 24, 2003, the acquisition was finalized and the merger was consummated. It became effective on March 1, 2003.

The consideration paid by the Company for the acquisition consisted of 6,191,029 shares of the Company's common stock and 44,312 shares of the Company Class B-1 preferred stock. In

                      DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2004 (UNAUDITED)

ACQUISITION OF IP2M (CONTINUED)

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
                                                                    ==========

                      DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2004 (UNAUDITED)

PRO-FORMA RESULTS OF OPERATIONS

The following set forth the Company's results of operations for the three months ended June 30, 2004 with comparative results of operations for the three months ending June 30, 2003, as if the acquisitions of HCD and IP2M had taken place at the beginning of 2003. The 2004 amounts include the results of operations for all entities excluding Data Dialog, Inc. The 2003-proforma amounts have been restated to include only the remaining entities.

                                                    Three           Three
                                                    Months          Months
                                                    Ending          Ending
                                                 June 30, 2004   June 30, 2003
                                                 -------------   -------------

REVENUE                                           $1,857,416      $2,348,456

COST OF SALES                                        747,922       1,553,764
                                                  ----------      ----------

GROSS PROFIT                                       1,109,494         794,692

OPERATING EXPENSES:
Selling, General and Administrative Expenses       1,103,515       1,291,393
                                                  ----------      ----------

TOTAL OPERATING EXPENSE                            1,103,515       1,291,393
                                                  ----------      ----------

INCOME (LOSS) FROM OPERATIONS                          5,979        (492,539)

Other Income (Expenses):
Interest expenses                                    (14,052)         (9,580)
Other expenses                                       (13,285)
Other income                                           2,047
Forgiveness of Debt                                  161,737
                                                  ----------      ----------
Total Other Income (Expense)                         136,447          (9,580)
                                                  ----------

Profit/(Loss) from continuing operations             142,426        (506,281)
                                                  ----------      ----------

Discontinued Operations                              (64,447)        (39,185)
                                                  ----------      ----------

Net Profit/(Loss)                                 $   77,979      $ (545,466)
                                                  ==========      ==========

                      DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2004 (UNAUDITED)

PRO-FORMA RESULTS OF OPERATIONS

The following set forth the Company's results of operations for the six months ended June 30, 2004 with comparative results of operations for the six months ending June 30, 2003, as if the acquisitions of HCD and IP2M had taken place at the beginning of 2003. The 2004 amounts include the results of operations for all entities excluding Data Dialog, Inc. The 2003-proforma amounts have been restated to include only the remaining entities.

                                                      Six             Six
                                                     Months          Months
                                                     Ending          Ending
                                                  June 30, 2004   June 30, 2003
                                                  -------------   -------------

REVENUE                                             3,604,969       4,277,789

COST OF SALES                                       1,635,349       2,726,376
                                                    ---------     -----------

GROSS PROFIT                                        1,969,620       1,551,413

OPERATING EXPENSES:
Selling, General and Administrative Expenses        2,099,612       2,372,229
                                                    ---------     -----------

TOTAL OPERATING EXPENSE                             2,099,612       2,372,229
                                                    ---------     -----------

INCOME (LOSS) FROM OPERATIONS                        (129,992)       (820,816)

Other Income (Expenses):
Interest expenses                                     (32,512)       (115,924)
Other expenses                                        (13,285)
Other income                                            1,947            252
Forgiveness of Debt                                   254,100
                                                    ---------     -----------
Total other income (expenses)                         210,251        (115,672)
                                                    ---------     -----------

Profit/(Loss) from continuing operations               80,259        (936,488)
                                                    ---------     -----------

Discontinued Operations                               (64,447)       (217,062)
                                                    ---------     -----------

Net Profit/(Loss)                                   $  15,812     $(1,153,550)
                                                    =========     ===========

                      DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2004 (UNAUDITED)

ACTUAL RESULTS OF OPERATIONS

The following set forth the Company's actual results of operations for the three months ended June 30, 2004, with comparative actual results of the continuing operations for the three months ended June 30, 2003

                                                     Three Months   Three Months
                                                        Ending        Ending
                                                    June 30, 2004  June 30, 2003
                                                    -------------  -------------

REVENUE                                              $ 2,137,254    $ 2,348,456

COST OF SALES                                            858,005      1,553,764
                                                     -----------    -----------

GROSS PROFIT                                           1,279,249        794,692

OPERATING EXPENSES:
Selling, General, and Administrative Expenses          1,421,929      1,291,393
                                                     -----------    -----------
TOTAL OPERATING EXPENSE                                1,421,929      1,291,393
                                                     -----------    -----------

INCOME (LOSS) FROM OPERATIONS                           (142,680)      (496,701)
                                                     -----------    -----------

Other Income (Expenses):
Interest expenses                                        (14,052)        (9,580)
Forgiveness of Debt                                      161,737
Other Income                                               2,047
Other expenses                                           (13,385)
                                                                    -----------
Total other income (expenses)                            136,347         (9,580)
                                                     -----------    -----------
Loss Before Discontinued Operations                       (6,333)      (506,281)
                                                     -----------    -----------

Discontinued Operations                                  (64,447)       (31,998)
                                                     -----------    -----------

Net Loss                                                 (70,780)      (538,279)
                                                     ===========    ===========

                      DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2004 (UNAUDITED)

ACTUAL RESULTS OF OPERATIONS

The following set forth the Company's actual results of operations for the six months ended June 30, 2004, with comparative actual results of the continuing operations for the six months ended June 30, 2003


                                                      Six Months     Six Months
                                                        Ending        Ending
                                                    June 30, 2004  June 30, 2003
                                                    -------------  -------------

REVENUE                                              $ 4,082,685    $ 3,480,880

COST OF SALES                                          1,797,975      2.240,554
                                                     -----------    -----------

GROSS PROFIT                                           2,284,710      1,240,326
                                                     -----------    -----------

OPERATING EXPENSES:
Selling, General, and Administrative Expenses          2,812,874      1,787,087
                                                     -----------    -----------
TOTAL OPERATING EXPENSE                                2,812,874      1,787,087
                                                     -----------    -----------

INCOME (LOSS) FROM OPERATIONS                           (528,164)      (546,761)
                                                     -----------    -----------

Other Income (Expenses):

Interest income                                                               2
Interest expenses                                        (32,512)      (115,924)
Other income                                               1,947
Forgiveness of Debt                                      255,400
Other expenses                                           (13,285)
                                                     -----------    -----------
Total other income (expenses)                            211,550       (129,924)

Loss Before Discontinued Operations                     (316,614)      (676,267)

Discontinued Operations                                  (64,447)       (60,305)
                                                     -----------    -----------

Net Loss                                             $  (381,061)   $  (736,572)
                                                     ===========    ===========

NOTE 4 -          GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements have been presented assuming the continuity of the Company as a going concern. However, the Company has incurred substantial losses resulting in an accumulated deficit of $7,963,987 as of June 30, 2004. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.

Management's plans with regards to this issue are as follows:

                      DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2004 (UNAUDITED)

LIQUIDITY

o During the second quarter of 2004, the Company converted approximately $227,000 of liabilities to equity. The Company continues to pursue appropriate financing opportunities such as factoring of accounts receivables, issuance of convertible debentures, and other equity related financing options.

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

NOTE 5 -        LOANS AND NOTES PAYABLE

Loans and notes payable consisted of the following as of June 30, 2004

Convertible notes in the aggregate amount of $100,000 due to three former IP2M note holders assumed by the Company. The notes are due August 31, 2004. The notes bear interest at the rate of
10% per annum. The notes are convertible into shares of the
Company's common stock. The number of shares to be issued upon conversion will be determined by the closing bid price of the
Company's common stock on the date of conversion. Each holder is entitled to convert up to 25% of the initial balance of the note
(including accrued interest) each month. During the Second
Quarter of 2004 $75,000.00 of Notes were converted to Common
Stock                                                              $     25,000

$115,000 revolving credits agreement with a commercial bank
renewable every year until October 13, 2004. The line of credit bears interest at prime plus 2% per annum and is personally
guaranteed by one of the Company's shareholders.                   $    107,742

                      DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2004 (UNAUDITED)

Small business loan assumed upon the purchase of Azimuth Target
Marketing. The loan bears interest at prime plus 21/4% per annum,
due in equal installments over 36 months, maturing during 2004.    $      6,563

Line of credit agreement with Dell Financial Corporation for equipment purchase. The agreement provides for monthly payments
of $414.                                                           $     8,966
                                                                   -----------

Total loans and notes payable                                      $   148,271

Less: Current maturities                                           $  (148,271)
                                                                   -----------

Long Term Debt                                                     $     - 0 -
                                                                   ===========

NOTE 6 -  EQUITY

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

During the quarter ending June 30, 2004, certain creditors of Dialog Group and its subsidiaries agreed to settle the remaining parts of their claims for 18,458,878 shares of common stock. At the time of settlement, this common stock was valued at an aggregate of $18,459 due to the restrictions on resale and the size of the blocs relative to the capacity of the market. The creditors included Peter DeCrescenzo ($79,679 forgiven, 3,983,927 shares), Cindy Lanzendoen

                      DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2004 (UNAUDITED)

($79,412 forgiven, 3,970,608 shares), Vincent DeCrescenzo, Sr. ($58,643 forgiven, 2,932,147) shares, and Richard Kundrat (3,983,927 shares in lieu of monthly director's fees). Each creditor represented itself in writing to be an accredited investor who was purchasing these shares for its own investment and agreed to restrictions on resale placed with the Company's transfer agent and the printing of a legend on his certificate. Because of these factors, this sale is exempt from registration under the Securities Act as not involving a public distribution under section 4(2).

During the second quarter, a note holder converted a total of $75,000 of principal and $8,971 in accrued interest into 4,155,178 shares of common stock. Pursuant to an opinion of the note holders counsel, the shares were issued without legends or stop orders because the notes converted pursuant to 3(a)(9) has been issued more than two years before conversion and, pursuant to Rule 144(k), the certificates evidencing the shares could be so issued.

In June 2004, a bankruptcy creditor was issued 12,500 shares of common stock for her Class 8 bankruptcy claims at the rate of one share for each four dollars of court approved claim. The issuance of the common stock to creditors is exempt from the registration requirements of Section 5 of the Securities Act pursuant to section 1145 of the United States Bankruptcy Act.

During the quarter ending June 30, 2004, the Company eliminated its Class C preferred stock

CONVERSION OF PREFERRED STOCK INTO COMMON STOCK

During this quarter, a former TDMI shareholder converted 1,320 shares of Class B Preferred Stock into 52,800 shares of Common Stock. The certificate issued upon conversion bore Securities Act legends and stop orders have been recorded with the transfer agent. These transactions were exempt from registration under
Section 3(a)(9) of the Securities Act of 1933 because they were exchanged by Dialog Group with the holders of its existing preferred stock exclusively and no commission or other remuneration is paid or given directly or indirectly for soliciting the exchange.

CLASS E PREFERRED STOCK DIVIDENDS

During the second quarter, the Board decided to pay the quarterly dividends on the Company's Class E Preferred Stock in shares of common stock. The dividends, at a rate of $400 per share per quarter, for the last quarter of 2003 and the first quarter of 2004 had not been paid. Pursuant to the provisions of the Class E Preferred Stock Declaration, shares of common stock, based on the average closing price for the shares during the last 20 trading days before the dividends were due, can be paid in lieu of cash. During April, a total of 1,109,384 shares were issued to settle $71,000 of dividends due at that time. The holders of the Class E Preferred Stock had represented themselves in writing to be accredited investors who were purchasing those shares and any shares issued as dividends for their own investment and agreed to restrictions on resale placed with the Company's transfer agent and the printing of a legend on his certificate. Because of these factors, this issuance is exempt from registration under the Securities Act as not involving a public distribution under section 4(2).

                      DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2004 (UNAUDITED)

NOTE 7 -        RELATED PARTY TRANSACTIONS

RENT FROM RELATED PARTIES

The Company leases an apartment from a company controlled by two of its shareholders and executives. Rent expense paid to these related parties amounted to $5,800 during the quarter ended June 30,2004, and $17,200 for six months ended June 30, 2004.

NOTE 8 -       SEGMENT DISCLOSURES

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

                      DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2004 (UNAUDITED)

   Quarter ended June 30, 2004  (Pro-Forma)

                                                                                            Consolidated
                                                   DGI        Healthcare        Data            Total

REVENUE                                                       $ 1,002,153    $   855,263    $ 1,857,416

COST OF SALES                                                     413,905        334,017        747,922
                                                              -----------    -----------    -----------

GROSS PROFIT                                                      588,248        521,246      1,109,494

OPERATING EXPENSES:

Selling, General and Administrative Expenses   $   543,214        143,285        417,016      1,103,515
                                               -----------    -----------    -----------    -----------

TOTAL OPERATING EXPENSE                            543,214        143,285        417,016      1,103,515
                                               -----------    -----------    -----------    -----------

INCOME (LOSS) FROM OPERATION                      (543,214)       444,963        104,230          5,979
                                               -----------    -----------    -----------    -----------

Other Income (Expenses):

Interest expenses                                   (5,570)        (8,459)           (23)       (14,052)
Other expenses                                      (2,704)       (10,581)       (13,285)
Other income                                         1,962             85          2,047
Forgiveness of Debt                                  9,888        109,099         42,750        161,737
                                               -----------    -----------    -----------    -----------
Total other income (expenses)                        1,614         92,021         42,812        136,447
                                               -----------    -----------    -----------    -----------

INCOME/(LOSS) FROM CONTINUING OPERATIONS          (541,600)       536,984        147,042        142,426
                                               -----------    -----------    -----------    -----------

Income/(Loss) from Discontinued Operations         (39,025)       (25,422)       (64,447)
                                                              -----------    -----------    -----------

Net Profit/(Loss)                                 (580,625)       511,562        147,042         77,979
                                               ===========    ===========    ===========    ===========
    Quarter ended June 30, 2003 (Pro-Forma)
                                                                                            Consolidated
                                                   DGI        Healthcare        Data           Total

REVENUE                                                       $ 1,413,969    $   934,487    $ 2,348,456

COST OF SALES                                                   1,088,559        465,205      1,553,764
                                                              -----------    -----------    -----------

GROSS PROFIT                                       325,410        469,282        794,692

OPERATING EXPENSES:
Selling, General and Administrative Expenses   $   750,594        328,968        211,831      1,291,393
                                               -----------    -----------    -----------    -----------
TOTAL OPERATING EXPENSE                            750,594        328,968        211,831      1,291,393
                                               -----------    -----------    -----------    -----------
INCOME (LOSS) FROM OPERATION                      (750,594)        (3,558)       257,451       (496,701)
                                               -----------    -----------    -----------    -----------

                       DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2004 (UNAUDITED)

Other Income (Expenses):
Interest expenses                                   (2,500)        (7,080)                       (9,580)
                                               -----------    -----------                   -----------

Total other income (expenses)                       (2,500)        (7,080)                       (9,580)
                                               -----------    -----------                   -----------

INCOME/(LOSS) FROM CONTINUING OPERATIONS          (753,094)       (10,638)       257,451       (506,281)

Income/(Loss) from Discontinued Operations          14,611            440        (54,236)       (39,185)
                                               -----------    -----------    -----------    -----------

Net Profit/(Loss)                                 (738,483)       (10,198)       203,215       (545,466)
                                               ===========    ===========    ===========    ===========
  Six Months ended June 30, 2004 (Pro-Forma)
                                                                                           Consolidated
                                                   DGI        Healthcare        Data          Totals
REVENUE                                                       $ 1,935,970    $ 1,669,000    $ 3,640,970

COST OF SALES                                                     863,223        772,126      1,635,349
                                                              -----------    -----------    -----------

GROSS PROFIT                                                    1,072,747        896,874      1,969,621

OPERATING EXPENSES:

Selling, General and Administrative Expenses   $ 1,148,500        342,431        657,681      2,099,612
                                               -----------    -----------    -----------    -----------

TOTAL OPERATING EXPENSE                          1,148,500        342,431        657,681      2,099,612
                                               -----------    -----------    -----------    -----------

INCOME (LOSS) FROM OPERATION                    (1,148,500)       730,316        239,193       (129,991)

Other Income (Expenses):

Interest expenses                                  (15,864)       (16,625)           (23)       (32,512)
Other expenses                                      (2,704)       (10,581)                      (13,285)
Other income                                         1,962             85                         2,047
Forgiveness of Debt                                102,152        109,099         42,749        254,000
                                               -----------    -----------    -----------    -----------
Total other income (expenses)                       83,584         83,855         42,812        210,251
                                               -----------    -----------    -----------    -----------

INCOME/(LOSS) FROM CONTINUING OPERATIONS        (1,064,916)       814,171        282,005         80,260
                                               -----------    -----------    -----------    -----------


INCOME/(LOSS) FROM DISCONTINUED  OPERATIONS        (37,024)       (25,422)                      (64,446)
                                               -----------    -----------                   -----------

NET INCOME/(LOSS)                              $(1,103,940)   $   788,749    $   282,005    $    15,814
                                               ===========    ===========    ===========    ===========

                      DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2004 (UNAUDITED)

  Six Months ended June 30, 2003 (Pro-Forma)
                                                                                           Consolidated
                                                   DGI        Healthcare        Data          Totals
REVENUE                                                       $ 2,718,479    $ 1,559,310    $ 4,277,789

COST OF SALES                                                   1,847,829        878,547      2,726,376
                                                              -----------    -----------    -----------

GROSS PROFIT                                                      870,650        680,763      1,551,413

OPERATING EXPENSES:

Selling, General and Administrative Expenses   $ 1,148,598        826,053        397,578      2,372,229
                                               -----------    -----------    -----------    -----------

TOTAL OPERATING EXPENSE                          1,148,598        826,053        397,578      2,372,229
                                               -----------    -----------    -----------    -----------

INCOME (LOSS) FROM OPERATION                    (1,148,598)        44,597        283,185       (820,816)

Other Income (Expenses):
Interest expenses                                  (50,833)       (65,091)      (115,924)
Other income                                           250              2            252
                                               -----------    -----------    -----------    -----------
Total other income (expenses)                      (50,583)       (65,089)      (115,672)

INCOME/(LOSS) FROM CONTINUING OPERATIONS         1,199,181)        20,492)       283,185       (936,488)
                                               -----------    -----------    -----------    -----------

INCOME/(LOSS) FROM DISCONTINUED OPERATIONS           5,204         (2,523)      (219,743)      (217,062)
                                               -----------    -----------    -----------    -----------

NET INCOME/(LOSS)                              $(1,193,977)   $   (23,015)   $    63,442)   $(1,153,550)
                                               ===========    ===========    ===========    ===========

                      DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2004 (UNAUDITED)

NOTE 9 -      STOCK OPTIONS

Effective January 1, 2003, the Company adopted the recognition provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure. Prior to 2002, the Company accounted for employee stock options using the provisions of APB No. 25 "Accounting for Stock Issued to Employees" and related interpretations. During the quarter ended June 30, 2004, 1,925,000 stock options were granted to employees, non-employee directors, officers and consultants. 575,000 of these options vested during the quarter, while 1,213,946 options vested in the six months ending June 30, 2004.

Stock options activity for the six months ending June 30, 2004 is as follows:

                                                   Number       Weighted Average
                                                 Of Shares      Exercise Price
Balance, December 31, 2003                       1,737,448              $0.18
Options Granted                                  1,925,000              $0.036
Options Forfeited                                        0               0
Options Expired                                          0               0
Options Excerised                                        0               0
                                                 ----------------------------
Options outstanding, June 30, 2004               3,662,448              $0.14
                                                 ============================

NOTE 10 -         LITIGATION

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

In June of 2003, a Company vendor commenced an action against Healthcare Dialog, Inc, a subsidiary. The complaint seeks $85,076 for printing services and attorney's fees. The Company has accrued an amount for which it believes that a settlement will be reached. Payments are currently being made. At June 30, 2004, approximately $35,000 is the unpaid balance.

In December 2003, the Company was named in a suit with Chrisom, Inc. Prior to the Company's acquisition of Healthcare Horizon, a judgment was awarded to Chrisom. The amount is accrued in the financial statements of the Company

Healthcare Horizons, Inc., a discontinued subsidiary vendor filed an action against the subsidiary claiming unpaid invoices of approximately $54,000. The Company is working directly with the vendor's lawyers to resolve this matter. The full amount is accrued in the financial statements of Healthcare Horizons, Inc.

An action was filed against the Company by Wells Fargo Financial Leasing, Inc. for non payment of equipment lease commitments made by Healthcare Dialog, Inc. Subsequent to year end, a settlement was reached and the agreement is executed by both parties. The amount is fully recorded in the financial statements of the Company

                      DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2004 (UNAUDITED)

A supplier, Collins Ink, in June 2004, obtained a judgment of $92,347 for unpaid invoices. The full amount is recorded in the financial statements of the Company.

In June 2004 Label Source, obtained a judgment of $121,037 for unpaid invoices. The full amount is recorded in the financial statements of the Company

USA Direct, in April 2004 obtained a $39,025 judgment related to a discontinued operation of the Company. This amount is fully accrued in the financial statements of the Company.

In April 2004 PR Newswire, obtained a $8,900 judgment against the Company for unpaid invoices. The amount is fully recorded in the financial statements of the Company.

EMPLOYEES

In April 2003, Dialog Group received a summons from a Colorado State District Court seeking to enforce a former employee's termination agreement. A settlement agreement was reached for $47,330. TDMI, a discontinued subsidiary, made payments of approximately $33,000 during 2003. The current balance of $5,666 is accrued in the Company's financial statements

In April 2003, two former employees commenced arbitration proceeding against the Company relating to their termination of employment. The employees seek damages totaling $375,789. TDMI, a discontinued subsidiary, has accrued $147,000 against this potential liability and is contesting both claims. This potential liability is relieved through the disposition of the subsidiary.

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

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

     Dialog Group's consolidated operations reflected in this quarter's and the first half year's financial statements include only both its remaining divisions. The consolidated results of operations for the quarters and the six month periods ended June 30, 2004 and 2003 are being presented on a pro-forma basis, which includes the results of operations of Dialog Group and its subsidiaries. These reports exclude the results of operations for the two subsidiaries which were sold before the end of the last fiscal year. Management believes these comparative results of operations are more meaningful then the actual results of operations that include operations from the date of acquisition only for the accounting acquirees and would also include the results of discontinued operations. Dialog Group's consolidated result of operations and consolidated balance sheet for both 2003 and 2004 include only remaining units.

DESCRIPTION OF THE DIVISIONS

     Dialog Group, Inc. (DLGG) is a publicly traded corporation, headquartered at 257 Park Avenue South, 12 Floor New York, New York 10010, with offices in Valencia, California; Sunrise, Florida; and Houston, Texas. The company's two divisions, Data Dialog and Healthcare Dialog, provide a combination of traditional advertising (print, broadcast) and marketing services (broadcast, new media, and internet-based promotional venues); as well as a broad spectrum of proprietary and exclusive databases for healthcare, pharmaceutical, consumer and business-to-business market clients. The company owns and/or has licensing rights to over 75 Web sites, 9 databases, and 5 products.

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

     HEALTHCARE DIALOG DIVISION

    nFUSION delivers advertising, relationship marketing, and communications services to the healthcare industry. Clients use its strategic and creative services to build comprehensive programs for healthcare professionals, consumers, and sales representatives. These include training materials development, patient and professional education materials distribution, and targeted direct mail and advertising campaigns. Clients rely on nFusion's interactive services to produce sophisticated promotional Web sites, educational Web sites, interactive training and educational CD-ROMs, Internet advertising, e-mail campaigns, and proprietary marketing programs.

     +MEDIA'S platform provides, maintains, and delivers healthcare content across a national network of local TV and Radio station's Web sites. The content
- over 15,000 text articles - attracts millions of health information seekers to the broadcast stations' Web sites for a combined US household penetration of 80%. Here, client public relations, promotional, and educational material are blended into a seamless presentation for maximum viewer impact. To maintain repeat traffic, all features are refreshed regularly.

     IDATA uses proprietary technologies to support health care and pharmaceutical clients in their direct marketing efforts, clinical trial recruitment, and consumer/patient market research efforts. It offers unique healthcare data on over 1.2 million households, which serves as the foundation for the highly targeted and efficient communication plans of pharmaceutical companies, retailers, and other healthcare companies. Its exclusive data is compiled from respondents who agree to telephone interviews. The primary function of this business unit is to identify patient/consumer targets and enhance patient/consumer databases. Working with +Media, iData also offers data gathering programs over the Internet.

     DATA DIALOG DIVISION

     DATA DIALOG MARKETING serves the direct marketing needs of small and medium-sized businesses with systems and tools that generate business and consumer prospect leads, data services, and streamline business processes by integrating the collection and distribution of data. Data Dialog Marketing offers a host of data-related services, such as targeted marketing lists, turnkey direct mail programs, and data-cleansing to multiple market segments including insurance, financial planning, real estate, auto dealerships and other segments that are users of direct mail and prospect marketing. Data Dialog Marketing also offers a unique service featuring limited selections of high-quality data specifically designed for the small business segment. The unit markets a proprietary online list creation tool, Data Dialog Select.

     DATA DIALOG DIGITAL is a customer data integration product that automatically appends names and addresses to telephone numbers on calls made by consumer and business customers to telephone call centers. Data Dialog Digital primarily markets its products to telephone bureaus operating in-bound and blended call centers with 5 to 500 seats. This represents more than 100,000 sites worldwide. Data Dialog Digital currently has contracts with 40 end user companies and 20 reseller organizations in this market segment and an additional 20 agreements with resellers which service this market. The real time format of this unit's products gives customers instant access to data, and speeds up their promotional efforts and improves customer service.

     MAIL MOGUL brings one-stop shopping to the small- to medium-sized mail shop industry. Its "Hot Leads" product is this market's first online commerce center to link customers who need direct mail job quotes with mail shops and direct marketing service organizations with letter-shop capabilities. Mail Mogul helps mail shops improve their business opportunities through a total-business-solutions approach. Mail Mogul provides mail shop and corporate mailrooms with data for resale to their customers and for internal use.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004

     Dialog Group

     The strategies implemented to redefine the Company to reduce expenses, improve margins, and exit unprofitable businesses is beginning to reach fruition. Revenues for the quarter ended June 30, 2004, including sales of $280,000 from the company's new Data Dialog division was $2,137,000 compared with $2,348,000 for the quarter ended June 30, 2003. Sales were equally divided between Healthcare Dialog and Data Dialog in the quarter: data sales constituted a greater portion of the total when sales of Healthcare Dialog's iData are factored in.

     Low margin off line media placement was off from the same quarter a year ago as a result of management's conscious decision not to compete in this low margin highly completive category. A one-time recognition of $125,000 of sales in Mail Mogul during the second quarter of 2003 also contributed to the company's revenue reduction for the quarter when compared to last year.

     Costs of Revenues for the quarter ended June 30, 2004 was $858,000 or 40% of sales, compared with $1,554,000 or approximately 66% of sales in the quarter ended June 30, 2003. Management's efforts to reduce Cost of Revenue continued to bear fruit in this quarter and were a significant factor in the overall improvement in the performance of Dialog Group. The increase in the portion of sales in high margin categories of business, relationships with new data suppliers, and the utilization of company data assets rather than relying on external sources will continue to drive down Cost of Revenue in the quarters ahead. The reclassification of about $125,000 to Operating Expenses in the company's Mail Mogul business also helped to reduce the Cost of Sale percentage. Also, Cost of Revenues is additionally reduced by approximately $110,000 during the second quarter of 2004 as a result of Management's review and analysis of accruals and adjustment to current estimates. As a result of these factors, gross profits were up almost 60% for the quarter compared to a year ago, an improvement of slightly less than one half million dollars. The gross margin for the quarter was about 60% vs. about 34% for the same quarter a year ago. The sources of the revenue and costs for each division are further discussed below.

     Operating Expenses for the quarter ended June 30, 2004 was $1,422,000 compared with $1,291,000 for the quarter ended June 30, 2003. Expenses associated with a public company, the company's efforts to invest in additional sales staff for Data Dialog, traditionally less productive during their initial employment period, and an investment in a new online data delivery platform make up a majority of the increase in operating expenses. In addition, expense relating to commissions paid was reclassified to Operating Expenses in 2004. Operating expenses in several divisions, as well as central expenses, were additionally reduced by $72,000 during the second quarter of 2004 through forgiveness of debt and settlement of additional claims for common stock.

     Loss from Operations was $143,000 for the quarter ended June 30, 2004 compared with a loss of $497,000 for the quarter ended June 30, 2003 an improvement of over $354,000.

     The Net Loss for the quarter ended June 30, 2004 was $70,800 compared with a Net Loss of $538,000 in the quarter ended June 30, 2003, representing an improvement of $467,000.

     Healthcare Dialog Division

     For the three months ended June 30, 2004, the Healthcare Dialog division's total consolidated revenues were approximately $1,002,000 as compared to approximately $1,414,000 for the same period ended June 30, 2003, a decrease of about $412,000 or about 29%. Sales in +Media were off from the same quarter a year ago. In the second half of 2003 the organization responsible for sales of +Media was moved from Houston to New York City in a effort to be closer to pharmaceutical companies and healthcare advertising agencies that are responsible for purchasing internet advertising for large pharmaceutical companies. As expected, the move had a negative impact on local Houston clients. Four new national clients were added in the second quarter of 2004. Management believes this decline in sales is temporary and expects the current strategy to yield more revenue than in the past once the efforts to increase profitable online inventory bear fruit.

     Sales in nFusion were down about $250,000 from the same period a year ago. The decline would have been about $100,000 had a major pharmaceutical client not moved a project contracted for in the second quarter to the third quarter. In addition, sales of low margin printing were down from a year ago same quarter. Resources that in the past were devoted to nFusion are being diverted to other businesses.

     The remaining healthcare business, iData signed a one-year contract with a major client who will be participating in the company's syndicated healthcare survey. None of the sales relating to the iData syndicated survey for the year to date has been recognized. Management believes once the surveys are conducted in the third quarter of 2004 the majority of sales invoiced and or contracted for can be recognized.

     The division's Costs of Revenue was $414,000 for the quarter ended June 30, 2004; representing 41% of revenue compared with $1,089,000 and 77% of revenue for the quarter ended June 30, 2003. This reduction in Cost of Revenues was $675,000. The Cost of Revenue improvement as a percentage of revenue was effected by a major factor. Management believed the +Media cost of inventory associated with almost one thousand radio station web sites made it difficult for this platform to produce sales at an acceptable gross profit rate and, in the fourth quarter of 2003, discontinued the relationship with the media organization which owns the radio stations. The current strategy is to capitalize on the more profitable TV station web site relationships and to find alternative web inventory which fits into the overall healthcare marketing plan while providing +Media with better margins. The division's Cost of Revenues are reduced by approximately net $61,000 arising from forgiveness of debt along with review and analysis of accrued expenses and update to current estimates.

     Gross Profit improvement more than compensated for the short fall in revenue for the quarter. Gross Profits for the quarter were about 80% above the same period a year ago, an increase of over $260,000. The Gross Margin was about 58% for the three months ended June 30, 2004.

     The Healthcare Dialog Division's consolidated Total Operating Expenses were approximately $143,000 for the three months ended June 30, 2004. This compares favorably with the approximately $329,000 for the same period ended June 30, 2003. Expenses as a percentage of sales in this quarter of 2004 were approximately 14% compared to approximately 23% for the same period a year ago. In this quarter in 2003, Healthcare expenses included the salaries of executives that in 2004 are charged to Dialog Group directly. In addition, Healthcare Dialog's rent in the second quarter of 2004 was reduced from 2003 as a result of the relocation of the Houston office and the expense related to the rent for offices in New York City being shared with Dialog Group.

     For the three months ended June 30, 2004, this division's consolidated Net Income from Operations was approximately $537,000. This represents an improvement from a Net Loss of $11,000 in the same period ending June 30, 2003, an improvement of approximately $548,000. Despite a decrease in sales, this division was able to improve Net Income from Operations as a result of a reduction in the Cost of Revenue, a reduction in actual expenses, and a change in focus to more profitable businesses. Net Income from Operations is increased approximately $108,000 from forgiveness of debt.

     Data Dialog Division:

     The analysis of the Data Dialog Division focus on the business remaining after the sale of ThinkDirectMarketing, Inc.: Mail Mogul for the both 2004 and 2003 and Data Dialog for 2004 only.

     Mail Mogul's revenue for the quarter was $855,000 compared to $934,000 for the same period a year ago. In the second quarter of 2003, a one-time adjustment was made to recognize about $125,000 in revenue from prior periods. A review of sales without this adjustment reveals some $76,000 or 9% more in sales for the quarter. Management's efforts to increase sales of data in this channel proved to be successful when compared to the second quarter of 2003. At the same time management has made no effort to increase sales in the low margin consumables classification, which has had a negative impact on revenue, but a positive impact on Gross Profit.

     The results were primarily due to additional sales staff, new customer acquisitions, and the growth of current customer purchases resulting from increased marketing efforts. For the quarter, as a result of the increase in data sales, ancillary services offered by Mail Mogul to its customers, such as National Change of Address (NCOA), also increased.

     Data Dialog had sales of $280,000 for the second quarter of 2004. Data Dialog Marketing Specialty List sales provided the greatest proportion of the revenue from this category with sales of the company's subscription products and packaged marketing service making up the balance. Sales increased in the 2nd quarter of 2004 over the first quarter as the result of a maturing and more efficient sales force, new sales management, a greater marketing effort and a more focused drive on providing full service direct mail campaign management products. The main sales lead generating source has been, and continues to be, the US Postal Service. During the 2nd Quarter, Data Dialog was in the top link placement of all merchant affiliates on USPS website, which drove a larger than normal number of referrals to the Data Dialog website.

     This division's Data Dialog Digital call center reverse append product enjoyed increased revenue from the first three month of the year. During the quarter contracts were signed with three new clients who should begin using the service in the third quarter.

     Mail Mogul's Costs of Revenue were $334,000 for the three months ended June 30, 2004, compared with $465,000 for the quarter ended June 30, 2003 an improvement of $131,000. Cost of Revenue dollars in 2004 no longer includes commissions to internal sales staff. As a result, about $120,000 was charged to operating expenses in 2004 that would have been Cost of Sales had the change in accounts not taken place. The Mail Mogul Gross Margin rate was up over ten points during the period from the same period a year ago to about 60%.

     Data Dialog's Costs of Revenue for the April through June of 2004 was $110,000, about 40% of sales.

     Mail Mogul's Operating Expenses were $441,000 for the quarter ended June 30, 2004 compared with $212,000 for the quarter ended June 30, 2003. A significant factor impacting this line was the reclassification of commissions paid in 2004, which was discussed above. Some of the other factors contributing to the increase were the increased rent associated with the larger offices the company leases this year and approximately $50,000 of internal allocations of costs from other business units.

     Data Dialog's Operating Expenses for the three-month period ending June 30, 2004 were $319,000. Selling and marketing expense of $227,000 made up the greatest portion, which include the initial investments in new sales staff and the cost of the existing sales group.

     Mail Mogul's Net Income from Operations for the quarter ended June 30, 2004 was $81,000 compared with $257,000 for the same quarter in 2003. The incremental $125,000 of revenue which was recognized in the second quarter of 2003 was a significant factor impacting the comparison from year to year.

     Data Dialog's Net Loss from Operations was $149,000 for the three months ended June 30, 2004. Investments made in sales staff and an online platform requires a sales level above that reached during the second quarter in order for this group to show a profit.

     During the second quarter of 2004, Mail Mogul's Other Income was $43,000 consisting principally of $38,000 from the forgiveness of debt. During the second quarter of 2003, Mail Mogul had no Other Income.

     Mail Mogul's Net Profit for the quarter ended June 30, 2004 was $124,000 compared with Net Profit of $257,000 for the quarter ended June 30, 2003.

     Data Dialog's second quarter Net Loss for 2004 was $149,000.

SIX MONTHS ENDED JUNE 30, 2004

     Dialog Group

     Revenues for the six months ended June 30, 2004 were $4,083,000 compared with $4,278,000 for the half year ended June 30, 2003. Sales were split evenly between the healthcare and data divisions. Sales from the data businesses including sales of data to healthcare clients. The strategies implemented to redefine the Company to reduce expenses, improve margins, and exit unprofitable businesses is beginning to reach fruition. This approach has had a positive impact on income and fostered the elimination of most of the unprofitable revenue from a year ago. A significant factor in first half revenue results is +Media. While Dialog Group remains committed to Healthcare Dialog's +Media platform sales in +Media were off from the same period a year ago. In the second half of 2003 the organization responsible for sales of +Media was moved from Houston to New York City in a effort to be closer to pharmaceutical companies and healthcare advertising agencies that are responsible for purchasing internet advertising for large pharmaceutical companies. As expected, the move had a negative impact on local Houston clients.

     Costs of Revenues for the six months ended June 30, 2004 were $1,798.000 just over 44% of sales, compared with $2,726,000 or approximately 64% of sales in the half year ended June 30, 2003. The achievement of the goal to reduce Cost of Revenue significantly factors in the overall improvement of Dialog Group. The increase in the portion of sales in high margins categories of the business, relationships with new data suppliers, and the utilization of company assets rather than relying on external sources have and will continue to drive down Cost of Revenue. The reclassification of about $160,000 to Operating Expenses in the company's Mail Mogul business also helped to reduce the Cost of Revenues. As a result of these factors, Gross Profit is up for the half compared to a year ago, an improvement of over one million dollars. The gross margin for the quarter was about 56% vs. 45% for the same period a year ago.

     Operating Expenses for the half year ended June 30, 2004 was $2,813,000 compared with $2,372,000 for the same period ended June 30, 2003. The company's efforts to invest in additional sales staff that is traditionally less productive in generating sales during their initial employment period, an investment in an online data delivery platform, and a more extensive marketing program also contributed to the increase in operating expenses. The reclassification in Mail Mogul from Cost of Revenue to Operating Expense commented on earlier contributed to the increase as well. Depreciation and amortization increases make up the balance of the increase in operating expenses. Operating Expenses in several divisions, as well as central expenses were additionally reduced in 2004 through forgiveness of debt.

     Losses from Operations were $528,000 for the six months ended June 30, 2004 compared with $821,000 for the half year ended June 30, 2003, an improvement of close to $300,000.

     Net Other Income was $211,000 for the six months ended June 30, 2004 compared with a Net Other Loss of $116,000 for the same period ended June 30, 2003, an improvement of almost $327,000. The company's Other Income for the first half of this year included interest expenses of approximately $32,000, $101,000 arising primarily from review of accrued expenses and adjustment to current estimates, and $156,000 arising from forgiveness of debt and settlement of additional claims for common stock.

     All of the Other Income for 2003 was interest expense.

     The Net Loss for the six month's ended June 30, 2004 was $381,000 compared with $936,000 in the half year ended June 30, 2003, representing an improvement of about $555,000 from the same quarter a year ago.

     Healthcare Dialog Division

     For the six months ended June 30, 2004, the Healthcare Dialog divisions total consolidated revenues were approximately $1,936,000 as compared to approximately $2,718,000 for the first half of 2003 a decrease of $782,000. Sales in +Media were off from the same period a year ago. In the second half of 2003 the organization responsible for sales of +Media was moved from Houston to New York City in a effort to be closer to pharmaceutical companies and healthcare advertising agencies. As expected, the move had a negative impact on local Houston clients. Sales in nFusion were down from the same period a year ago. The decline would have been less had a major pharmaceutical client not moved a project contracted for in the second quarter to the third quarter. In addition sales of low margin printing were down from a year ago. None of the sales relating to the iData syndicated survey for the year to date has been recognized; management believes once the surveys are conducted in the third quarter of 2004 the majority of sales invoiced and or contracted for can be recognized. iData, had its first international data sale in the first half of 2004 capitalizing on the growing trend of citizens of the United States filling medical prescriptions from Canadian companies.

     The division's Costs of Revenue was $863,000 for the first half of 2004; representing 44% of revenue compared with $1,848,000 and 68% of revenue for the first half of 2003. The reduction in Cost of Revenues was $985,000. The current strategy is to capitalize on the more profitable TV station web site relationships and to find alternative web inventory which fits into the overall healthcare marketing plan while providing +Media with better margins.

     Gross Profit improvement significantly impacted operating results for the first half of 2004. Gross Profit for the first half of 2004 was $1,073,000, an increase of over $200,000 from the same period a year ago. The Gross Margin was about 55% for the six months ended June 30, 2004. Gross Profit was ahead of the same six months a year ago as a result of the +Media business which operated at less than 25% margins a year ago making up less of the total sales of Healthcare Dialog than it did for the comparable period of 2003.

     The Healthcare Dialog Division's consolidated Total Operating Expenses were approximately $342,000 for the six months ended June 30, 2004. This one aspect compares most favorably with the approximately $826,000 for the same period ended June 30, 2003 and had the greatest impact on results. Operating Expenses as a percentage of sales in this half of 2004 were 18% compared to approximately 30% for the same period a year ago. In the first half of 2003, Healthcare expenses included the salaries of executives that in the same period in 2004 are charged to Dialog Group directly. In addition, Healthcare rent in the first six months of 2004 was reduced from 2003 as a result of the relocation of the Houston office and the expense related to the rent for offices in New York City being shared with Dialog Group.

     For the six months ended June 30, 2004, this division's consolidated Net Income from Operations was over $814,000. This represents an improvement from the net loss of $20,000 in the same period ending June 30, 2003, an improvement of $834,000. Despite a decrease in sales, this division was able to improve Net Income from Operations as a result of a reduction in the Cost of Revenue and a reduction in actual expenses including a reduction in the number of employees, coupled with expenses being moved to Dialog Group corporate and a decrease in depreciation along with approximately $111,000 arising from.

     Data Dialog Division:

     The analysis of the Data Dialog Division focus on the business remaining after the sale of TDMI: Mail Mogul for the both 2004 and 2003 and Data Dialog 2004 only.

     Mail Mogul's revenue was $1,669,000 for the first six months of 2004 which compared favorably to the $1,559,000 in revenue in the comparable period of 2003. This represents an improvement of over one hundred thousand dollars or over 6%. The company's efforts to increase sales of data in its mail shop channel proved successful. Mailing List sales nearly doubled in the first half compared to the same period a year ago. Improved results were primarily due to additional sales staff, new customer acquisitions, and the growth of current customer purchases resulting from increased marketing efforts. For the year to date, as a result of the increase in data sales, ancillary data services offered by Mail Mogul to its customers, such as National Change of Address (NCOA), also increased. During the first half of 2004, Mail Mogul's "Hot Lead" sales remained constant from a year ago. Sale of consumables decreased during the first half when compared to the first half of last year as a result of the company's conscious decision not to provide marketing support to this low margin category.

     Data Dialog had sales of $478,000 for the first half of 2004. Data Dialog Marketing Specialty List sales provided the greatest proportion of the revenue for this company with sales of the company's subscription products and packaged marketing service making up the balance The main sales lead generating source has been, and continues to be, the US Postal Service. Year to date, Data Dialog is in the top link placement of all merchant affiliates on USPS website, which drove a large number of referrals to the Data Dialog website.

     This division's Data Dialog Digital call center reverse append product enjoyed increased revenue. During the half ending June 30, 2004, contracts were signed with several new clients, including an agreement with a current client to expand the scope of the relationship from a basic data reseller to a strategic partner relationship. The client will develop the grammar tables for Data Dialog's Digital product to enable real time voice response systems. Digital will be the exclusive reverse append offering for the clients new mid-tier modular voice enabled customer service products.

     Mail Mogul's Costs of Revenue was $772,000 for the six months ended June 30, 2004, compared with $878,000 for the six months ending June 30, 2003. As a result of the higher margin data sales contributing more to total sales in this mail shop channel Cost of Revenue as a percentage of sales improved from 56% in 2003 to 46% in 2004. In addition Cost of Revenue dollars in 2004 no longer includes commissions to internal sales staff. As a result, about $160,000 was charged to Operating Expenses in 2004 that would have been Cost of Sales had the change in accounts not taken place. The Mail Mogul Gross Margin rate was up over six points during the period from the same period a year ago.

     Data Dialog's Costs of Revenue for the January through June of 2004 was $162,000, about 34% of sales.

     The Operating Expenses for Mail Mogul during the first half of 2004 were $658,000 up from the $398,000 of a year ago. In addition to the change mentioned in the Cost of Revenues section, other factors contributing to the increase were the increased rent associated with the larger offices the company leases this year and the investment in additional sales staff that have yet to reach maximum productivity.

     Data Dialog's Operating Expense level for the first six months of 2004 was $713,000. The level through the end of the first half remains high relative to sales.

     Mail Mogul's Net Income from Operations for the six months ended June 30, 2004 was $283,000 compared with $267,000 for the same period in 2003. The $125,000 sales recognition in the second quarter of 2003 impacted the operating profit performance for this division on a year to year basis.

     Data Dialog's Net Loss from Operations was $397,000 for the first six months of 2004. Investments made in sales staff and an online platform requires a dollar sales level above that reached during the first half in order for this group to show a profit.

     Mail Mogul's Net Profit for the half year ended June 30, 2004 was $282,000 compared with a net Income of $283,000 for the first half of 2003. 2004 Other Income includes approximately $38,000 arising of from forgiveness of debt and settlement of additional claims for common stock

     Data Dialog's six month Net Loss for 2004 was $397,000.

LIQUIDITY & CAPITAL RESOURCES

     DGI had a consolidated working capital deficit of approximately ($2,978,000) on June 30, 2004 as compared to a deficit of approximately ($3,046,000) at December 31, 2003.

     On June 30, 2004, the Healthcare Dialog Division's financial condition included a working capital deficit, of about ($1,337,000) as compared to a deficit of approximately ($1,311,000) at December 31, 2003.

     At the end of March, the Data Dialog Division had a working capital deficit of approximately ($868,000) as compared to a deficit of about ($716,000) on December 31, 2003. This is the result of current assets essentially remaining unchanged while current liabilities increased.

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

ITEM 3            CONTROLS AND PROCEDURES.

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

ITEM 2            (C)      RECENT SALES OF UNREGISTERED SECURITIES

     Class E Preferred Stock Dividends

     During the second quarter, the Board decided to pay the quarterly dividends on the Company's Class E Preferred Stock in shares of common stock. The dividends, at a rate of $400 per share per quarter, for the last quarter of 2003 and the first quarter of 2004 had not been paid. Pursuant to the provisions of the Class E Preferred Stock Declaration, shares of common stock, based on the average closing price for the shares during the last 20 trading days before the dividends were due, maybe paid in lieu of cash. During April, a total of 1,109,384 shares were issued to settle $71,000 of dividends due at that time. The holders of the Class E Preferred Stock had represented themselves in writing to be accredited investors who were purchasing those shares and any shares issued as dividends for their own investment and agreed to restrictions on resale placed with the Company's transfer agent and the printing of a legend on his certificate. Because of these factors, this issuance is exempt from registration under the Securities Act as not involving a public distribution under section 4(2).

     Current account payable debt exchange

     In June 2004, certain creditors of Dialog Group and its subsidiaries agreed to settle the remaining parts of their claims for 19,336,019 shares of common stock. At the time of settlement, this common stock was valued at an aggregate of $19,336 due to the restrictions on resale and the size of the blocs relative to the capacity of the market. The creditors included Peter DeCrescenzo ($79,679 forgiven, 3,983,937 shares), Cindy Lanzendoen ($79,412 forgiven, 3,970,608 shares), Vincent DeCrescenzo, Sr. ($58,643 forgiven, 2,932,147 shares), and Richard Kundrat (2,000,000 shares in lieu of monthly director's fees). Each creditor represented itself in writing to be an accredited investor who was purchasing these shares for its own investment and agreed to restrictions on resale placed with the Company's transfer agent and the printing of a legend on his certificate. Because of these factors, this sale is exempt from registration under the Securities Act as not involving a public distribution under section 4(2).

     Other issuances

     In June 2004, a bankruptcy creditor was issued 12,500 shares of common stock for her Class 8 bankruptcy claims at the rate of one share for each four dollars of court approved claim. The issuance of the common stock to creditors is exempt from the registration requirements of Section 5 of the Securities Act pursuant to section 1145 of the United States Bankruptcy Act.

     Conversions

     During the second quarter, a note holder converted a total of $75,000 of principal and $8,971 in accrued interest into 4,115,178 shares of common stock. Pursuant to an opinion of the note holders counsel, the shares were issued without legends or stop orders because the notes converted pursuant to 3(a)(9) has been issued more than two years before conversion and, pursuant to Rule 144(k), the certificates evidencing the shares could be so issued.

     Also during this quarter, a former TDMI shareholder converted 1,320 shares of Class B Preferred Stock into 52,800 shares of Common Stock. The certificate issued upon conversion bore Securities Act legends and stop orders have been recorded with the transfer agent. These transactions were exempt from registration under Section 3(a)(9) of the Securities Act of 1933 because they were exchanged by Dialog Group with the holders of its existing preferred stock exclusively and no commission or other remuneration is paid or given directly or indirectly for soliciting the exchange.

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

                                                     DIALOG GROUP, INC.
Date: August 13, 2004
                                                     By:      /s/ Peter V. DeCrescenzo
                                                         ----------------------------------------
                                                     Peter V. DeCrescenzo, President and Chief
                                                     Executive Officer

SIGNATURE                                                             TITLE                           DATE
---------                                                             -----                           ----

 /s/ Peter V. DeCrescenzo                                    Chief Executive Officer             August 13, 2004
----------------------------------------------
Peter V. DeCrescenzo

 /s/  Vincent DeCrescenzo                                        Chief Financial                 August 13, 2004
----------------------------------------------               and Accounting Officer
Vincent DeCrescenzo

                                             INDEX TO EXHIBITS

  Exhibit     Page
  Number      Number        Description
  ---------   -----------   ----------------------------------------------------

     31(i)        __            302 Certification of Chief Executive Officer
     31(ii)       __            302 Certification of Chief Financial Officer
     32(i)        __            906 Certification of Chief Executive Officer
     32(ii)       __            906 Certification of Chief Financial Officer