Form 10KSB/A
period 2002-12-31
DIALOG GROUP INC
filed 2004-08-31
CIK 1051059

--------------------
                                                           | This Amendment   |
                                                           | provides Item 14 |
                                                           | and corrects the |
                                                           | certification.   |
                                                           --------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            REPORT ON FORM 10-KSB/A3


(Mark one)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the year ended December 31, 2002

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from______ to_______ .

                          Commission File No. 000-30294
                                             ----------

                               DIALOG GROUP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

           Delaware                                     87-0394290
-------------------------------          ---------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)


Twelfth Floor, 257 Park Avenue South, New York, NY                  10010
---------------------------------------------------------     -----------------
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

      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |_| No |X|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10SKB or any other amendment to this Form 10SKB. |_|

      State issuer's revenues for the most recent fiscal year: $4,798,496

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

      Check whether the issuer has filled all documents and reports required to be filed by section 12, 13, or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes |X| No |_|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 69,935,533.

Documents Incorporated By Reference: Items 9, 10, 11, and 12 are incorporated from the Information Statement included in Schedule 14C to be filled within 30 days of the filing hereof.

Item  14. Controls and Procedures

      During 2002, Dialog Group's disclosure controls and internal control over financial reporting were found to be inadequate by Management and the Board of Directors. Management began to conduct a complete review. Among ideas considered was the centralization of all accounting operations at United States offices in one location. In addition, it was determined that a professional accounting and control staff must be appointed.

      Dialog Group believes that consolidating financial operations under the direct supervision of the Chief Financial Officer will produce better results. Management believes that some progress towards improved controls has been made, but the need for extensions of time to file financial reports shows that progress is still required.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       IALOG GROUP, INC.
Date: August 27, 2004
                                     By: /s/ Peter V. DeCrescenzo
                                        ----------------------------------------
                                        Peter V. DeCrescenzo, President
                                        and Chief Executive Officer


Signature                              Title                          Date
--------------------------------       -----------------------   ---------------

/s/ Peter V. DeCrescenzo               Chief Executive Officer   August 27, 2004
--------------------------------
Peter V. DeCrescenzo

/s/Vincent DeCrescenzo                 Chief Financial           August 27, 2004
---------------------------------
Vincent DeCrescenzo                    and Accounting Officer