Form 10QSB/A
period 2003-03-31
DIALOG GROUP INC
filed 2004-08-31
CIK 1051059

--------------------
                                                           | This Amendment   |
                                                           | provides Item 3  |
                                                           | and corrects the |
                                                           | certification.   |
                                                           --------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB/A2


(Mark One)

/X/ Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.

/ / Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ____________to ____________.

                          Commission File No. 000-30294

                               DIALOG GROUP, INC.
                 (Name of Small Business Issuer in its Charter)


                Delaware                                  87-0394290
      ------------------------------                    --------------
     (State or Other Jurisdiction of                   (I.R.S. Employer
      Incorporation or Organization)                 Identification Number)


Twelfth Floor, 257 Park Avenue South, New York, NY          10010
    --------------------------------------                 --------
   (Address of Principal Executive Offices)               (Zip Code)

                                  212.254.1917
                            -------------------------
                           (Issuer's Telephone Number)

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

      At March 16, 2003 there were 79,764,497 shares of common stock, par value $.001 per share outstanding.

      Transitional Small Business Disclosure Format (check one): Yes / / No /X/

ITEM  3. CONTROLS AND PROCEDURES

         During the first quarter of 2003, Dialog Group's disclosure controls and internal control over financial reporting were reviewed by Management and the Board of Directors. Management decided to centralize all accounting operations at United States offices in New York and Florida and a professional accounting and control staff will be appointed.

      As Dialog Group consolidates financial operations, they will come under the direct supervision of the Chief Financial Officer. Management believes that some progress towards integrating the operations of its acquisitions has been made, but the need for extensions of time to file financial reports shows that progress is still required.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this second amendment to a quarterly report on Form 10-QSB to be signed in its behalf by the undersigned thereunto duly authorized on the 27th day of August 2004.

                                    DIALOG GROUP, INC

                                            By: /s/ Peter V. DeCrescenzo
                                                --------------------------------
                                                Peter V. DeCrescenzo, Chairman,
                                                President & CEO