Form 10QSB
period 2004-09-30
DIALOG GROUP INC
filed 2004-11-09
CIK 1051059

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

|X| Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004.

|_|  Transition  Report  pursuant  to  Section  13 or 15 (d)  of the  Securities
Exchange  Act  of  1934  for  the  transition  period  from  _______________  to
_________.

                          Commission File No. 000-30294

                               DIALOG GROUP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

Delaware                                                              87-0394290
- ------------------------------                            ----------------------
(State or Other Jurisdiction of                                 (I.R.S. Employer
Incorporation or Organization)                            Identification Number)

Twelfth Floor, 257 Park Avenue South, New York, NY                         10010
- -----------------------------------------------------                 ----------
(Address of Principal Executive Offices)                              (Zip Code)

212.254.1917
- ---------------------------
(Issuer's Telephone Number)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      At November 5, 2004 there were 110,987,791 shares of common stock, par value $.001 per share outstanding.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                       DIALOG GROUP, INC. AND SUBSIDIARIES

                                      INDEX
 Page
Number
                       Part I.           Financial Information

                  Item 1            Financial Statements

F-1 Condensed Consolidated Balance Sheets as of December 31, 2003 (audited) and September 30, 2004 (unaudited)

F-2 Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended September 30, 2004 (unaudited) and September 30, 2003 (unaudited)

F-3 Condensed Consolidated Statements of Operations and Comprehensive Loss for the Nine Months Ended September 30, 2004 (unaudited) and September 30, 2003 (unaudited)

F-4         Condensed Consolidated Statements of Cash Flows for the Three Months
            Ended  September  30,  2004   (unaudited)  and  September  30,  2003
            (unaudited)

F-5 to
 F-25       Notes to Condensed Consolidated Financial Statements (unaudited)

26-36       Item 2 Management's Discussion and Analysis or Plan of Operation

36          Item 3 Controls and Procedures

                       Part II.         Other Information

37          Item 2(c) Recent Sales of Unregistered Securities

38          Item 6 Exhibits and Reports on Form 8-K

                       DIALOG GROUP, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                        SEPTEMBER 30,       DECEMBER 31
                                                            2004               2003
                                                         -----------        -----------
                                                                 (UNAUDITED)
CURRENT ASSETS:
  Cash                                                   $    30,103        $   147,246
  Accounts receivable (Net)                                  768,842            716,879
  Notes receivable                                                --            100,000
  Prepaid expenses and other current assets                   36,768             87,591
                                                         -----------        -----------
     Total current assets                                    835,713          1,051,716
                                                         -----------        -----------

PROPERTY AND EQUIPMENT, NET                                   28,895             16,708

OTHER ASSETS:
  Data Assets (Net)                                          457,229            656,996
  Website (Net)                                              104,144            122,792
  Other assets                                                77,313             89,342
                                                         -----------        -----------
    Total other assets                                       638,686            869,130
                                                         -----------        -----------

TOTAL ASSETS                                             $ 1,503,294        $ 1,937,554
                                                         ===========        ===========


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable                                       $ 1,647,843        $ 2,156,021
  Accrued expenses                                           502,998            937,065
  Deferred revenue                                           888,962            757,540
  Current portion of long-term debt                          254,024            230,177
  Other current liabilities                                   97,543             12,500
  Due to related parties                                       4,920              4,920
                                                         -----------        -----------
     Total current liabilities                             3,396,291          4,098,223
                                                         -----------        -----------

LONG TERM DEBT                                               250,000

STOCKHOLDERS' DEFICIENCY:
  Preferred stock                                                320                322
  Common stock                                               109,656             85,813
  Additional paid-in-capital                               5,734,350          5,370,879
  Accumulated deficit                                     (7,842,323)        (7,582,883)
  Dividends- Preferred Stock                                (145,000)           (34,800)
                                                         -----------        -----------
Total stockholders' equity (deficiency)                   (2,142,997)        (2,160,669)
                                                         -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY           $ 1,503,294        $ 1,937,554
                                                         ===========        ===========

     The accompanying notes are an integral part of the financial statements

                       DIALOG GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                           FOR THE THREE MONTHS ENDING

                                                                                      (RESTATED FOR
                                                                                       DISCONTINUED
                                                                                        OPERATIONS)
                                                              SEPTEMBER 30, 2004    SEPTEMBER 30, 2003
                                                              ------------------    ------------------
REVENUE                                                          $   2,079,684        $   1,675,225

COST OF REVENUES                                                       796,830            1,072,996
                                                                 -------------        -------------

GROSS  PROFIT                                                        1,282,854              602,229

OPERATING EXPENSES:
Selling, General and Administrative Expenses                         1,261,797              956,387
                                                                 -------------        -------------

Total Operating Expenses                                             1,261,797              956,387
                                                                 -------------        -------------

INCOME/ (LOSS) FROM OPERATIONS                                          21,057             (354,158)

OTHER INCOME (EXPENSES)
Interest expenses                                                      (11,195)              (8,515)
Other expenses                                                              --                   --
Other income                                                            10,581                  677
Forgiveness of Debt                                                    168,898                   --
Litigation settlement income                                           122,710                   --
                                                                 -------------        -------------

Total Other Income (Expenses)                                          290,994               (7,838)
                                                                 -------------        -------------

NET INCOME/ (LOSS) BEFORE DISCONTINUED OPERATIONS                      312,051             (361,996)

DISCONTINUED OPERATIONS                                               (190,430)            (113,966)
                                                                 -------------        -------------

NET INCOME (LOSS)                                                $     121,621        $    (475,962)
                                                                 =============        =============


Income (Loss) Per Share, Basic and Diluted                               0.001               (0.010)
                                                                 =============        =============

Income/( Loss) Per Share, Basic and Diluted - Discontinued              (0.002)              (0.001)
                                                                 =============        =============

Income/ (Loss) Per Share, Basic and Diluted - Pro-forma                  0.002               (0.007)
                                                                 =============        =============

Weighted Average Common Shares Outstanding
                         Basic and Diluted                         119,122,686           82,381,465
                                                                 =============        =============

     The accompanying notes are an integral part of the financial statements

                       DIALOG GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                           FOR THE THREE MONTHS ENDING

                                                                                     (RESTATED FOR
                                                                                      DISCONTINUED
                                                                                       OPERATIONS)
                                                              SEPTEMBER 30, 2004    SEPTEMBER 30, 2003
                                                              ------------------    ------------------
REVENUE                                                          $   6,162,369        $   5,156,105

COST OF REVENUES                                                     2,594,804            3,313,550
                                                                 -------------        -------------

GROSS  PROFIT                                                        3,567,565            1,842,555

OPERATING EXPENSES:
Selling, General and Administrative Expenses                         4,074,627            2,743,474
                                                                 -------------        -------------

Total Operating Expenses                                             4,074,627            2,743,474
                                                                 -------------        -------------

INCOME/ (LOSS) FROM OPERATIONS                                        (507,062)            (900,919)

OTHER INCOME (EXPENSES)
Interest expenses                                                      (43,751)            (124,439)
Other expenses                                                          (1,403)                  --
Other income                                                                                    679
Forgiveness of Debt                                                    424,945
Litigation settlement income                                           122,710                   --
                                                                 -------------        -------------

Total Other Income (Expenses)                                          502,501             (123,760)
                                                                 -------------        -------------

NET INCOME/ (LOSS) BEFORE DISCONTINUED OPERATIONS                       (4,561)          (1,024,679)

DISCONTINUED OPERATIONS                                               (254,877)            (187,855)
                                                                 -------------        -------------

NET INCOME (LOSS)                                                $    (259,438)       $  (1,212,534)
                                                                 =============        =============

Income (Loss) Per Share, Basic and Diluted                              (0.003)              (0.010)
                                                                 =============        =============

Income/( Loss) Per Share, Basic and Diluted - Discontinued              (0.002)              (0.003)
                                                                 =============        =============

Income/ (Loss) Per Share, Basic and Diluted - Pro-forma                  0.002               (0.017)
                                                                 =============        =============

Weighted Average Common Shares Outstanding
                         Basic and Diluted                         107,641,233           66,263,184
                                                                 =============        =============

     The accompanying notes are an integral part of the financial statements

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                   (UNAUDITED)

                                                                          2004                2003
                                                                       -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                               $  (259,439)       $(1,194,394)
Adjustments to Reconcile Net Loss to Net Cash
    used in Operating Activities:
Depreciation and Amortization                                              255,825            262,607
Loss on Goodwill Impairment                                                     --             74,650
Provision for Bad Debts                                                   (143,912)                --
Forgiveness of Debt                                                       (424,945)                --
Common Stock, Warrants and Stock Options issued for Services                    --            210,999
Changes in Operating Assets and Liabilities:
(Increase) Decrease In:
Accounts Receivable                                                         91,950           (334,507)
Inventory                                                                       --              4,352
Other Current Receivables                                                       --             26,915
Prepaid Expenses & Other Current Assets                                     50,822            (54,073)
Other Assets                                                                12,029                 --
(Increase) Decrease In:
Accounts Payable & Accrued Expenses                                       (213,684)         1,036,309
Other Current Liabliities                                                   85,045           (202,146)
Deferred Revenues                                                          131,422           (700,018)
                                                                       -----------        -----------

NET CASH USED IN OPERATING ACTIVITIES                                     (414,887)          (869,306)
                                                                       -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Data Base                                                       (4,564)          (180,620)
Purchase of Property and Equipment                                         (20,032)          (148,433)
Purchase for Web Site Development                                          (25,000)                --
Net Cash Acquired fronm HCH and Azimuth                                         --             13,911
                                                                       -----------        -----------

NET CASH USED IN  INVESTING ACTIVITIES                                     (49,596)          (315,142)
                                                                       -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Shareholder Loans, net                                                         --            (50,200)
 Proceeds from Sale of Common Stock                                         35,000            995,549
 Short Term Borrowing, net                                                 (37,660)             5,144
 Notes Receivable - Findstar                                               100,000                 --
 Proceeds from Issusance of Convertible Debt                               250,000                 --
                                                                       -----------        -----------

CASH PROVIDED BY FINANCING ACTIVITIES                                      347,340            950,493
                                                                       -----------        -----------

NET DECREASE IN CASH                                                      (117,143)          (233,955)
EFFECT OF EXCHANGE RATE ON CASH                                                 --            (25,815)
CASH, BEGINNING OF PERIOD                                                  147,246            311,596
                                                                       -----------        -----------

CASH END OF PERIOD                                                     $    30,103        $    51,826
                                                                       ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid during the period                                        $    43,751        $    23,996
                                                                       -----------        -----------
Income Taxes Paid During the Period                                             --                 --
                                                                       -----------        -----------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES:
 Shares Issued in Acquisition of HCD                                                      $ 1,017,139
                                                                                          -----------
 Shares Issued in Acquisition of IP2M                                                     $   236,027
                                                                                          -----------
 Shares Issued in Acquisition of HCH                                                      $   264,033
                                                                                          -----------
 Shares Issued in Acquisition of Azimuth                                                  $   528,067
                                                                                          -----------
 Conversion of Accounts Payable into Series E Preferred Stock                             $   355,253
                                                                                          -----------
 Conversion of Accrued Expenses into Series E Preferred Stock          $   143,959        $   148,370
                                                                       -----------        -----------
 Conversion of Accounts Payable to Common Stock                        $   179,504
                                                                       -----------
 Notes Payable - Advantage Fund (re: IP2M Acq.) Converted Equity       $    75,000
                                                                       -----------
 Class E Dividends Payable Converted to Equity                         $    71,000
                                                                       -----------

     The accompanying notes are an integral part of the financial statements

                       DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER, 2004 (UNAUDITED)


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

Further, on June 18, 2004, the Company increased the total number of shares of capital stock of authorized shares of $0.001 par value common stock available for issuance to 200,000,000 and the total number of authorized $0.001 par value preferred stock available for issuance to 1,500,000. And, on June 18, 2004, the Company eliminated its Class C preferred stock. Also, on June 18, 2004 the terms of the Company's Class E preferred stock were restated. The number of shares of authorized Class E preferred stock is 200 shares. In the event of liquidation, dissolution or winding-up or sale of more than 50% of the voting securities of the Company, holders of the Class E preferred stock shall be entitled to Liquidation Rights equivalent to $10,000.00 per share plus any accumulated but unpaid dividends.

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


ACCOUNTS RECEIVABLE

The Company conducts business and extends credit based on the evaluation of its customers' financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors credit losses and maintain allowances for anticipated losses considered necessary under the circumstances. Recoveries of accounts previously written off are recognized as income in the periods in which the recoveries are made.

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


NOTE 2 - BASIS OF PRESENTATION

The condensed consolidated balance sheet as of September 30, 2004, the condensed consolidated statements of operations for the three months and nine months ended September 30, 2004 and 2003 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003 are unaudited. However, in the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30,2004 and for all periods presented, have been made. The results of operations for the three months or nine months period ended September 30, 2004 are not necessarily indicative of the operating results for the full year.

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

REPORTING PERIOD

As further explained in Note 3, the acquisition of HCD effective March 1, 2003 was accounted for as a reverse acquisition. HCD was deemed to be the accounting acquirer and the Company was deemed the legal acquirer. The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2004 depict the results of operations and cash flows of HCD, MMI, IP2M, and DGI for the three and nine months ended September 30,2004 and the results of operations and cash flows of HCD DGI, MMI, IP2M from March 1, 2003, (effective date of the acquisition) to September 30, 2004. The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2004 depict the results of operations and cash flows of HCD, MMI, IP2M, and DGI.

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

ACQUISITION OF HCD - Continued

The following set forth the consideration paid by the Company, which may be subject to certain adjustments:

          Restricted common shares (26,575,219 at $0.03 per share)       $  797,257
          Restricted preferred shares (183,235 at $1.20 per share)          219,882
          Estimated transaction costs                                        76,958
                                                                         ----------

            Total Purchase Price                                         $1,094,097
                                                                         ==========


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

      The following set forth the consideration paid by the Company, which may be subject to certain adjustments:

          Restricted common shares (6,780,739 at $0.03 per share)       $203,422
          Restricted preferred shares (47,905 at $1.20 per share)         57,486
          Estimated transaction costs                                     69,274
                                                                        --------

            Total Purchase Price                                        $330,182
                                                                        ========

The prices of the common shares and preferred shares issued in this acquisition were determined as described in the acquisition of HCD.

The following table set forth the preliminary allocation of the purchase price of IP2M's tangible and intangible assets acquired and liabilities assumed as of December 31, 2002:

          Cash                                            $   7,014
          Accounts receivable                                61,973
          Prepaid expenses and other current assets          94,230
          Property and equipment                             72,653
          Goodwill                                          654,224
          Accounts payable and accrued expenses             (52,319)
          Deferred revenue                                 (394,646)
          Short term debt                                  (103,530)
          Long-term debt                                     (9,417)
                                                          ---------
             Total                                        $ 330,182
                                                          =========

PRO-FORMA RESULTS OF OPERATIONS

The following set forth the Company's results of operations for the three months ended September 30, 2004 with comparative results of operations for the three months ending September 30, 2003, as if the acquisitions of HCD and IP2M had taken place at the beginning of 2003. The 2004 amounts include the results of operations for all entities excluding Data Dialog, Inc. The 2003-proforma amounts have been restated to include only the remaining entities.

                                                                      (Restated for
                                                                       Discontinued
                                                                       Operations)
                                                   Three Months       Three Months
                                               September 30, 2004  September 30, 2003
                                               ------------------  ------------------
REVENUE                                            $ 1,794,942        $ 1,675,225
                                                   -----------        -----------

COST OF SALES                                          678,106          1,072,996
                                                   -----------        -----------

GROSS PROFIT                                         1,116,836            602,229

OPERATING EXPENSES:
Selling, General and Administrative Expenses           998,670            956,387
                                                   -----------        -----------

TOTAL OPERATING EXPENSE                                998,670            956,387
                                                   -----------        -----------

INCOME (LOSS) FROM OPERATIONS                          118,166           (354,158)

Other Income (Expenses):
Interest Income
Interest expenses                                      (11,196)            (8,515)
Other expenses
Other income                                            10,581                677
Forgiveness of Debt                                    160,449
Settlement Adjustment                                  122,710
                                                   -----------        -----------
Total Other Income (Expense)                           282,544             (7,838)
                                                   -----------        -----------

Net Profit/(Loss) Before
  Discontinued Operations                              400,710           (361,996)

Discontinued Operations                               (190,430)          (113,966)
                                                   -----------        -----------

Net Profit/(Loss)                                  $   210,280        $  (475,962)
                                                   ===========        ===========

PRO-FORMA RESULTS OF OPERATIONS

The following set forth the Company's results of operations for the nine months ended September 30, 2004 with comparative results of operations for the nine months ending September 30, 2003, as if the acquisitions of HCD and IP2M had taken place at the beginning of 2003. The 2004 amounts include the results of operations for all entities excluding Data Dialog, Inc. The 2003-proforma amounts have been restated to include only the remaining entities.

                                                                    (Restated for
                                                                    Discontinued
                                                                    Operations)
                                                      Nine          Nine
                                                      Months        Months
                                                      Ending        Ending
                                                  Sept. 30, 2004    Sept. 30, 2003
                                                  --------------    --------------
REVENUE                                            $ 5,399,912        $ 5,156,105

COST OF SALES                                        2,313,454           3,313550
                                                   -----------        -----------

GROSS PROFIT                                         3,086,458          1,842,555

OPERATING EXPENSES:
Selling, General and Administrative Expenses         3,098,238          2,743,474
                                                   -----------        -----------

TOTAL OPERATING EXPENSE                              3,098,238         2,743,474,
                                                   -----------        -----------

INCOME (LOSS) FROM OPERATIONS                          (11,780)          (900,919)

Other Income (Expenses):
Interest Income
Interest expenses                                      (43,751)          (124,439)
Other expenses                                          (2,704)
Other income                                                                  679
Forgiveness of Debt                                    416,496
Settlement Adjustment                                  122,710
                                                   -----------        -----------
Total other income (expenses)                          492,751           (123,760)
                                                   -----------        -----------

Net Loss Before Discontinued Operations                480,971         (1,024,679)

Discontinued Operations                               (254,877)          (187,855)
                                                   -----------        -----------

Net (Loss)                                         $   226,094         (1,212,534)
                                                   ===========        ===========

ACTUAL RESULTS OF OPERATIONS

The following set forth the Company's actual results of operations for the three months ended September 30, 2004, with comparative actual results of the continuing operations for the three months ended September 30, 2003

                                                                    (Restated for
                                                                    Discontinued
                                                                    Operations)
                                                       Three             Three
                                                      Ending             Ending
                                                September 30, 2004  September 30, 2003
                                                ------------------  ------------------
REVENUE                                             $ 2,079,684        $ 1,675,225

COST OF SALES                                           796,830          1,072,996
                                                    -----------        -----------

GROSS PROFIT                                          1,282,854            602,229

OPERATING EXPENSES:
Selling, General, and Administrative Expenses         1,261,797            956,387
                                                    -----------        -----------

TOTAL OPERATING EXPENSE                               1,261,797            956,387
                                                    -----------        -----------

INCOME (LOSS) FROM OPERATIONS                            21,057           (354,158)

Other Income (Expenses):
Interest expenses                                       (11,196)            (8,515)
Other Expenses
Other Income                                             10,581                677
Forgiveness of Debt                                     168,897
Settlement Adjustment                                   122,710
                                                    -----------        -----------
Total other Income (Expenses)                           290,992             (7,838)
                                                    -----------        -----------

Profit/(Loss) Before Discontinued Operations            312,049           (361,966)

Discontinued Operations                                (190,430)          (113,966)
                                                    -----------        -----------

Net Profit/(Loss)                                   $   121,619        $  (475,962)
                                                    ===========        ===========

ACTUAL RESULTS OF OPERATIONS

The following set forth the Company's actual results of operations for the nine months ended September 30, 2004, with comparative actual results of the continuing operations for the nine months ended September 30, 2003

                                                                        (Restated for
                                                                        Discontinued
                                                                        Operations)
                                                      Nine Months          Nine Months
                                                         Ending              Ending
                                                   September 30, 2004  September 30, 2003
                                                   ------------------  ------------------
REVENUE                                                $ 6,162,369        $ 5,156,105

COST OF SALES                                            2,594,804          3,313,550
                                                       -----------        -----------

GROSS PROFIT                                             3,567,565          1,842,555
                                                       -----------        -----------

OPERATING EXPENSES:
Selling, General, and Administrative Expenses            4,074,627          2,743,474
                                                       -----------        -----------
TOTAL OPERATING EXPENSE                                  4,074,627          2,743,474
                                                       -----------        -----------

INCOME (LOSS) FROM OPERATIONS                             (507,062)          (900,919)
                                                       -----------        -----------

Other Income (Expenses):
Interest expenses                                          (43,751)          (124,439)
Other expenses                                              (1,404)
Other income                                                                      679
Forgiveness of Debt                                        424,945
Settlement Adjustment                                      122,710
                                                       -----------        -----------
Total other income (expenses)                              502,500           (123,760)

Net Profit/(Loss) Before Discontinued Operations            (4,562)        (1,024,679)

Discontinued Operations                                   (254,877)          (187,855)
                                                       -----------        -----------

Net Loss                                               $  (259,439)       $(1,212,534)
                                                       ===========        ===========

NOTE 4 - GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements have been presented assuming the continuity of the Company as a going concern. However, the Company has incurred substantial losses resulting in an accumulated deficit of $2,043,000 as of September 30, 2004. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.

Management's plans with regards to this issue are as follows:

LIQUIDITY

The Company obtained a $350,000 line of credit with a commercial factor. Approximately $150,000 was used to pay down aged accounts payables, while the balance is used to fund current operations.

In September 2004, the Company signed a convertible loan agreement in a related party transaction (see Note 7-Related Party Transactions) consisting of two separate installments of $250,000 and $135,000 along with warrants of 1,250,000 and 675,000, respectively. The Company received the loan of $250,000 in September. The proceeds of the first installment were used to pay down accounts payables and fund current working capital needs.

In the third quarter of 2004, the Company's liabilities were reduced by approximately $312,000 as a result of forgiveness of debt along with a favorable settlement agreement with a former employee of IP2M, Inc.

The Company continues review other means of raising funds including issuing debentures and equity instruments.

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

NOTE 5 - LOANS AND NOTES PAYABLE

Loans and notes payable consisted of the following as of September 30, 2004

Convertible  notes in the aggregate  amount of $100,000 due to three former IP2M note  holders  assumed by the Company.  The notes are due August 31,  2004.  The notes bear interest at the rate of 10% per annum. The notes are convertible into shares of the  Company's  common  stock.  The number of shares to be issued upon conversion  will be determined by the closing bid price of the Company's  common stock on the date of conversion. Each holder is entitled to convert up to 25% of the initial balance of the note (including accrued interest) each month.  During
the Second Quarter of 2004 $75,000.00 of Notes were converted to Common Stock                   $  25,000

$115,000  revolving credit agreement with a commercial bank renewable every year until October 13, 2004.  The line of credit bears  interest at prime plus 2% per
annum and is personally guaranteed by one of the Company's shareholders.                        $ 105,724

Small business loan assumed upon the purchase of Azimuth Target  Marketing.  The loan bears interest at prime plus 2 1/4 % per annum,  due in equal  installments
over 36 months, maturing during 2004.                                                           $   5,343

Line of credit agreement with Dell Financial Corporation for equipment purchase.
The agreement provides for monthly payments of $414.                                            $   8,966

$350,000 line of credit with commercial  asset-backed  lender with a term of two years beginning  August 2004. The line of credit bears interest at prime plus 4%
per  annum  plus  on-going  fees.  It  is  secured  by  the  Company's  accounts receivables,  equipment, inventory, and up to $150,000 of the debt is personally
guaranteed by two shareholders                                                                  $ 108,991

Convertible  note in the amount of $385,000,  with two  installments of $250,000                $ 250,000
and $135,000  with warrants  attached and an interest rate of 5% per annum.  The interest  along with the unpaid  principal  balance at May 31, 2006. The Company may pay the note  with  conversion  shares  prior  to  November  1,  2005 if the conversion  shares are registered with the S.E.C.  and after November 1, 2005 if the Company is in compliance  with rule 144. At September 30, 2004,  the Company has received the first  installment of $250,000.  The net proceeds of the second installment,  if  exercised is $100,000  with a commission  of $35,000 paid to a related party. See Note 7-Related Party Transactions.

Total loans and notes payable                                                                   $ 504,024

Less: Current maturities                                                                        $(254,024)
                                                                                                ---------

Long Term Debt                                                                                  $ 250,000
                                                                                                =========

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

DEBT CONVERSION

During the first quarter of 2004, an additional $20,000 in debt was converted to Class E Preferred Stock.

During the quarter ending June 30, 2004, certain creditors of Dialog Group and its subsidiaries agreed to settle the remaining parts of their claims for 18,458,878 shares of common stock. At the time of settlement, this common stock was valued at an aggregate of $18,459 due to the restrictions on resale and the size of the blocs relative to the capacity of the market. The creditors included Peter DeCrescenzo ($79,679 forgiven, 3,983,927 shares), Cindy Lanzendoen ($79,412 forgiven, 3,970,608 shares), Vincent DeCrescenzo, Sr. ($58,643 forgiven, 2,932,147) shares, and Richard Kundrat (3,983,927 shares in lieu of monthly director's fees). Each creditor represented itself in writing to be an accredited investor who was purchasing these shares for its own investment and agreed to restrictions on resale placed with the Company's transfer agent and the printing of a legend on his certificate. Because of these factors, this sale is exempt from registration under the Securities Act as not involving a public distribution under section 4(2).

During the second quarter of 2004, a note holder converted a total of $75,000 of principal and $8,971 in accrued interest into 4,155,178 shares of common stock. Pursuant to an opinion of the note holders counsel, the shares were issued without legends or stop orders because the notes converted pursuant to 3(a)(9) has been issued more than two years before conversion and, pursuant to Rule 144(k), the certificates evidencing the shares could be so issued.

In June 2004, a bankruptcy creditor was issued 12,500 shares of common stock for her Class 8 bankruptcy claims at the rate of one share for each four dollars of court-approved claim. The issuance of the common stock to creditors is exempt from the registration requirements of Section 5 of the Securities Act pursuant to section 1145 of the United States Bankruptcy Act.

CONVERSION OF PREFERRED STOCK INTO COMMON STOCK

During the second quarter of 2004 quarter, a former TDMI shareholder converted 1,320 shares of Class B Preferred Stock into 52,800 shares of Common Stock.

During the third quarter, a former Healthcare Dialog, Inc. shareholder converted 435 shares of Class B-1 Preferred Stock into 17,400 shares of Common Stock.

CLASS E PREFERRED STOCK DIVIDENDS

During the second quarter of 2004, the Board decided to pay the quarterly dividends on the Company's Class E Preferred Stock in shares of common stock. The dividends, as a rate of $400 per share per quarter, for the last quarter of 2003 and the first quarter of 2004 had not been paid. Pursuant to the provisions of the Class E Preferred Stock Declaration, shares of common stock, based on the average closing price for the shares during the last 20 trading days before the dividends were due, can be paid in lieu of cash. During April of 2004, a total of 1,109,384 shares were issued to settle $71,000 of dividends due at that time.

During the third quarter of 2004, the Company declared quarterly dividends on its Class E Preferred Stock. The dividends at a rate of $400 per share, per quarter, for a total of $37,000 for the third quarter of 2004, and $74,000 declared and unpaid at September 30, 2004.


PREFERRED STOCK

During the quarter ending June 30, 2004, the Company eliminated its Class C preferred stock.

In September 2004, Dialog Group settled their dispute with a former employee concerning her employment agreement with the Company. In complete settlement of her claims, the Company, among other things, agreed to issue 10 shares of Class E Preferred Stock and warrants to purchase 250,000 shares of the Company's Common Stock at $0.16 per share to her.

NOTE 7 - RELATED PARTY TRANSACTIONS

DUE TO RELATED PARTIES

As of September 30, 2004, $4,920 is owed to a shareholder.

During September 2004, Dialog Group, Inc. issued a convertible note (see Note 5-Loans and Notes Payable) to a company whose president is a director and a member of the audit committee of Dialog Group, Inc. Further, if Dialog Group, Inc. obtains the second installment of $135,000, a commission of $35,000 is paid to the company of the related party.

RENT FROM RELATED PARTIES

The Company leases an apartment from a company controlled by two of its shareholders and executives. Rent expense paid to these related parties amounted to $6,000 during the quarter ended September 30, 2004, and $23,200 for nine months ended September 30, 2004.

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


      Quarter ended September 30, 2004 (Pro-Forma)

                                                                                                            Consolidated
                                                       DGI             Healthcare            Data              Total
                                                   -----------        -----------        -----------        -----------
REVENUE                                            $         0        $   954,403        $   840,539        $ 1,794,942

COST OF SALES                                                0            348,885            329,221            678,106
                                                   -----------        -----------        -----------        -----------

GROSS PROFIT                                                 0            605,518            511,318          1,116,836
                                                   -----------        -----------        -----------        -----------

OPERATING EXPENSES:

Selling, General and Administrative Expenses           533,270            199,584            265,816            998,670
                                                   -----------        -----------        -----------        -----------

TOTAL OPERATING EXPENSE                                533,270            199,584            265,816            998,670
                                                   -----------        -----------        -----------        -----------

INCOME (LOSS) FROM OPERATIONS                         (533,270)           405,934            245,502            118,166
                                                   -----------        -----------        -----------        -----------

Other Income (Expenses):
Interest Income                                              0                  0                  0                  0
Interest expenses                                        3,729            (10,971)            (3,954)           (11,196)
Other expenses
Other income                                                 0             10,581                  0             10,581
Forgiveness of Debt                                     60,319             96,250              3,880            160,449
Settlement adjustment                                  122,710                  0                  0            122,710
                                                   -----------        -----------        -----------        -----------
Total other income (expenses)                          186,758             95,860                (74)           282,544

Profit/(Loss) Before Discontinued Operations          (346,512)           501,794            245,428            400,710

Discontinued Operations                               (176,081)           (14,349)                 0           (190,430)
                                                   -----------        -----------        -----------        -----------

Net Profit/(Loss)                                  $  (522,593)       $   487,445        $   245,428        $   210,280
                                                   ===========        ===========        ===========        ===========


      Quarter ended September 30, 2003 (Pro-Forma)

                                                                                                          Consolidated
                                                       DGI            Healthcare            Data              Total
                                                   -----------        -----------        -----------       -----------
REVENUE                                            $         0        $   919,755        $   755,470       $ 1,675,225

COST OF SALES                                                0            645,703            427,293         1,072,966
                                                   -----------        -----------        -----------       -----------

GROSS PROFIT                                                 0            274,052            328,177           602,229

OPERATING EXPENSES:
Selling, General and Administrative Expenses           544,615            223,659            188,113           956,387
                                                   -----------        -----------        -----------       -----------
TOTAL OPERATING EXPENSE                                544,615             223659            188,113           956,387
                                                   -----------        -----------        -----------       -----------
INCOME (LOSS) FROM OPERATIONS                         (544,615)            50,393            140,064          (354,158)
                                                   -----------        -----------        -----------       -----------

Other Income (Expenses):
Interest Income                                              0                677                  0               677
Interest expenses                                       (2,500)            (6,015)                 0            (8,515)
                                                   -----------        -----------        -----------       -----------

Total other income (expenses)                           (2,500)            (5,338)                 0            (7,838)
                                                   -----------        -----------        -----------       -----------

Profit/(Loss) from continuing operations              (547,115)            45,055            140,064          (361,996)

Discontinued Operations                                (34,625)           (74,650)            50,674           (58,601)
                                                   -----------        -----------        -----------       -----------

Net Profit/(Loss)                                  $  (581,740)       $   (29,595)       $   190,738       $  (420,597)
                                                   ===========        ===========        ===========       ===========


      Nine Months ended September 30, 2004 (Pro-Forma)

                                                                                                            Consolidated
                                                       DGI            Healthcare            Data               Totals
                                                   -----------        -----------        -----------        -----------
REVENUE                                            $         0        $ 2,890,373        $ 2,509,539        $ 5,399,912

COST OF SALES                                                0          1,212,107          1,101,347          2,313,454
                                                   -----------        -----------        -----------        -----------

GROSS PROFIT                                                 0          1,678,266          1,408,192          3,086,458

OPERATING EXPENSES:

Selling, General and Administrative Expenses         1,681,727            542,014            874,497          3,098,238
                                                   -----------        -----------        -----------        -----------

TOTAL OPERATING EXPENSE                              1,681,727            542,014            874,497          3,098,238
                                                   -----------        -----------        -----------        -----------

INCOME (LOSS) FROM OPERATION                        (1,681,727)         1,136,252            533,695            (11,780)

Other Income (Expenses):
Interest Income                                              0                  0                  0                  0
Interest expenses                                      (12,177)           (27,597)            (3,977)           (43,751)
Other expenses                                          (2,704)                 0                  0             (2,704)
Other income
Forgiveness of Debt                                    162,471            207,310             46,715            416,496
Settlement Adjustment                                  122,710                  0                  0            122,710
                                                   -----------        -----------        -----------        -----------

Total other income (expenses)                          270,300            179,713             42,738            492,751
                                                   -----------        -----------        -----------        -----------

Profit/(Loss) Before Discontinued Operations        (1,411,427)         1,315,965            576,433            480,971

Profit/(Loss) Discontinued Operations                 (215,106)           (39,771)                 0           (254,877)
                                                   -----------        -----------        -----------        -----------

Net Profit/(Loss)                                  $(1,627,533)       $ 1,276,194        $   576,433        $   226,094
                                                   ===========        ===========        ===========        ===========


      Nine Months ended September 30, 2003 (Pro-Forma)

                                                                                                           Consolidated
                                                       DGI            Healthcare            Data               Totals
                                                   -----------        -----------        -----------        -----------
REVENUE                                            $         0        $ 3,638,234        $ 2,314,780        $ 5,953,014

COST OF SALES                                                0          2,493,532          1,305,840          3,799,372
                                                   -----------        -----------        -----------        -----------

GROSS PROFIT                                                 0          1,144,702          1,008,940          $2153,642

OPERATING EXPENSES:

Selling, General and Administrative Expenses         1,693,213          1,049,712            585,691          3,328,616
                                                   -----------        -----------        -----------        -----------

TOTAL OPERATING EXPENSE                              1,693,213          1,049,712            585,691          3,328,616
                                                   -----------        -----------        -----------        -----------

INCOME (LOSS) FROM OPERATIONS                       (1,693,213)            94,990            423,249         (1,174,974)

Other Income (Expenses):
Interest Income                                            250                679                  0                929
Interest expenses                                      (53,333)           (71,106)                 0           (124,439)
Other income
Total other income (expenses)                          (53,083)           (70,427)                 0           (123,510)

Profit/(Loss) from continuing operations            (1,746,296)             24563            423,249         (1,298,484
                                                   -----------        -----------        -----------        -----------

Discontinued Operations                                (43,005)           (77,173)          (169,069)          (289,247)
                                                   -----------        -----------        -----------        -----------

Net Profit/(Loss)                                  $ 1,789,301)       $   (52,610)       $   254,180        $(1,587,731)
                                                   ===========        ===========        ===========        ===========

NOTE 9 - STOCK OPTIONS

Effective January 1, 2003, the Company adopted the recognition provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure. Prior to 2002, the Company accounted for employee stock options using the provisions of APB No. 25 "Accounting for Stock Issued to Employees" and related interpretations. During the quarter ended September 30, 2004, no stock options were granted to employees, non-employee directors, officers, or consultants. No options vested during the quarter, while 1,213,946 options vested in the nine months ending September 30, 2004, while 57,920 options are forfeited by a former employee in the quarter ending September 30, 2004.

Stock options activity for the nine months ending September 30, 2004 is as follows:

                                                 Number       Weighted Average
                                                Of Shares      Exercise Price

Balance, December 31, 2003                      1,737,448        $    0.180
Options Granted                                 1,925,000        $    0.036
Options Forfeited                                 (57,920)       $    0.560
Options Expired                                         0                 0
Options Exercised                                       0                 0
                                                ---------        ----------

Options outstanding, September 30, 2004         3,604,568        $    0.131
                                                =========        ==========

NOTE 10 - LITIGATION

SUPPLIERS

During July of 2003, Axiom Corporation commenced an action against ThinkDirectMarketing, Inc., a discontinued subsidiary. The complaint seeks $400,000 on a note payable, and $295,415 for unpaid data usage, and $1,250,000 for unused minimum usage requirements for 2003 and 2004. The debts, if any, are those of the discontinued entity however an amount for legal fees has been accrued to contest any claim for charges made against the Company. This litigation is still in the preliminary stages and no other amounts have been accrued.

In June of 2003, a Company vendor commenced an action against Healthcare Dialog, Inc, a subsidiary. The complaint seeks $85,076 for printing services and attorney's fees. The Company has accrued an amount for which it believes that a settlement will be reached. Payments are currently being made.

In December 2003, the Company was named in a suit with Chrisom, Inc. Prior to the Company's acquisition of Healthcare Horizon, a discontinued subsidiary; a judgment was awarded to Chrisom. In August 2004, the Company paid the amount in full.

A Healthcare Horizons, Inc., a discontinued subsidiary vendor filed an action against the subsidiary claiming unpaid invoices of approximately $54,000. The Company is working directly with the vendor's lawyers to resolve this matter. The full amount is accrued in the financial statements of Healthcare Horizons, Inc.

Wells Fargo Financial Leasing, Inc. filed an action against the Company for non-payment of equipment lease commitments made by Healthcare Dialog, Inc. Subsequent to year-end, a settlement was reached and both parties executed the agreement. The amount is fully recorded in the financial statements of the Company.

Collins Ink, in June 2004, obtained a judgment of $92,347 for unpaid invoices. The full amount is recorded in the financial statements of the Company.

Label Source, in June 2004, obtained a judgment of $121,037 for unpaid invoices. The full amount is recorded in the financial statements of the Company.

USA Direct, in April 2004 obtained a $39,025 judgment related to a discontinued operation of the Company. This amount is fully accrued in the financial statements of the Company.

PR Newswire, in April 2004, obtained an $8,900 judgment against the Company for unpaid invoices. The amount is fully recorded in the financial statements of the Company. The balance is paid in full during the 3rd quarter of 2004.

The City of New York, in August 2004, provided a Notice of Determination of Tax Deficiency for $7,348 to PVD and Partners, discontinued operation. The amount is fully recorded on the books of the Company.

Rheological Solutions, Inc., in September 2004, filed a complaint in the amount of $12,967 plus interest and fees for unpaid invoices. The amount of the unpaid invoices are fully recorded in the financial statements of the Company. An agreement is in place for the Company to pay $10,000 in two installments to settlement this matter.

The Internal Revenue Service, in very late September 2004, provided a letter stating that the IRS has adjusted the account of IP2M, a non-operating subsidiary of the Company in the amount of $23,920 for payroll taxes reporting inconsistencies for the 4th quarter of 2001. The timeframe referenced in the letter from the I.R.S. is prior to the acquisition of IP2M by the Company. The Company is reviewing this matter and is in contact with the I.R.S to resolve the claims made by the Internal Revenue Service. Due to the uncertainty of the claim ________, no accrual has been made.

EMPLOYEES

In April 2003, Dialog Group received a summons from a Colorado State District Court seeking to enforce a former employee's termination agreement. A settlement agreement was reached for $47,330. TDMI, a discontinued subsidiary, made payments of approximately $33,000 during 2003. The balance is accrued in the Company's financial statements

In April 2003, two former TDMI employees commenced arbitration proceeding against the Company relating to their termination of employment. The employees seek damages totaling $375,789. TDMI, a discontinued subsidiary, accrued $147,000 against this potential liability and is vigorously contesting both claims. The Company has accrued for additional legal fees to contest the claims. This potential liability is relieved through the disposition of the subsidiary.

During December 2001, a shareholder, who was also a former employee of P.V.D. & Partners, Inc., filed a complaint to recover unpaid salary and expenses, which the employee claimed were owed and attempted to exchange shares of PVD for shares of Healthcare Dialog, a subsidiary. An agreement was reached and the settlement has been accrued by the Company. The balance is accrued on the financial statements of the Company.

The Company has reached a settlement with a former employee for claims against it under an employment contract. It is settled by conversion to series E preferred stock. The Company accrued for a liability sufficient to cover the settlement.

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

      Dialog Group's consolidated operations reflected in this quarter's and the first nine months' financial statements include only both its remaining divisions. The consolidated results of operations for the quarters and the nine month periods ended September 30, 2004 and 2003 are being presented on a pro-forma basis, which includes the results of operations of Dialog Group and its subsidiaries. These reports exclude the results of operations for the two subsidiaries which were sold before the end of the last fiscal year. Management and the auditors believe these comparative results of operations are more meaningful then the actual results of operations that include operations from the date of acquisition only for the accounting acquirees and would also include the results of discontinued operations. Dialog Group's consolidated result of operations and consolidated balance sheet for both 2003 and 2004 include only remaining units.

Description of the Divisions

      Dialog Group, Inc. (DLGG) is a publicly traded corporation, headquartered at 257 Park Avenue South, 12 Floor New York, New York 10010, with offices in Valencia, California; Sunrise, Florida; and Houston, Texas. The company's two divisions, Data Dialog and Healthcare Dialog, provide a combination of traditional advertising (print, broadcast) and marketing services (broadcast, new media, and internet-based promotional venues); as well as a broad spectrum of proprietary and exclusive databases for healthcare, pharmaceutical, consumer and business-to-business market clients. The company owns and/or has licensing rights to over 75 Web sites, 9 databases, and 5 products. The Websites are utilized by the company's Healthcare Dialog division to primarily to help Pharmaceutical clients reach out to patient's consumers and healthcare professions. While the databases are the foundation of the products discussed in the data segments of the business. These databases afford the company the opportunity to work at competitive gross margin rates.

      Additionally, Dialog Group maintains exclusive contracts with leading multi-national pharmaceutical companies to operate, maintain, and provide content for their consumer-directed Web sites.

      Both Dialog Group's divisions currently market its product and service offerings through branded, business organizations. The Healthcare Dialog division: nFusion, +Media, and iData. The Data Dialog Division: Data Dialog Marketing, Data Dialog Digital, Mail Mogul, and Data Dialog Data Management.

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

      +Media's platform provides, maintains, and delivers healthcare content across a national network of local TV and Radio station's Web sites. The content
- - over 15,000 text articles - attracts millions of health information seekers to the broadcast stations' Web sites for a combined US household penetration of 80%. Here, client public relations, promotional, and educational material are blended into a seamless presentation for maximum viewer impact. To maintain repeat traffic, all features are refreshed regularly.

      iData uses proprietary technologies to support health care and pharmaceutical clients in their direct marketing efforts, clinical trial recruitment, and consumer/patient market research efforts. It offers unique healthcare data on over 1.9 million households, which serves as the foundation for the highly targeted and efficient communication plans of pharmaceutical companies, retailers, and other healthcare companies. Its exclusive data is compiled from respondents who agree to telephone interviews. The primary function of this business unit is to identify patient/consumer targets and enhance patient/consumer databases. Working with +Media, iData also offers data gathering programs over the Internet.

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

      Mail Mogul brings one-stop shopping to the small- to medium-sized mail shop industry. Its "Hot Leads" product is this market's first online commerce center to link customers who need direct mail job quotes with mail shops and direct marketing service organizations with letter-shop capabilities. Mail Mogul helps mail shops improve their business opportunities through a total-business-solutions approach. Mail Mogul provides mail shop and corporate mailrooms with data for resale to their customers and for internal use. In addition Mail Mogul offers its customer consumable supplies.

      Data Dialog Data Management began operations in July, 2004 with the purpose of being a multi-channel data distributor offering a multitude of list and data services to List Managers, List Brokers, and National Account clients. Since July is has launched a new consumer database, hired on 1 new salesperson, and attained 3 new clients.

Results of Operations

Three Months Ended September 30, 2004

      Dialog Group

      The strategies implemented to redefine the Company to reduce expenses, improve margins, and exit unprofitable businesses is beginning to reach fruition. Revenues for the quarter ended September 30, 2004, including sales of $285,000 from the company's new Data Dialog division was $2,080,000 compared with $1,675,000 for the quarter ended September 30, 2003. Data Dialog had approximately 54% of sales, while Healthcare Dialog had 46% of sales in the quarter. Data sales constituted an even greater portion of the total when sales of Healthcare Dialog's iData are factored in.

      Costs of Revenues for the quarter ended September 30, 2004 was $797,000 or 38% of sales, compared with $1,073,000 or approximately 64% of sales in the quarter ended September 30, 2003. Management's efforts to reduce Cost of Revenue continued to bear fruit in this quarter and were the significant factor in the overall improvement in the performance of Dialog Group. The increase in the portion of sales in high margin categories of business, relationships with new data suppliers, and the utilization of company data assets rather than relying on external sources will continue to drive down Cost of Revenue in the forth quarter. As a result of these factors, gross profits were up almost 132% for the quarter compared to a year ago, an improvement of slightly more than $600,000. The gross margin for the quarter was about 62% vs. about 36% for the same quarter a year ago. The sources of the revenue and costs for each division are further discussed below.

      Operating Expenses for the quarter ended September 30, 2004 was $1,262,000 compared with $956,000 for the quarter ended September 30, 2003. Expenses associated with a public company and the company's efforts to invest in additional sales staff for Data Dialog, traditionally less productive during their initial employment period make up a majority of the increase in operating expenses. In addition, expense relating to commissions paid was reclassified to Operating Expenses in 2004. Operating expenses in several divisions, as well as central expenses, were reduced by approximately $84,000 as a result of reviewing accruals and expenses, and their adjustment to proper levels.

      Profit from Operations was $21,000 for the quarter ended September 30, 2004 compared with a loss of $354,000 for the quarter ended September 30, 2003 an improvement of $375,000.

      Other Income for the 2004 third quarter included $302,000 of income relating to forgiveness of debt and a favorable litigation settlement offset by $11,000 of interest expense. In 2003, the quarter included $8,000 of Other Expense, all of it interest expense.

      The Net Profit for the quarter ended September 30, 2004 was $122,000, which includes approximately $190,000 loss from discontinued operations compared with a Net Loss of $421,000 in the quarter ended September 30, 2003, which represents an improvement of approximately $543,000.

      Healthcare Dialog Division

      For the three months ended September 30, 2004, the Healthcare Dialog division's total consolidated revenues were approximately $954,000 as compared to approximately $920,000 for the same period ended September 30, 2003. The company's iData division began to deliver data from its syndicated telephone survey to more of it's customers in the third quarter which had a positive impact on sales. At the same time sales of nFusion improved from the same quarter a year ago as a result of a major pharmaceutical website design and management project being worked on in the third quarter. The impact of the positive sales in iData and nFusion more than offset the decline in +Media sales for the quarter.

      The division's Costs of Revenue was $349,000 for the quarter ended September 30, 2004; representing 37% of revenue compared with $646,000 and 70% of revenue for the quarter ended September 30, 2003. This reduction in Cost of Revenues was almost $300,000. The shift in balance of sales to more profitable iData and nFusion was a factor in the improvement. The Cost of Revenue improvement as a percentage of revenue was also effected. Management believed the +Media cost of inventory associated with almost one thousand radio station web sites made it difficult for this platform to produce sales at an acceptable gross profit rate and, in the fourth quarter of 2003, discontinued the relationship with the media organization which owns the radio stations. The current strategy is to capitalize on the more profitable TV station web site relationships and to find alternative web inventory which fits into the overall healthcare marketing plan while providing +Media with better margins. The division's Cost of Revenues is reduced by approximately $17,000 arising from reclassification of sales commissions to Operating Expenses.

      Gross Profits for the quarter were more than twice the same period a year ago, an increase of over $ 330,000. The Gross Margin was about 63% for the three months ended September 30, 2004.

      The Healthcare Dialog Division's consolidated Total Operating Expenses were approximately $200,000 for the three months ended September 30, 2004. This compares favorably with the approximately $224,000 for the same period ended September 30, 2003. the percentage of sales in this quarter of 2004 was approximately 21% compared to Expenses of approximately 24% for the same period a year ago. In this quarter in 2003, Healthcare expenses included the salaries of executives that in 2004 are charged to Dialog Group directly. In addition, Healthcare Dialog's rent in the third quarter of 2004 was reduced from 2003 as a result of the relocation of the Houston office and the expense related to the rent for offices in New York City being shared with Dialog Group.

      For the three months ended September 30, 2004, this division's consolidated Net Income from Operations was approximately $406,000. This represents an improvement from Net Income from Operations of $50,000 in the same period ending September 30, 2003, an improvement of approximately $356,000. This quarter continued to benefit from margin improvements and cost reduction as it did in prior periods, however the third quarter had the added benefit of sales ahead of the same period in 2003.

      During the third quarter of 2004, Other Expense consisted of approximately $96,000 in forgiveness of debt income and almost equal amounts of Interest Expense and reclassification of Other Expenses. During 2003, this Other Expense was approximately $5,000, almost all interest expense.

      Division Net Income for the third quarter of 2004, after a loss of $14,000 arising from discontinued operations, was $487,000. This compares favorably to a Net Loss of $30,000, including losses of $75,000 from discontinued operations for the same period in 2003

      Data Dialog Division:

      The analysis of the Data Dialog Division focuses on the business remaining after the sale of ThinkDirectMarketing, Inc.: Mail Mogul for both 2004 and 2003 and Data Dialog for 2004 only.

      Mail Mogul's revenue for the quarter was $841,000 compared to $755,000 for the same period a year ago. Positive sales results were primarily due to additional sales staff, new customer acquisitions, and the growth of current customer purchases. For the quarter, as a result of the increase in data sales, ancillary services offered by Mail Mogul to its customers, such as National Change of Address (NCOA), also increased. Management has redirected funds from the low margin consumables classification to support these businesses.

      Data Dialog had sales of $285,000 for the third quarter of 2004. Data Dialog Marketing Specialty List sales provided the greatest proportion of the revenue from this category with sales of the company's subscription products and packaged marketing service making up the balance. Sales increased slightly in the third quarter of 2004 over the second quarter as the result of a several salespeople maturing and becoming more efficient new sales management, a greater marketing effort and a more focused drive on providing full service direct mail campaign management products. The main sales lead generating source has been the US Postal Service. During the 3rd Quarter, Data Dialog was in the top link placement of all merchant affiliates on USPS website, which drove a larger than normal number of referrals to the Data Dialog website.

      This division's Data Dialog Digital call center reverse append product continued to enjoy increased revenue from the second three months of the year.

      Mail Mogul's Costs of Revenue were $329,000 for the three months ended September 30, 2004, compared with $427,000 for the quarter ended September 30, 2003 an improvement of almost $100,000. Cost of Revenue dollars in 2004 no longer includes commissions to internal sales staff. As a result, about $93,000 was charged to operating expenses in the third quarter 2004 that would have been Cost of Sales had the change in accounts not taken place. The positive impact of utilizing company data instead of purchasing data from outside supplies has also had a positive impact on margins. The Mail Mogul Gross Margin rate was up 17 points during the period from the same period a year ago to about 43%.

      Data Dialog's Costs of Revenue for July through September of 2004 was $119,000, about 42% of sales. This figure held constant from the second quarter of 2004.

      Mail Mogul's Operating Expenses were $285,000 for the quarter ended September 30, 2004 compared with $188,000 for the quarter ended September 30, 2003. A significant factor impacting this line was the reclassification of commissions paid in 2004, which was discussed above. Some of the other factors contributing to the increase were the increased rent associated with the larger offices the company leases this year and approximately $55,000 of internal allocations of costs from other business units.

      Data Dialog's Operating Expenses for the three-month period ending September 30, 2004 were $263,000. Selling and marketing expense of $189,000 made up the greatest portion, which include the initial investments in new sales staff and the cost of the existing sales group.

      Mail Mogul's Net Income from Operations for the quarter ended September 30, 2004 was $226,000 compared with $140,000 for the same quarter in 2003.

      Data Dialog's Net Loss from Operations was $97,000 for the three months ended September 30, 2004. Investments made in sales staff and an online platform, along with administrative expenses requires a sales level above that reached during the third quarter in order for this unit to show a profit.

      During the third quarter of 2004, Mail Mogul's Other Income consisted principally of $4,000 each from the forgiveness of debt and an offset from interest expense. During the third quarter of 2003, Mail Mogul had no Other Income.

      Mail Mogul's Net Profit for the quarter ended September 30, 2004 was $226,000 compared with Net Profit of $140,000 for the quarter ended September 30, 2003.

      After a gain of about $8,000 on a debt settlement, Data Dialog's third quarter Net Loss for 2004 was $89,000.

Nine Months Ended September 30, 2004

      Dialog Group

      Revenues for the nine months ended September 30, 2004 were $6,162,000 compared with $5,953,000 for the three quarter year ended September 30, 2003. Data sales continue to increase as a percentage to total. Sales of data to healthcare clients are included in the healthcare segment. The strategies implemented to redefine the Company to reduce expenses, improve margins, and exit unprofitable businesses is beginning to reach fruition. This approach has had a positive impact on income and fostered the elimination of most of the unprofitable revenue from a year ago. A significant factor in nine month revenue results is +Media. While Dialog Group remains committed to Healthcare Dialog's +Media platform sales in +Media were off from the same period a year ago. In the second half of 2003 the organization responsible for sales of +Media was moved from Houston to New York City in an effort to be closer to pharmaceutical companies and healthcare advertising agencies that are responsible for purchasing internet advertising for large pharmaceutical companies. As expected, the move had a negative impact on local Houston clients.

      Costs of Revenues for the nine months ended September 30, 2004 were $2,595.000 just over 42% of sales, compared with $3,799,000 or approximately 64% of sales in the half year ended September 30, 2003. The achievement of the goal to reduce Cost of Revenue significantly factors in the overall improvement of Dialog Group. The increase in the portion of sales in high margins categories of the business, relationships with new data suppliers, and the utilization of company assets rather than relying on external sources have driven down Cost of Revenue. The allocation of over $250,000 to Operating Expenses in the company's Mail Mogul business also helped to reduce the Cost of Revenues. As a result of these factors, Gross Profit is up for the nine months compared to a year ago, an improvement of one million, four hundred thousands. The gross margin for the nine months was about 58% vs.36% for the same period a year ago. The third quarter improvement help to increase the figure for the full nine months.

      Operating Expenses for the three quarters ended September 30, 2004 was $4,075,000 compared with $3,329,000 for the same period ended September 30, 2003. The company's efforts to invest in additional sales staff that is traditionally less productive in generating sales during their initial employment period, an investment in an online data delivery platform, and a more extensive marketing program also contributed to the increase in operating expenses. The reclassification in Mail Mogul from Cost of Revenue to Operating Expense commented on earlier contributed to the increase as well. Depreciation and amortization increases make up the balance of the increase in operating expenses. Losses from Operations were $507,000 for the nine months ended September 30, 2004 compared with $1,175,000 for the nine months ended September 30, 2003, an improvement of close to $670,000. Net Other Income was $503,000 for the nine months ended September 30, 2004 compared with a Net Other Loss of $124,000 for the same period ended September 30, 2003. The Company's Other Income for the first three quarters of this year included $546,000 of income arising from forgiveness of debt and settlement of additional claims for common stock offset by approximately $44,000 of interest expense. All of the Other Expense for 2003 was interest expense.

      The Net Loss for the nine month's ended September 30, 2004 was $259,000, of which $255,000 was from discontinued operations compared with $1,588,000in the nine months ended September 30, 2003, of which $289,000 arose from discontinued operations. This represents an improvement of about $1,329,000 from the same period a year ago.

      Healthcare Dialog Division

      For the nine months ended September 30, 2004, the Healthcare Dialog division's total consolidated revenues were approximately $2,890,000 as compared to approximately $3,638,000 for the same period of 2003 a decrease of about $750,000. Sales in +Media were off from the same period a year ago. In the second half of 2003 the organization responsible for sales of +Media was moved from Houston to New York City in a effort to be closer to pharmaceutical companies and healthcare advertising agencies. As expected, the move had a negative impact on local Houston clients. Sales in nFusion were down from the same period a year ago. In addition sales of low margin printing were down from a year ago. During the period iData, had its first international data sale of 2004 capitalizing on the growing trend of citizens of the United States filling medical prescriptions from Canadian companies.

      The division's Costs of Revenue was $1,212,000 for the first three quarters of 2004; representing 42% of revenue compared with $2,494,000 and 69% of revenue for the first three quarters of 2003. The reduction in Cost of Revenues was $1,282,000. Cost of Revenue was positively impacted by a swing in the composition of sales. Higher Cost of Revenue business classifications like +Media and printing in nFusion made up a lower percentage of Healthcare Dialog sales and thus Cost of Revenue decreased.

      Gross Profit improvement significantly impacted operating results for the first nine months of 2004. Gross Profit for the first nine months of 2004 was $1,678,000, an increase of over $533,000 from the same period a year ago. The Gross Margin was about 58% for the nine months ended September 30, 2004. The third quarter improvement help to increase the figure for the full nine months.

      The Healthcare Dialog Division's consolidated Total Operating Expenses were approximately $542,000 for the nine months ended September 30, 2004. This one aspect compares favorably with the approximately $1,050,000 for the same period ended September 30, 2003 and had a significant impact on results. Operating Expenses as a percentage of sales in the first three quarters of 2004 were 19% compared to approximately 29% for the same period a year ago. In the first three quarters of 2003, Healthcare expenses included the salaries of executives that in the same period in 2004 are charged to Dialog Group directly. In addition, Healthcare rent in the first nine months of 2004 was reduced from 2003 as a result of the relocation of the Houston office and the expense related to the rent for offices in New York City being shared with Dialog Group.

      For the nine months ended September 30, 2004, this division's consolidated Net Income from Operations was over $1,136,000. This represents an improvement from the Net Income from Operations of $95,000 in the same period ending September 30, 2003 of almost $1,040,000. Despite a decrease in sales, this division was able to improve Net Income from Operations as a result of a reduction in the Cost of Revenue and a reduction in actual expenses including a reduction in the number of employees, coupled with expenses being moved to Dialog Group corporate and a decrease in depreciation along with approximately $69,000 arising from inter-company cost allocations.

      2004 Other Income of $180,000 consisted of the net of $28,000 of Interest Expense and $207,000 of income arising from forgiveness of debt. 2003 Other Expense consisted of over $70,000 of Interest Income.

      The division's Net Profit from continuing operations for the first three quarters of 2004 was $1,316,000. After a charge of $40,000 for losses on discontinued operations, the 2004 Net Profit for the first three quarters was $1,276,000. The division's 2003 Net Profit from continuing operations for the first three quarters was $25,000. After a charge of $77,000 for losses on discontinued operations, the 2003 Net Loss for the first three quarters was $53,000.

      Data Dialog Division:

      The analysis of the Data Dialog Division focus on the business remaining after the sale of TDMI: Mail Mogul for the both 2004 and 2003 and Data Dialog 2004 only.

      Mail Mogul's revenue was $2,510,000 for the first nine months of 2004 which compared favorably to the $2,315,000 in revenue in the comparable period of 2003. This represents an improvement of almost two hundred thousand dollars or over 8%. The company's efforts to increase sales of data in its mail shop channel proved successful. Mailing List sales nearly doubled compared to the same period a year ago. Improved results were primarily due to additional sales staff, new customer acquisitions, and the growth of current customer purchases.. For the year to date, as a result of the increase in data sales, ancillary data services offered by Mail Mogul to its customers, such as National Change of Address (NCOA) also increased.. During the first nine months of 2004, Mail Mogul's "Hot Lead" sales remained constant from a year ago. Sale of consumables decreased when compared to last year as a result of the company's conscious decision not to provide marketing support to this low margin category.

      Data Dialog had sales of $762,000 for the first three quarters of 2004. Data Dialog Marketing Specialty List sales provided the greatest proportion of the revenue for this company with sales of the company's subscription products and packaged marketing service making up the balance The main sales lead generating source has been, and continues to be, the US Postal Service. Year to date, Data Dialog is in the top link placement of all merchant affiliates on USPS website, which drove a large number of referrals to the Data Dialog website.

      This division's Data Dialog Digital call center reverse append product enjoyed increased revenue. During the period ending September 30, 2004, contracts were signed with several new clients, including an agreement with a current client to expand the scope of the relationship from a basic data reseller to a strategic partner relationship. The client will develop the grammar tables for Data Dialog's Digital product to enable real time voice response systems. Digital will be the exclusive reverse append offering for the clients new mid-tier modular voice enabled customer service products.

      Mail Mogul's Costs of Revenue was $1,101,000 for the nine months ended September 30, 2004, compared with $1,306,000 for the nine months ending September 30, 2003. As a result of the higher margin data sales contributing more to total sales in this mail shop channel, Cost of Revenue as a percentage of sales improved from 56% in 2003 to 44%in 2004. In addition Cost of Revenue dollars in 2004 no longer includes commissions to internal sales staff. As a result, about $255,000 was charged to Operating Expenses in 2004 that would have been Cost of Sales had the change in accounts not taken place. The Mail Mogul Gross Margin rate was up over twelve points during the period from the same period a year ago.

      Data Dialog's Costs of Revenue for the January through September of 2004 was $281,000, about 37% of sales. The third quarter improvement helped to increase the figure for the full nine months.

      The Operating Expenses for Mail Mogul during the first nine months of 2004 were $943,000 up from the $586,000 of a year ago. In addition to the change mentioned in the Cost of Revenues section, other factors contributing to the increase were the increased rent associated with the larger offices the company leases this year, the investment in additional sales staff that has yet to reach maximum productivity, and about $122,000 of internal cost allocations.

      Data Dialog's Operating Expense level for the first nine months of 2004 was $976,000, of which $634,000 was for sales and marketing. The level through the end of the third quarter still remains high relative to sales.

      Mail Mogul's Net Income from Operations for the nine months ended September 30, 2004 was $465,000 compared with $423,000 for the same period in 2003. The $122,000 of internal cost transfers in 2004, which were not recorded in 2003, impacted the year-over -year comparison.

      Data Dialog's Net Loss from Operations was $495,000 for the first nine months of 2004. Investments made in sales staff and an online platform requires a dollar sales level above that reached during the first nine months in order for this group to show a profit.

      Mail Mogul's Net Profit for the first nine months ended September 30, 2004 was $508,000 compared with a Net Income of $423,000 for the same period of 2003. 2004 Other Income for the first nine months of 2004 includes approximately $47,000 arising of from forgiveness of debt and settlement of additional claims for common stock less $4,000 of interest expense. The first nine months of 2003 did not have Other Income/Expenses.

      Data Dialog's nine month Net Loss for 2004 was $486,000.

Liquidity & Capital Resources

      DGI had a consolidated working capital deficit of approximately ($2,461,000) on September 30, 2004 as compared to a deficit of approximately ($3,046,000) at December 31, 2003. This improvement of approximately $586,000 is the result of reducing accounts payables along with accrued expenses primarily through the forgiveness of debt, settlement of debts for exchange of equity, and adjustment of accrued expenses to current estimates.

      On  September  30,  2004,  the  Healthcare  Dialog  Division's   financial
condition included a working capital deficit, of about ($1,246,000) as compared to a deficit of approximately ($1,311,000) at December 31, 2003.

      At the end of September, the Data Dialog Division had a working capital deficit of approximately ($731,000) as compared to a deficit of about ($716,000) on December 31, 2003.

      During the quarter, Dialog Group improved its liquidity position by factoring $300,000 of its receivables and issuing a $250,000 convertible note due in 2006.

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

Item 2 (c) Recent Sales of Unregistered Securities

      Class E Preferred Stock

      In September 2004, Dialog Group and Robin Smith, the former president of IP2M, Inc., agreed to settle their dispute concerning her employment agreement with the Company. In complete settlement of her claims, the Company, among other things, agreed to issue 10 shares of Class E Preferred Stock and warrants to purchase 250,000 shares of the Company's Common Stock at $0.16 per share to her. Ms. Smith represented herself in writing to be an accredited investor who was purchasing these shares for her own investment and agreed to restrictions on resale placed with the Company's transfer agent and the printing of a legend on her certificate. Because of these factors, this sale is exempt from registration under the Securities Act as not involving a public distribution under section 4(2).

      Conversions

      During this quarter, a former Healthcare Dialog, Inc. shareholder converted 435 shares of Class B-1 Preferred Stock into 17,400 shares of Common Stock. The certificate issued upon conversion bore Securities Act legends and stop orders have been recorded with the transfer agent. These transactions were exempt from registration under Section 3(a) (9) of the Securities Act of 1933 because they were exchanged by Dialog Group with the holders of its existing preferred stock exclusively and no commission or other remuneration is paid or given directly or indirectly for soliciting the exchange.

      Convertible Note

      In late September 2004, Dialog Group issued its convertible note to one purchaser. The note is due May 31, 2006, bears interest at a rate of 5% per annum, and is convertible with respect to both principal and interest at $0.06 commencing January 1, 2005. At the same time, Dialog Group granted to the purchaser a warrant to purchase 1,250,000 shares of common stock at $0.075 per share commencing January 1, 2005 and continuing until September 30, 2009. The purchaser represented itself in writing to be an accredited investor who was purchasing these shares for its own investment. The note and the warrant will bear a Securities Act legend and the purchaser has agreed, with respect to any common shares to be issued upon conversion or exercise, to restrictions on resale placed with the Company's transfer agent and the printing of a legend on any certificates. Because of these factors, this sale is exempt from registration under the Securities Act as not involving a public distribution under section 4(2).

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

                               DIALOG GROUP, INC.

Date: November 9, 2004
                                       By: /s/ Peter V. DeCrescenzo
                                           -------------------------------------
                                           Peter V. DeCrescenzo, President and
                                           Chief Executive Officer

- --------------------------------------------------------------------------------
Signature                         Title                           Date
- --------------------------------------------------------------------------------

/s/ Peter V. DeCrescenzo       Chief Executive Officer        November 9, 2004
- ------------------------
Peter V. DeCrescenzo

/s/ Vincent DeCrescenzo        Chief Financial                November 9, 2004
- -----------------------        and Accounting Officer
Vincent DeCrescenzo

                                INDEX TO EXHIBITS

  Exhibit         Page
  Number          Number           Description
  ---------       -----------      ---------------------------------------------

  31(i)            __               302 Certification of Chief Executive Officer
  31(ii)           __               302 Certification of Chief Financial Officer
  32(i)            __               906 Certification of Chief Executive Officer
  32(ii)           __               906 Certification of Chief Financial Officer