Form 10KSB
period 2004-12-31
DIALOG GROUP INC
filed 2005-04-06
CIK 1051059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

REPORT ON FORM 10-KSB

(Mark one)
/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the year ended December 31, 2004.

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______ to ______ .

Commission File No. 000-30294

DIALOG GROUP, INC.
(Name of Small Business Issuer in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	87-0394290 (I.R.S. Employer Identification Number)

Twelfth Floor, 257 Park Avenue South, New York, NY	10010
(Address of Principal Executive Offices)	(Zip Code)

212.254.1917
(Issuer's Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value per share.

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10SKB or any other amendment to this Form 10SKB. / /

State issuer’s revenues for the most recent fiscal year: $7,904,447

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market values shall be computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of a specified date within the past 60 days: $1,680,081 based on the last sale price of $0.0144 on March 31, 2005.

Check whether the issuer has filled all documents and reports required to be filed by section 12, 13, or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes /X/ No / /

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:116,672,283.

Documents Incorporated By Reference: Items 9, 10, 11, and 12 are incorporated from the Information Statement included in Schedule 14C to be filled within 30 days of the filing hereof.

PART I

Item 1. Description of Business

General

Dialog Group, Inc. (OTCBB: DLGG) is a publicly traded corporation, headquartered at 257 Park Avenue South, 12 Floor New York, New York 10010, with offices in Valencia, California; Sunrise, Florida; and Houston, Texas. The company’s two divisions, Data Dialog and Healthcare Dialog, provide a broad spectrum of proprietary and exclusive databases for healthcare, pharmaceutical, consumer and business-to-business market clients as well as traditional advertising (print, broadcast) and marketing services (broadcast, new media, and internet-based promotional venues). The company owns and/or has licensing rights to over 85 Web sites, 9 databases, and 5 products. The Websites are utilized by the company’s Healthcare Dialog division primarily to help pharmaceutical clients reach out to patients, consumers, and healthcare professionals. The databases are the foundation of the products discussed in the data segments of the business and afford the company the opportunity to work at higher gross margins.

Additionally, Dialog Group maintains exclusive contracts with leading multi-national pharmaceutical companies to operate, maintain, and provide content for their consumer-directed Web sites.

Both Dialog Group’s divisions currently market its product and service offerings through branded, business organizations. The Data Dialog Division: Data Dialog Marketing, Data Dialog Digital, Mail Mogul, and Data Dialog Data Management. The Healthcare Dialog division: nFusion, +Media, and iData.

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

Data Dialog Digital is a customer data integration product that automatically appends names and addresses to telephone numbers on calls made by consumer and business customers to telephone call centers. Data Dialog Digital primarily markets its products to telephone bureaus operating in-bound and blended call centers with 5 to 500 seats. This represents more than 100,000 sites worldwide. Data Dialog Digital currently has contracts with 30 end user companies and 20 reseller organizations in this market segment and an additional 10 agreements with resellers which service this market. The real time format of this unit’s products gives customers instant access to data, and speeds up their promotional efforts and improves customer service.

Mail Mogul brings one-stop shopping to the small- to medium-sized mail shop industry. Its “Request for Quotes” product is this market’s first online commerce center to link customers who need direct mail job quotes with mail shops and direct marketing service organizations with letter-shop capabilities. Mail Mogul helps mail shops improve their business opportunities through a total-business-solutions approach. Mail Mogul provides mail shop and corporate mailrooms with data for resale to their customers and for internal use. In addition Mail Mogul offers its customers tabs, labels, and other supplies required by mail shops.

Data Dialog Data Management began operations in the summer of 2004 with the purpose of being a multi-channel data distributor offering a multitude of list and data services to List Managers, List Brokers, and National Account clients. Since then it has placed its Patient Dialog database with a major list manager and attained several new clients.

Healthcare Dialog Division

iData uses proprietary technologies to support health care and pharmaceutical clients in their direct marketing efforts, clinical trial recruitment, and consumer/patient market research efforts. It offers unique healthcare data on over 1.9 million households, which serves as the foundation for the highly targeted and efficient communication plans of pharmaceutical companies, and other healthcare companies. Its exclusive data is compiled from respondents who agree to telephone interviews. The primary function of this business unit is to identify patient/consumer targets and enhance patient/consumer databases. Working with +Media, iData also offers data gathering programs over the Internet.

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

+Media’s platform provides, maintains, and delivers healthcare content across a national network of local TV and Radio station’s Web sites. The content - over 15,000 text articles - has attracted millions of health information seekers to the broadcast stations’ Web sites for a combined US household penetration of 80%. Here, client public relations, promotional, and educational material are blended into a seamless presentation for maximum viewer impact. To maintain repeat traffic, all features are refreshed regularly.

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

Disposition of Old Subsidiaries

During the fourth quarter of 2003, Dialog Group reorganized the Data Dialog division, replacing its out of date platforms and acquiring new data sources. In connection with the reorganization, the division abandoned its efforts to utilize the old platform, the division having previously written off its investment as the problems became apparent and formed a new corporate entity, Digital Data, Inc. to hold the investments made in the new platforms and web interfaces and the contracts with the new data sources. ThinkDirectMarketing, Inc., which owned the old technology and held the no longer functioning data contracts was sold to an unrelated party for nominal consideration.

During the fourth quarter of 2003, Dialog Group sold the Software Dialog division to its management and a group of English investors for approximately $450,000.

Finally, during the fourth quarter of 2003, the Healthcare Dialog division sold Healthcare Horizons, Inc. to an unrelated party and, as a part of the sale, accepted access to HCH’s data assets as full settlement of any inter-company obligations owed by HCH to its parent.

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

Data Dialog Digital’s main competitors are InfoUSA, Targus, and Acxiom which offer consumer data for Business-2-Consumer uses and focuses on the Fortune 500 companies.

Healthcare Dialog faces four types of competitors: specialty healthcare advertising agencies like Nelson Communication Inc. or Rapp Collins, traditional healthcare advertising firms such as Grey Healthcare, Internet agencies like SimStar, and pharmaceutical companies in-house advertising and marketing departments. +Media internet advertising efforts compete with companies like WebMD and America on Line and its broadcast services compete with other TV and radio networks.

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

Licenses, Patents and Trademarks

Healthcare Dialog owns the trademarks “que die” and “qd.online” and “IP2M”.

Research and Development

The company out sourced the development of its new Data Dialog online subscription data sales platform, which was successfully launched in the fourth quarter of 2003. In addition the quarterly data updates are outsourced as well. The Digital Data Dialog platform has been enhanced to allow for a greater number of matches and incremental revenue. During the year in-house modifications of and enhancements to the company’s corporate and Data Dialog websites were made. DGI reduced development resources for ongoing research, new products development, and the time being used for maintenance of the product set during the later part of 2004 as a result of its outsourcing and consolidation strategies.

Employees

As of the date of this report, the Company and it subsidiaries, had 45 employees, principally 21 in New York City, 8 in Valencia, California, and 16 in Sunrise, Florida. The Company believes that its relationship with its employees is good.

Item 2. Description of Property

The Company owns no real estate.

Headquarters

Since March 1, 2003, the Company’s headquarters has been at 257 Park Avenue South, New York, NY 10010. There it occupies 5,599 square feet under a lease expiring June 30, 2007. The terms of the new lease include a base rent for the first year through May 31, 2005 of $13,767 per month increasing to $14,180 per month through 2006 and $14,606 per month through the end of the lease.

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

Texas Lease

In November IP2M relocating from its original office space at 3355 West Alabama, Houston Texas suite 990 to suite 160. At the same time an amendment to the original lease reduced the square footage from 2,263 to 1,559 square feet and the yearly rental to approximately $25,000 until September 20, 2006

Executive Apartments

The Company leased two apartments from Verdi Realty a company controlled by Peter V. DeCrescenzo and Vincent DeCrescenzo, Sr. The lease began on April 1, 2001, had a term of 3 years, and provide for an annual rental of $22,800 per apartment. In February of 2004 Verdi Realty sold the apartment used by Peter V. DeCrescenzo. Effective March 2004 Peter V. DeCrescenzo will receive a $2,000 per month living allowance to cover hotel space during his visits to our New York office until a comparable apartment can be found. In January 2005, the Company renewed is lease on the remaining apartment for a two year term commencing January 1, 2005. The new annual rental is $24,000 per apartment.

Item 3. Legal Proceedings

Suppliers

On May 30, 2003 Demkin Printing filed a complaint against Healthcare Dialog in the Supreme Court of the State of New York, New York County. The complaint sought $85,076 for printing services and attorney’s fees. The Company has filed an answer and agreed to settle the claim for $69, 353. As of December 31, 2004 the balance remaining was $9,031.

In February of 2004 Healthcare Dialog received a summons from the Civil Court of New York County of New York. Darbert Offset Corp. sought seeking payment of $14,241 for printing materials between April and August of 2003. In May 2004, the claim was settled for $15,328.00, which was paid in full.

In December of 2001 PVD and Partners (PVD) and Wells Fargo Financial Leasing, Inc entered into an equipment lease agreement for a Cannon 1150 Color Laser Copier. PVD in July 2003 stopped marking payments on the lease. At that time $44,053.05 in payments and $5,169.56 in taxes was due to the leaseholder. The residual value of the equipment was at that time $17, 454.03. Including other expenses Wells Fargo was seeking $93,564. In March of 2004 Healthcare Dialog entered into an agreement with Wells Fargo to pay $60,000 over 12 payments of $5,000 each to settle the matter. Healthcare Dialog will take title to the equipment once the final payment is made. As of the end of 2004, $10,000.00 remained to be paid.

On March 29th, 2004 Direct Mail Quotes, LLC received a copy of a petition filed by a supplier Label Source in the District Court of Dallas County, Texas claiming Mail Mogul owes Label Source $122,314. Mail Mogul agreed to settle the dispute for $121,037. At December 31, 2004, $87,314 remained to be paid.

On March 26, 2004, DGI received a notice that PR Newswire Association, Inc. obtained a judgment against DGI of approximately $8,900 as of march 8, 2004. Dialog Group has no prior notice of this claim, made in the State of New Jersey. Dialog Group agreed to a payment terms and completed payment in the third quarter.

In June of 2004 Collins Ink Corporation filed a complaint against Mail Mogul in the Common Pleas Court of the State of Ohio, Warren County. The complaint was for printing supplies and attorney’s fees. The Company has filed an answer and agreed to settle the claim for $90,000. As of December 31, 2004 the balance remaining was $43,109.

In April 2004 USA Direct obtained a default judgment for $39,025 against Dialog Group in the Common Pleas Court of the State of Pennsylvania, York County. The Company has agreed to settle the claim for $20,000. As of December 31, 2004 the balance remaining was $15,000.00.

On July 30, 2004 Premiere Radio Network and Healthcare Dialog reach a settlement on payables to Premiere.. Premiere sought $186,533 for radio advertising and attorney’s fees. The Company agreed to settle the claim for $142,120 to be paid in twelve equal installments. As of December 31, 2004 the balance remaining was $91,590.

The City of New York, in August 2004, provided a Notice of Determination of Tax Deficiency of $8,694 including penalties and interest for the year of 2000 to PVD and Partners, a discontinued operation. The amount is fully recorded on the books of the Company.

In September 2004, Rheological Solutions, Inc. filed a complaint in the amount of $12,967 plus interest and fees for unpaid invoices. An agreement is in place for the Company to pay $10,000 in two installments to settlement this matter. During the 4th quarter, the Company made both installments and a written Notice of Dismissal was filed with the Court.

The New York State Department of Taxation in December 2004 provided a letter to QD Corporation, a discontinued unit that the Department claims that QD Corporation owes $7,936 in taxes and interest for corporate income taxes for the period ending December 31, 2002. After reviewing the consolidated Corporate tax return for 2002, QD was included in the consolidated tax return and therefore, is not required to file a separate return. This information has been provided to New York State Department of Taxation in response to its letter.

Employees

On or about December 14 of 2001 Lisa Pelatti a shareholder and former employee of P.V.D.& Partners, Inc. filed a complaint with the United States District Court for the Southern District of New York against P.V.D. & Partners, Inc., Peter V. DeCrescenzo and Healthcare Dialogue, Inc. to recover unpaid salary and expenses which she claimed are owed. She also attempted to exchange shares of PVD for shares of Healthcare Dialog. An agreement has been reached under which all payments have been paid.

On or about April 1, 2003, Dialog Group received a summons from a Colorado state District Court seeking enforcement of Dialog Group’s termination agreement with Keith Goodman requiring the payment of money. Dialog Group is attempting to resolve this matter on the basis of the existing agreement and will retain local counsel to defend itself. The full amount due under the termination agreement has been accrued in Dialog Group’s financial statements. After a Colorado court awarded Mr. Goodman a judgment, Dialog Group was able to work out a settlement totaling $47,330. As of December 31, 2004 $2,000.00 remains to be paid.

Former Subsidiaries

In April 2003, Dean Eaker and Bruce Biegel commenced an arbitration proceeding against Dialog Group and its former subsidiary, TDMI, relating to the termination of their employment before the American Arbitration Association in New York City. They seek monetary damages in the amounts of $258,789 and $117,000, respectively. After the end of the fiscal year, on January 17, 2005, the arbitration panel awarded $293,477 to Dean Eaker and 139,847 to Bruce Biegel. Dialog Group has initiated discussions to compromise this amount and is contemplating an appeal. The full amount of the award has been accrued on Dialog Group’s books and is charged to loss on discontinued operations.

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

With respect to the foregoing two actions, Dialog Group had previously accrued the amount of $80,000 on its books to provide for any legal costs associated with defending it against claims that it is responsible for the former subsidiaries’ debts. During 2004, Dialog Group accrued and additional $100,000.00

Immequire, LLC filed an action against Healthcare Horizons in the Superior Court of New Jersey, Morris County claiming unpaid invoices of about $54,000. In or about March of 2003 the court ruled in favor of Immequire. The full amount was accrued in the Healthcare Horizons’ financial statements.

Prior to the acquisition of Healthcare Horizon, a judgment was awarded to Chriscom, Inc. In December 2003 Chriscom named Dialog Group in its suit. Dialog Group will pay $6,500 so gain a release from this suit. On April 12th, 2003 Dialog Group was informed Chriscom hired a new attorney who filed a civil action with the Superior Court of New Jersey Division: Bergen County naming both Dialog Group and Healthcare Dialog in an effort to collect on payments due from Healthcare Horizons, a former subsidiary. This action has been settled and paid in full

Except as specified above, there are no material presently pending legal proceedings to which Dialog Group is a party, or to which any of its properties or assets are subject.

Item 4. Submissions of Matters to a Vote of Security Holders

At the Company’s annual meeting held on May 20th, 2004, the shareholders elected Peter DeCrescenzo, Vincent DeCrescenzo, Sr., Adrian Stecyk, and Richard Kundrat as directors. Each received the votes of 187,771 Class B and B-1 Preferred Shares, 71 Class E Preferred Shares, and 54,242,160 Common shares. There were no negative or withheld votes. The proposed increase in the authorized number of shares of Common Stock to 200,000,000 was approved with 54,242,160 shares of Common Stock, 187,771 shares of Classes B and B-1 Preferred, and 71 shares of Class E Preferred in favor and no abstentions or negative votes.

At the 2005 Annual Meeting, to be held on May 25th, 2005, a slate of four directors will be nominated.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company's shares of Common Stock are traded over-the-counter; the symbol for the Common Stock is “DLGG”.

The reported high and low bid prices for the Common Stock are as shown below for the years ended December 31, 2004 and December 31, 2003. The quotations reflect inter-dealer prices and do not include retail mark-ups, markdowns or commissions. The prices do not necessarily reflect actual transactions.

	High Bid	Low Bid
2004
First Quarter	$ 0.12	$ 0.01
Second Quarter	$ 0.085	$ 0.01
Third Quarter	$ 0.155	$ 0.03
Fourth Quarter	$ 0.11	$ 0.033
2003
First Quarter	$ 0.51	$ 0.15
Second Quarter	$ 0.35	$ 0.13
Third Quarter	$ 0.35	$ 0.09
Fourth Quarter	$ 0.13	$ 0.05

The last sale price of the Company's Common Stock on March 31, 2005, was $ 0.014 as reported on the over-the-counter Electronic Bulletin Board. As of the March 31, 2005, there were 675 shareholders of record of the Company's Common Stock. The Company has been informed that approximately 525 shareholders hold their Common Stock in nominee name. There are approximately 190 holders of the Classes B, B-1, and E Preferred Stock.

Dividends

The Company has never paid cash dividends on its Common Stock. The Company presently intends to retain future earnings to finance the expansion of its business and does not anticipate that any cash dividends will be paid in the foreseeable future. The future dividend policy will depend on the Company's earnings, capital requirements, expansion plans, financial condition and other relevant factors. None of the Company’s Preferred Stocks except the Class E pay any dividends. Each Class E share pays a quarterly dividend of $400; at the election of the Company, this amount may be paid in Common Stock. All of the dividends due through the end of the year were paid in stock.

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

Recent Sales of Unregistered Securities

Fourth Quarter 2004 Stock Sales

Conversions

During this quarter, 561 additional shares of the called Class A Preferred Stock were presented for conversion; a total of 281 shares of Common Stock were issued to the holder thereof. In addition, two former TDMI shareholders converted 660 and 6,178 shares of Class B Preferred Stock into 26,400 and 247,120 shares, respectively, of Common Stock. The certificates issued upon conversion bore Securities Act legends and stop orders have been recorded with the transfer agent. These transactions were exempt from registration under Section 3(a) (9) of the Securities Act of 1933 because they were exchanged by Dialog Group with the holders of its existing preferred stock exclusively and no commission or other remuneration is paid or given directly or indirectly for soliciting the exchange.

Class E Preferred Stock

During October 2004, Dialog Group and RDI Marketing, Inc agreed that 3 of the shares issued to RDI had been issued in error, and the shares were cancelled.

Class E Preferred Stock Dividends

During the fourth quarter, the Board decided to pay three additional quarterly dividends on the Company’s Class E Preferred Stock, those for the second, third, and fourth quarters of 2004, in shares of common stock. The dividends, at a rate of $400 per share per quarter, had not been paid. Pursuant to the provisions of the Class E Preferred Stock Declaration, shares of common stock, based on the average closing price for the shares during the last 20 trading days before the dividends were due, maybe paid in lieu of cash. As of the end of the fiscal year, a total of 2,839,076 shares were issued to settle $109,000 of dividends due at that time. The holders of the Class E Preferred Stock had represented themselves in writing to be accredited investors who were purchasing those shares and any shares issued as dividends for their own investment and agreed to restrictions on resale placed with the Company’s transfer agent and the printing of a legend on his certificate. Because of these factors, this issuance is exempt from registration under the Securities Act as not involving a public distribution under section 4(2).

The proceeds of all shares issued for cash were used for general business purposes.

Item 6. Management's Discussion and Analysis or Plan of Operation.

General

During 2003, Dialog Group acquired Healthcare Dialog, Inc. and IP2M, Inc. During the fourth quarter of that year, it shut down operations of Think Direct Marketing because of the failure of its operating platform and the quality of its data. The new operating platform, utilizing superior data sources, was launched as of December 1, 2003. It is operated by Dialog Group’s Data Dialog subsidiary.

At the end of 2003, ThinkDirectMarketing, Inc and Healthcare Horizons were sold to an unrelated party. In addition, Software Dialog plc, which distributed the Panda anti-virus software in England, was sold to its managers and a group of English investors.

Dialog Group’s consolidated operations reflected in this years’ financial statements include, for the purposes of this discussion, only both its remaining divisions. The consolidated results of operations for the years ended December 31, 2004 and 2003 are being presented on a pro-forma basis, which includes the results of operations of Dialog Group and its subsidiaries. These reports exclude the results of operations for the two subsidiaries which were sold before the end of the 2003 fiscal year. Management and the auditors believe these comparative results of operations are more meaningful then the actual results of operations that include operations from the date of acquisition only for the accounting acquirees and would also include the results of discontinued operations. Dialog Group’s consolidated result of operations and consolidated balance sheet for both 2003 and 2004 include only remaining units.

Results of Operations

Dialog Group

Revenues for the year ended December 31, 2004 were $7,904,000 compared with $7,137,000 for the year ended December 31, 2003. The data portion of the company’s business at the end of 2004 made up a greater percentage of the total than at the end of 2003. Improvement in Mail Mogul, the introduction of Data Dialog Select coupled with stronger sales of iData surveys were a primary factors.

Costs of Revenues for the year ended December 31, 2004 were $3,385,000 just under 43% of sales, compared with $4,879,000 or approximately 68% of sales in the year ended December 31, 2003. The achievement of this significant reduction in Cost of Revenue factors into the overall improvement of the company. The increase in the portion of the sales in the higher margin categories of the business and the utilization of company assets rather than relying on external sources have helped to decrease the Cost of Revenues. The gross margin for the year was about 57% compared with 32% for the same period a year ago.

Operating Expenses for the year ended December 31, 2004 was $5,504,000 compared with $9,947,000 for the same period ended December 31, 2003. The company invested in additional sales staff, in an online data delivery platform, and a more extensive marketing program in 2004. In 2003, approximately $4,500,000 was charged to loss on goodwill and fixed asset impairment.

Losses from Operations were $984,000 for the year ended December 31, 2004 compared with $7,689,000 for the year ended December 31, 2003, an improvement of over $6,700,000. This is the result of improved margins along with a loss on goodwill and fixed asset impairment charges in 2003.

Net Other Income was $549,000 for the year ended December 31, 2004 compared with a Net Other Income of $122,000 for the same period ended December 31, 2003. The Company’s Other Income for this year included $640,000 of income arising from forgiveness of debt and settlement of additional claims for common stock offset by approximately $90,000 of interest expense. The Other Income for 2003 was $225,000 of Other Income consisting of a gain recognized due to a reduction in accounts payables and other adjustments offset by interest expense of $103,000.

The Net Loss before inactive and discontinued operations was $435,000 for the year ended December 31, 2004 compared with $7,567,000 in the year ended December 31, 2003. After a 2004 loss on inactive operations and discontinued operations of $633,000, the overall Net Loss was $1,068,000. In 2003, there was a gain on discontinued and inactive operations of $600,000, reducing the final New Loss to $6,967,000.

The net loss for 2004 represents an improvement of about $5,900,000 from the same period a year ago.

Data Dialog Division:

The analysis of the Data Dialog Division focus on the business remaining after the sale of TDMI: Mail Mogul for the both 2004 and 2003 and Data Dialog 2004 only because Data Dialog did not begin operations until very late in 2003.

Mail Mogul’s annual revenue for 2004 was $3,180,000 which compared favorably to the $3,060,000 in revenue in 2003. This represents an improvement of approximately $120,000 or 3.9%. The company’s efforts to increase sales of data in its mail shop channel proved successful. Mailing list sales increased more that other product lines. Additional sales staff coupled with an increased marketing effort also played an important role in the sales improvement.

Data Dialog had sales of $994,000 for all of 2004. Data Dialog Marketing Specialty List sales provided the greatest proportion of the revenue for this unit with sales of the company’s subscription products and packaged marketing service making up the balance The main sales lead generating source has been, and continues to be, the US Postal Service. Year to date, Data Dialog is in one of the top link placement of all merchant affiliates on USPS website, which drove a large number of referrals to the Data Dialog website.

This division’s Data Dialog Digital call center reverse append product enjoyed increased revenue. During the period ending December 31, 2004, contracts were signed with several new clients, including an agreement with a current client to expand the scope of the relationship from a basic data reseller to a strategic partner relationship. The client will develop the grammar tables for Data Dialog’s Digital product to enable real time voice response systems. Digital will be the exclusive reverse append offering for the clients new mid-tier modular voice enabled customer service products.

Mail Mogul’s Costs of Revenue was $1,388,000 for the year ended December 31, 2004, compared with $1,749,000 for the year ending December 31, 2003. As a result of the higher margin data sales contributing more to total sales in this mail shop channel, Cost of Revenue as a percentage of sales improved from 57% in 2003 to 44% in 2004.

Data Dialog’s Costs of Revenue for the 2004 was $351,000, about 35% of sales.

The Operating Expenses for Mail Mogul during the year of 2004 were $1,181,000 up from the $1,032,000 of a year ago. The increase is in line with the increase in sales

Data Dialog’s Operating Expense level for the first year of 2004 was $1,300,000, of which $930,000 was for sales and marketing. The level through the end of the first full year of operations still remains high relative to sales.

Mail Mogul’s Net Income from Operations for the year ended December 31, 2004 was $610,000 compared with $280,000 for the same period in 2003.

Data Dialog’s Net Loss from Operations was $649,000 for its first year, 2004. Investments made in sales staff and an online platform requires a dollar sales level above that reached during the first year in order for this group to show a profit.

Mail Mogul’s Net Profit for the year ended December 31, 2004 was $682,000 compared with a Net Income of $280,000 for the same period of 2003. 2004 Other Income for 2004 includes approximately $82,000 arising of from forgiveness of debt and settlement of additional claims for common stock less $10,000 of interest expense. The 2003 year did not have Other Income or Expenses.

Data Dialog’s annual Net Loss for 2004 was $649,000, including $9,000 of Interest Expense and $16,000 of gain on debt settlements.

Healthcare Dialog Division

For the year ended December 31, 2004, the Healthcare Dialog division’s total consolidated revenues were approximately $3,731,000 as compared to approximately $4,048,000 for the same period of 2003 a decrease of about $320,000. Sales of +Media were below the 2003 level as the company gave up less profitable sales included in last year’s totals.

The division’s Costs of Revenue was for 2004 $1,645,000, representing 44% of revenue compared with $3,121,000 and 77% of revenue for 2003. The reduction in Cost of Revenues was $1,564,000. Cost of Revenue was positively impacted by a swing in the composition of sales. Higher Cost of Revenue business classifications such as +Media and printing in nFusion made up a lower percentage of Healthcare Dialog sales and thus Cost of Revenue decreased.

Gross Profit improvement significantly impacted operating results for 2004. Gross Profit for the year 2004 was $2,086,000, an increase of over $1,159,000 from the same period a year ago. The Gross Margin was about 56% for the year ended December 31, 2004.

The Healthcare Dialog Division’s consolidated Total Operating Expenses were approximately $757,000 for the year ended December 31, 2004. This one aspect compares favorably with the approximately $1,556,000 for the same period ended December 31, 2003 and had a significant impact on results. Operating Expenses as a percentage of sales for 2004 were 20% compared to approximately 38% for the same period a year ago. In 2003, Healthcare expenses included the salaries of executives that in the same period in 2004 are charged to Dialog Group directly. In addition, Healthcare rent in the first year of 2004 was reduced from 2003 as a result of the relocation of the Houston office and the expense related to the rent for offices in New York City being shared with Dialog Group.

For the year ended December 31, 2004, this division’s consolidated Net Income from Operations was over $1,328,000. This represents an improvement from the Net Loss from Operations of $629,000 in the same period ending December 31, 2003 of almost $2,000,000. Despite a decrease in sales, this division was able to improve Net Income from Operations as a result of a reduction in the Cost of Revenue and a reduction in actual expenses including a reduction in the number of employees, coupled with expenses being moved to Dialog Group corporate and a decrease in depreciation along with approximately $88,000 arising from inter-company cost allocations.

2004 Other Income of $208,000 consisted of the net of $40,000 of Interest Expense and $248,000 of income arising from forgiveness of debt. 2003 Other Expense of $40,000 consisted of over $80,000 of Interest Expense offset by 39,000 of Other Income.

The division’s Net Profit from continuing operations for 2004 was $1,548,000. After a charge of $184,000 for losses on discontinued operations, the 2004 Net Profit for the 2004 year was $1,364,000. The division’s 2003 Net Loss from continuing operations was $669,000. After a charge of $1,336,000 for losses on discontinued operations, the 2003 Net Loss was $2,005,000.

Liquidity & Capital Resources

DGI had a consolidated working capital deficit of approximately ($2,854,000) on December 31, 2004 as compared to a deficit of approximately ($2,930,000) at December 31, 2003. This improvement of approximately $76,000 is the result of reducing accounts payables along with accrued expenses primarily through the forgiveness of debt, settlement of debts for exchange of equity, and adjustment of accrued expenses to current estimates.

On December 31, 2004, the Healthcare Dialog Division’s financial condition included a working capital deficit, of about ($909,000) as compared to a deficit of approximately ($1,311,000) at December 31, 2003. This improvement of approximately $400,000 is the result of a reduction in the level of accounts receivable offset by reductions in accounts payables along with accrued expenses.

At the end the year, the Data Dialog Division had a working capital deficit of approximately ($665,000) as compared to a deficit of about ($716,000) on December 31, 2003. This improvement of approximately $51,000 is the result of a reduction in accounts receivable offset with a reduction in accounts payable.

During the 4th quarter of 2004, the company’s short-term liabilities were reduced by approximately $217,000 as a result of forgiveness of debt along with conversion of debt to equity. This is in addition to approximately $312,000 as a result of forgiveness of debt along with a favorable settlement agreement with a former employee of IP2M, Inc. during the third quarter of 2004.

In September 2004, the Company signed a convertible note agreement providing for two separate installments of $250,000 and $135,000. The Company received the loan of $250,000 in September and the balance in November. The proceeds were used to pay down accounts payables and fund current working capital needs.

The Company has obtained a $350,000 line of credit with a commercial factor. Approximately $150,000 was used to pay down aged accounts payables, while the balance is used to fund current operations.

In December 2004, four employees converted in aggregate $118,045 of unpaid wages to convertible notes. The notes are payable by the Company in May 2006.

In December 2004, a group of investors provided approximately $113,000 directly to a supplier for unpaid invoices. Later the same month, the Company received $125,000 from an additional convertible note it signed in December 2004. The proceeds were used to repay the initial loan and to fund current working capital needs.

The Company continues review other means of raising funds including issuing debentures and equity instruments. In 2005, it placed additional Convertible Notes and is negotiating with a private investor for the sale of its common shares. In addition, several employees have agreed accept common shares for their past due wages and expenses. The Company expects to be able to meet is cash flow needs through these activities.

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

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A Controls and Procedures.

Management continues its focus on the issue of internal control. To that end, it is continuing the process of centralizing the accounting function and developing policies and procedures that enhance the Company’s internal controls. With the assistance of a consultant, Management continues to evaluate present measures while at the same time reviewing areas that may require improvement..

Item 8B Other Information

Part III

Items 9, 10, 11, and 12 are incorporated by reference from the sections describing the Company’s Directors and Executive Officers and their compensation, their security ownership and that of the largest holders, and any transactions involving any of the forgoing and the Company found in the Registrant’s 2005 Information Statement. The Information Statement will be mailed to stockholders, together with this Annual Report, in connection with the 2005 Annual Meeting and filed with the Commission on Schedule 14C.

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

DIALOG GROUP, INC.

Date: April 5, 2005	By:	/s/ Peter V. DeCrescenzo
Peter V. DeCrescenzo, President and Chief Executive Officer

Signature	Title	Date
/s/ Peter V. DeCrescenzo Peter V. DeCrescenzo	Chief Executive Officer	April 5, 2005
/s/ Vincent DeCrescenzo Vincent DeCrescenzo	Chief Financial and Accounting Officer	April 5, 2005

Report of Independent Certified Public Accountants

To the Board of Directors and
  Stockholders of Dialog Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Dialog Group, Inc. and Subsidiaries as of December 31, 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two year period then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements .are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dialog Group, Inc. and Subsidiaries as of December 31, 2004 and the results of its operations and its cash flows for each of the years ‘in the two year period then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Berenfeld, Spritzer, Shechter and Sheer

Berenfeld, Spritzer, Shechter and Sheer
Miami, Florida
April 1, 2005

9655 South Dixie Highway | Third Floor | Miami, Florida 33156 [P] 305.274.4600 [F] 305.274.4601

www.bsss-cpa.com	Berenfeld Spritzer Shechter Sheer

DIALOG GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004

ASSETS

CURRENT ASSETS:
Cash	$131,690
Accounts receivable (Net)	608,985
Prepaid expenses and other current assets	68,114
Total current assets	808,789

PROPERTY AND EQUIPMENT, NET	42,087

OTHER ASSETS:
Data Assets (Net)	521,978
Website (Net)	106,364
Security Deposits	75,338
Total other assets	703,680

TOTAL ASSETS	$1,554,556

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable	$1,615,925
Accrued expenses	945,161
Deferred revenue	808,490
Current notes and loans payable	226,915
Current liabilities due to related parties	113,011
Other current liabilities	18,139
Total current liabilities	3,727,641

LONG TERM DEBT
Griffin Xover Fund 5% Convertible Note-related party	510,000
Convertible Note-related parties	118,045
Total Long Term Debt	628,045

STOCKHOLDERS' DEFICIENCY:
Preferred stock, $.001 par value; 1,500,00 Authorized	313
Class B, 312,372 Shares Issued and Outstanding
Class E, 200 Shares Authorized,
99.5 Shares issued and Outstanding
Common stock, $.001 par value, 175,000,000 Shares Authorized;	116,673
116,672,283 Shares Issued and Outstanding
Additional paid-in-capital	5,912,491
Accumulated deficit	(8,830,607)
Total stockholders' equity (deficiency)	(2,801,130)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$1,554,556

DIALOG GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
Cash Flows from Operating Activities:

Net Loss form Continuing Operations	$(435,103)	$(6,693,504)
Gain/(Loss)from Discontinued Operations	(643,014)	599,961
Gain/(Loss)from Inactive Operations	10,394
Loss from continuing operations	(1,067,723)	(7,293,465)

Adjustments to reconcile net loss
to net cash used in operating activities of continuing operations:
Gain on debt settlement	(516,649)	(185,789)
Loss on fixed asset impairment		56,938
Loss on goodwill impairment		4,481,596
Depreciation and amortization	349,320	285,641
Bad debt expense	(62,736)	137,963
Common stock, warrants and stock options issued for services		414,090
Changes in operating assets and liabilities: (Increase) Decrease
Accounts receivable	170,630	(324,930)
Prepaid and other current assets	19,477	22,291
Other current receivables	14,004	18,515
Accounts payable and accrued expenses: Increase (Decrease)	309,410	1,892,236
Current liabilities - Due to related parties	108,091	—
Other current liabilities	5,639	(22,722)
Deferred revenues	50,950	(258,099)
	(619,587)	(775,735)

Cash Flows from Investing Activities of Continuing Operations:
Purchase of property and equipment	(36,828)	(148,433)
Purchase of database	(144,424)	(180,620)
Settlement/(Issuance) of note receivable	100,000	(100,000)
Website development	(42,000)	(122,792)
	(123,252)	(551,845)

Cash Flows from Financing Activities of Continuing Operations:
Proceeds from Issuance of Convertivble Debt	510,000
Proceeds from Issuance of Convertivble Debt to Related Parties	118,045	—
Short Term Borrowing, net	(3,262)	(232,832)
Proceeds from sale of common stock	102,500	1,418,040
	727,283	1,185,208

Change in net cash of discontinued operations	—	(21,978)

Increase (decrease) in cash and cash equivalents	(15,556)	(164,350)

Cash and cash equivalents, beginning of year	147,246	311,596

Cash and cash equivalents, end of year	$131,690	$147,246

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid during the period	$90,018	$5,297
Income Taxes Paid During the Period	—	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Shares Issued in Acquisition of HCD		1,017,139
Shares Issued in Acquisition of IP2M		260,909
Shares Issued in Acquisition of HCH		264,033
Shares Issued in Acquisition of Azimuth		528,067
Conversion of Accounts Payable into Series E Preferred Stock		$867,501
Conversion of Accrued Expenses into Common Stock	$232,850	$85,607
Conversion of Accrued Expenses into Series E Preferred Stock	$163,960	$148,370
Conversion of Accounts Payable to Common Stock	$109,380
Conversion of Series B Preferred to Common Stock	$138	$143,739
Notes Payable - Advantage Fund (re: IP2M Acq.) Converted Equity	$75,000
Class E Dividends Payable Converted to Equity	$180,000

DIALOG GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 and 2003

	2004	2003

REVENUES	$7,904,447	$6,340,260

COST OF REVENUES	3,384,616	4,393,031

GROSS PROFIT	4,519,831	1,947,229

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,504,071	4,880,604

LOSS ON GOODWILL IMPAIRMENT	—	4,481,596

LOSS FROM OPERATIONS	(984,240)	(7,414,971)

OTHER INCOME (EXPENSES):

Interest expense	(90,018)	—
Other expense	(2,155)	(103,483)
Other income	1,952	224,989
Forgiveness of Debt	516,649
Litigation Settlement Income	122,710	—

Total Other Income (Expenses)	549,138	121,506

INCOME/ (LOSS) FROM CONTINUING OPERATIONS	(435,102)	(7,293,465)

INACTIVE AND DISCONTINUED OPERATIONS
Income (Loss) from Inactive Operations	$10,394
Income (loss) from operations of discontinued components	(643,014)	12,168
Gain on disposal of discontinued components	—	587,793
Total Gain or (Loss) from discontinued operations	(632,620)	599,961

NET LOSS	(1,067,722)	(6,693,504)

LOSS PER SHARE, BASIC AND DILUTED
ON NET LOSS FROM CONTINUING OPERATIONS	$(0.00)	$(0.10)

EARNING PER SHARE ON DISCONTINUED OPERATIONS, BASIC AND DILUTED	$(0.00)	$0.01

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.01)	$(0.09)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	150,937,708	70,988,837

DIALOG GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
FOR THE YEAR ENDED DECEMBER 31, 2004

	CLASS B		CLASS E
	PREFERRED STOCK (B)		PREFERRED STOCK (E)		COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Balance at 12/31/03	322,158	322	87.0	0	85,812,911	85,813	5,370,879	(7,617,683)	(2,160,669)

Shares issued for cash			3.5	0			35,000		35,000
Shares converted from IMX to DGI					41,715	42	(42)		0
Conversion of preferred stock to common	(9,786)	(9)			391,721	365	(356)		0
Conversion of accrued settlment to preferred stock			10.0				21,250		21,250
Conversion of accrued payroll to preferred stock			2.0	0			20,000		20,000
Conversion of accrued payroll and
accounts payable to common stock					16,528,965	16,556	137,300		153,856
Conversion of notes payable and accrued
interest to common stock					4,115,178	4,115	79,555		83,670
Shares issued in lieu of director compensation					2,000,000	2,000			2,000
Cashless exercise of options					500,000	500	(500)		0
Exercise of options					3,333,333	3,333	196,667		200,000
Reserve for collection on payment of options							(132,500)		(132,500)
Stock options issued for services							30,000		30,000
Issuance of stock options							1,764		1,764
Warrants attached to notes payable issued							9,096		9,096
Outside services cost of new equities							(1,675)		(1,675)
Cancellation of preferred shares			(3.0)				(30,000)		(30,000)
Dividends					3,948,460	3,948	176,052	(145,200)	34,800
Net Income/(Loss)								(1,067,722)	(1,067,722)
Balance at December 31, 2004	312,372	313	99.5	0	116,672,283	116,673	5,912,490	(8,830,605)	(2,801,129)

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND CAPITALIZATION

Dialog Group, Inc. was incorporated under the laws of the State of Delaware on October 4, 2002. The Company’s authorized capital stock consisted of 1,000 shares with no par value.

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

In conjunction with the merger, the Company’s Certificate of Incorporation was restated to increase the total number of shares of capital stock that the Company has the authority to issue to 101,000,000. The total number of authorized shares of common stock, $0.001 par value, was 100,000,000 and the total number of authorized preferred stock, $0.001 par value, was 1,000,000. The Board of Directors is authorized to establish the preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and the number of shares constituting each series or the designation of such series.

On May 23, 2003, the Company further increased the total number of shares of capital stock of authorized shares of $0.001 par value common stock available for issuance to 175,000,000 and the total number of authorized $0.001 par value preferred stock available for issuance to 1,500,000.

Further, on June 18, 2004, the Company increased the total number of shares of capital stock of authorized shares of $0.001 par value common stock available for issuance to 200,000,000 and the total number of authorized $0.001 par value preferred stock available for issuance to 1,500,000. And, on June 18, 2004, the Company eliminated its Class C preferred stock. Also, on June 18, 2004 the terms of the Company’s Class E preferred stock were restated. The number of shares of authorized Class E preferred stock is 200 shares. In the event of liquidation, dissolution or winding-up or sale of more than 50% of the voting securities of the Company, holders of the Class E preferred stock shall be entitled to Liquidation Rights equivalent to $10,000.00 per share plus any accumulated but unpaid dividends.

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
December 31, 2004

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

ACCOUNTS RECEIVABLE

The Company conducts business and extends credit based on the evaluation of its customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. Recoveries of accounts previously written off are recognized as income in the periods in which the recoveries are made. At December 31, 2004, the allowance for doubtful accounts is $138,077.

REVENUE RECOGNITION

The Company recognizes revenues in accordance with SAB 101, which reflects the basic principles of revenue recognition in existing generally accepted accounting principles. Accordingly, revenues are recognized in the Healthcare Division upon a monthly review by management of each agreement to determine the percentage of the goods, or services actually delivered, or provided to customers. In the Data Division revenues derived from the sale of twelve-month subscriptions to the Company’s mailing lists are deferred and included in income on a monthly basis as revenues are earned. Revenues are earned on other goods or services when actually delivered or provided to the customer.

NET LOSS PER COMMON SHARE AND DILUTIVE SECURITIES

Earnings (loss) per share are computed in accordance with SFAS No. 128, “Earnings per Share”. Basic earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period.

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

The following is a summary of the securities that could potentially dilute basic earning (loss) per share in the future. These were not included in the computation of the diluted earnings (loss) per share because their exercise or conversion would be anti-dilutive.

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2004	2003

Preferred stock	20,826,154	19,925,932

Warrants	6,381,865	2,854,140
Stock options	3,377,500	1,552,500
Convertible notes	11,134,083	1,818,182

Total	41,719,602	26,150,754

RESTATEMENT

During 2003, the Company disposed of the following wholly-owned subsidiaries; QD, Inc., Healthcare Horizons, Inc., ThinkDirectMarketing, Inc., and Software, plc. The 2003 statement of operations and cash flows were restated to reflect the disposed subsidiaries retroactively applied to the December 31, 2003 financial statements. This had no effect on net income or earnings (loss) per share.

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

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

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

GOODWILL AND OTHER ASSETS

Goodwill
The Company tests goodwill and other assets for impairment annually. The provisions of SFAS No. 142 require the completion of an annual impairment test, with the impairments recognized in current earnings. In 2003, management reviewed the value of goodwill related to acquisitions of Healthcare Dialog, IP2M, and Healthcare Horizons. Based upon the review which consisted of estimated future revenue streams, Goodwill was impaired in the amount of approximately $4,482,000 which was the total goodwill recorded for the acquisitions during 2003.

Databases

The databases consist of the one acquired from Healthcare Horizons and other acquired from Azimuth Target Marketing along with the costs of expanding the databases through the use of telephone surveys. As the databases, along with current telephone surveys, are generating revenue streams and are expected to do so in the future, no impairment is required. The databases are amortized over a three year period, while the telephone surveys are amortized over a five year period.

Website

The Company accounts for website development and maintenance costs in accordance with the guidance of EITF 00-2 “Accounting for Website Development Costs” and Statement of Position 98-1 “Software Developed or Obtained for Internal Use”. Costs incurred in the planning stage are expensed as incurred. Costs incurred in connection with the development stage are capitalized during the application development stage and amortized over a three year period. Costs incurred during the post-implementation operation stage, and fees incurred for web hosting, are expensed as incurred.

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lifes of the assets, which range from three years to five years. Expenditures for major betterments and additions are capitalized, while replacement, maintenance and repairs, which do not extend the lives of the respective assets, are charged to expense currently. Any gain or loss on disposition of assets is recognized currently.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company incurred $12,170 and $14,312 in advertising costs for the years ended December 31, 2004 and 2003, respectively.

STOCK-BASED COMPENSATION

On December 2004, the FASB issued SFAS No. 123R, "Accounting for Stock-Based Compensation". This statement is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No.25, "Accounting for Stock Issued to Employees". This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models.

In addition, a public entity is required to measure the cost of employee services received in exchange for an award of liability instruments based on its current value. The fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over the period.

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

For public entities that file as small business issuers, this statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

At the required effective date, all public entities that used the fair value method for either recognition or disclosure under Statement 123 are required to apply this statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro-forma disclosures. For periods before the required effective date, those entities may elect to apply the modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123. The Company does not expect SFAS No. 123R to have a material effect on its financial statements.

COMPENSATED ABSENCES

The Company only accrues for compensated absences of employees with employment agreements with the Company that require the Company to provide for this benefit. Accordingly, the liability for such absences has been recorded in the accompanying consolidated financial statements.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company, Dialog Group, Inc., and its wholly-owned subsidiaries; Healthcare Dialog, Inc., IP2M, Inc., Mail Mogul, Inc., and Data Dialog, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

REPORTING PERIOD

As further explained in Note 2, the acquisition of HCD effective March 1, 2003 was accounted for as a reverse acquisition. HCD was deemed to be the accounting acquirer and the Company was deemed the legal acquirer. The accompanying condensed consolidated financial statements for the twelve months ended December 31, 2004 depict the results of operations and cash flows of HCD, MMI, IP2M, and DGI for the twelve months ended September 30, 2004 and the results of operations and cash flows of HCD DGI, MMI, IP2M from March 1, 2003, (effective date of the acquisition) to December 31, 2004. The accompanying condensed consolidated financial statements for the and twelve months ended December 31, 2004 depict the results of operations and cash flows of HCD, MMI, IP2M, and DGI.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior year financial statements in order for them to be in conformity with the current year presentation.

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

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

Of the approximately 70,203,000 shares of common stock outstanding after the consummation of both transactions (giving effect to the conversion of the preferred stock), HCD controlled 48.45% of the combined entity; DGI controlled 40.29% of the combined entity, with IP2M controlling the remaining 11.26%. In addition, former owners of HCD currently control the Board of Directors, with two of the current four members being former officers of HCD. As a result, HCD was deemed the accounting acquirer and the acquisition of HCD was accounted for as a reverse acquisition.

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

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

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

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

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

Balance of page is intentionally left blank.

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

UNAUDITED PRO-FORMA RESULTS OF OPERATIONS

The following set forth the Company's results of operations for the twelve months ended December 31, 2004 with comparative results of operations for the twelve months ending December 31, 2003, as if the acquisitions of HCD and IP2M had taken place at the beginning of 2003. The 2004 amounts include the results of operations for all entities including Data Dialog, Inc. for only the 4th quarter. The 2003-proforma amounts have been restated to include only the remaining entities.

		(Unaudited Restated for
	(Unaudited)	Discontinued Operations)
	Twelve Months	Twelve Months
	Ending	Ending
	Dec 31, 2004	Dec. 31, 2003

REVENUE	$7,066847	$7,137,169

COST OF SALES	3,079,347	4,878,853

GROSS PROFIT	3,987,500	2,258,316

OPERATING EXPENSES:
Loss on Goodwill Impairment	0	4,481,596
Other Selling, General and Administrative Expenses	4,432,839	5,465,746

TOTAL OPERATING EXPENSE	4,432,839	9,947,342

INCOME (LOSS) FROM OPERATIONS	(445,339)	(7,689,,026)

Other Income (Expenses):
Interest Income	0	256
Interest expenses	(90,018)	(103,483)
Other expenses	(3,455)	0
Other income	1,952	224,983
Forgiveness of Debt	508,201	0
Settlement Adjustment	122,710	0
Total other income (expenses)	539,389	121,756

Net Income/( Loss) Before Inactive and Discontinued Operations	94,052	(7,567,270)

Inactive Operations	10,394	0
Discontinued Operations	(643,014)	599,961

Net (Loss)	(538,570)	(6,967,309)

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

ACTUAL RESULTS OF OPERATIONS

The following set forth the Company’s actual results of operations for the twelve months ended December 31, 2004, with comparative actual results of the continuing operations for the twelve months ended December 31, 2003

		(Restated for
		Discontinued Operations)
	Twelve months	Twelve months
	Ending	Ending
	December 31, 2004	December 31, 2003

REVENUE	$7,904,447	$6,340,260

COST OF SALES	3,384,616	4,393,031

GROSS PROFIT	4,519,831	1,947,229

OPERATING EXPENSES:
Loss on Goodwill Impairment	0	4,481,596
Other Selling, General, and Administrative Expenses	5,504,071	4,880,604
TOTAL OPERATING EXPENSE	5,504,071	9,362200

INCOME (LOSS) FROM OPERATIONS	(98,240)	(7,414,971)

Other Income (Expenses):
Interest expenses	(90,018)	(103,477)
Other expenses	(2,155)	0
Other income	1,952	224,983
Forgiveness of Debt	516,649	0
Settlement Adjustment	122,710	0
Total other income (expenses)	549,137	121,506

Net Profit/(Loss) Before Inactive and Discontinued Operations	(435,103)	(7,293,465)

Inactive Operations	10,394	0
Discontinued Operations	(643,014)	599,961

Net Loss	(1,067,722)	(6,169,585)

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE -3 INACTIVE AND DISCONTINUED SUBSIDARIES

During the fourth quarter, the Company treated IP2M as a inactive business unit. IP2M did not have operational activity for more than fifteen months. The activities formally conducted by IP2M have been absorbed into the operating activities and results of Healthcare Dialog. This required the elimination of inter-company balances and related transactions of Dialog Group, Healthcare Dialog, and of IP2M.

During the fourth quarter of 2003, the Company discontinued ThinkDirectMarketing, Findstar, QD, and Healthcare Horizons. During 2004, the Company incurred net expenses of approximately $644,000 to these discontinued business units. Of the total, approximately $659,000 is related to ThinkDirectMarketing accrued expenses for litigation and settlements with former employees and suppliers.

NOTE 4 -  GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements have been presented assuming the continuity of the Company as a going concern. However, the Company has incurred substantial losses resulting in an accumulated deficit of $8,650,607as of December 31, 2004. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.

Management’s plans with regards to this issue are as follows:

LIQUIDITY

During 2004, the Company converted approximately $761,000 of debt to equity. It raised approximately $510,000 through the issuance long term convertible notes, along with converting approximately $118,000 of short obligations into long term convertible notes. The Company obtained a $350,000 line of credit in an asset-backed credit facility with a commercial factor.

The Company continues review other means of raising funds including issuing debentures and equity instruments. The Company is also reviewing the sale of non-core assets.

PROFITABILITY

The Company intends to develop new and increased revenues and gross margins in all areas of operations. Specifically, the Company intends to:

•  Restructure its sales organization to allow for more effective sales processes. These steps include, among others, consolidating sales operations, and the expansion of sales organization.

•  Reduce expenses through improved labor utilization.

•  Enter into strategic relationships with data suppliers that will return higher levels of match rate with a better quality of data.

•  Reduce operating costs through improved procurement procedures.

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

Presently, the Company cannot ascertain the eventual success of management’s plans with any degree of certainty. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the eventual outcome of the risks and uncertainty described above.

NOTE 5- PROPERTY AND EQUIPMENT

As of December 31, 2004, property and equipment consisted of the following:

Computer equipment	$33,895
Furniture, fixtures, and equipment	23,385
57,280
Accumulated Depreciation	(15,283)

$41,997

Depreciation expense was $6,964 and $74,975 for the years ended December 31, 2004 and 2003, respectively.

NOTE 6- WEBSITE

As of December 31, 2004, the website consisted of the following:

Website	$194,369
Accumulated amortization	$(88,005)

$106,364

Amortization expense was $58,432 and $29,576 for the years ended December 31, 2004 and 2003, respectively.

NOTE 7- DATABASES

As of December 31, 2004, the databases consisted of the following:

Databases	$960,736
Accumulated amortization	$(438,759)
$521,977

Amortization expense was $249,422 and $159,317 for the years ended December 31, 2004 and 2003, respectively.

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 8- NON-TRADE RECEIVABLE

On November 19, 2004, the Company amended a prior agreement pursuant to which a non-qualified stock option had been issued. On November 19, 2004, the optionee executed its rights to purchase $200,000 of Dialog Group, Inc. common stock at the price of $0.06 per share for a total of 3,333,333 immediately upon the registration and delivery of shares. The Company complied with the requirements of Notice of Option Purchase. The optionee, to date, has provided only approximately $67,000 of the $200,000 that it is committed to pay to the Company. The Company has reserved for the entire unpaid balance of $132,500 due to the uncertainty of collection.

NOTE 9- ACCRUED LIABILITES

As of December 31, 2004, accrued liabilities consisted of the following:

Accrued professional fees and other expenses	$83,749
Accrued payroll and payroll taxes	328,480
Accrued interest	11,056
Accrued settlements and contingencies	521,877

$945,161

NOTE 10 - LOANS AND NOTES PAYABLE

Loans and notes payable due to non-related parties consisted of the following as of December 31, 2004.

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

$25,000
$115,000 revolving credit agreement with a commercial bank matured on October 13, 2004. The Company is currently in discussions with the bank. The line of credit bears interest at prime plus 2% per annum and is personally guaranteed by the Company’s President and C.E.O.	$107,116
Small business loan assumed upon the purchase of Azimuth Target Marketing. The loan bears interest at prime plus 2 ¼ % per annum, due in equal installments over 36 months, maturing during 2006.	$4,132

$350,000 line of credit with commercial asset-backed lender with a term of two years beginning August 2004. The line of credit bears interest at prime plus 4% per annum plus on-going fees. It is secured by the Company’s accounts receivables, equipment, inventory, and up to $150,000 of the debt is personally guaranteed by the President and C.E.O. of the Company and his spouse.	$90,667

Total loans and notes payable	$226,915

Less: Current maturities	$(226,915)

Long Term Debt	$0

Please see Note 16- Related Party Transactions Due to Related Parties for information about additional Company debt.

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 11 - EQUITY

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

DEBT CONVERSION

In December 2004, approximately $4,400 is converted from accounts payable to common stock.

During the quarter ending June 30, 2004, certain creditors of Dialog Group and its subsidiaries agreed to settle the remaining parts of their claims for 18,458,878 shares of common stock. At the time of settlement, this common stock was valued at an aggregate of $18,459 due to the restrictions on resale and the size of the blocs relative to the capacity of the market. The creditors included Peter DeCrescenzo ($79,679 forgiven, 3,983,927 shares), Cindy Lanzendoen ($79,412 forgiven, 3,970,608 shares), Vincent DeCrescenzo, Sr. ($58,643 forgiven, 2,932,147) shares, and Richard Kundrat (3,983,927 shares in lieu of monthly director’s fees). Each creditor represented itself in writing to be an accredited investor who was purchasing these shares for its own investment and agreed to restrictions on resale placed with the Company’s transfer agent and the printing of a legend on his certificate. Because of these factors, this sale is exempt from registration under the Securities Act as not involving a public distribution under section 4(2).

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

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

CONVERSION OF PREFERRED STOCK INTO COMMON STOCK

During the fourth quarter, a former TDMI shareholder converted 6178 shares of Class B Preferred Stock into 247,120 shares of Common Stock.

During the fourth quarter, a former IMX Pharmaceuticals, Inc. shareholder converted 660 shares of Class B Preferred Stock into 26,400 shares of Common Stock.

During the third quarter, a former Healthcare Dialog, Inc. shareholder converted 435 shares of Class B-1 Preferred Stock into 17,400 shares of Common Stock.

During the second quarter of 2004 quarter, a former TDMI shareholder converted 1,320 shares of Class B Preferred Stock into 52,800 shares of Common Stock.

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

CLASS E PREFERRED STOCK DIVIDENDS

The dividends accrue at the rate of $400 per share per quarter. Pursuant to the provisions of the Class E Preferred Stock Declaration, shares of common stock, based on the average closing price for the shares during the last 20 trading days before the dividends were due, can be paid in lieu of cash.

During the fourth quarter of 2004, quarterly dividends accrued on its Class E Preferred Stock at the rate of $400 per share, per quarter, for a total of $39,800 accrued for the fourth quarter of 2004. During December of 2004, 2,839,076 shares were issued to settle $109,000 of dividends due for the second, third, and fourth quarters of 2004.

During the third quarter of 2004, quarterly dividends accrued on its Class E Preferred Stock .accrued at the rate of $400 per share, per quarter, for a total of $37,000 accrued for the third quarter. During the second quarter of 2004, a total of 1,109,384 shares were issued to settle $71,000 of dividends for the fourth quarter of 2003 along with the first quarter of 2004.

PREFERRED STOCK

In September 2004, Dialog Group settled their dispute with a former employee concerning her employment agreement with the Company. In complete settlement of her claims, the Company, among other things, agreed to issue 10 shares of Class E Preferred Stock and warrants to purchase 250,000 shares of the Company’s Common Stock at $0.16 per share to her.

During the quarter ending June 30, 2004, the Company eliminated its Class C Preferred Stock. No class C Preferred stock had been issued.

STOCK OPTIONS

During the year ended December 31, 2004, non-qualified stock options were exercised to purchase 3,333,333 shares of common stock. The Company, through December 31, 2004, received $67,500 in payment of the shares. See Note 8- Non-Trade Receivables)

STOCK WARRANTS

In connection with the issuance of the Class E Preferred Shares, each purchaser received a warrant to purchase 25,000 shares of common stock for a price of $.016 per share. Warrants to purchase a total of 2,487,500 shares have been issued to the Class E shareholders. The warrants are exercisable until September 30, 2008.

In connection with issuance of convertible notes, warrants provide the holders to purchase the common stock for a price of $0.075 per share, or convert the face value of the notes along with accrued interest into common stock at $0.06 per share. Warrants to purchase a total of 3,140,225 shares have been issued to the convertible note holders. The warrants are exercisable until September 30, 2009.

NOTE 12 - STOCK OPTIONS

Effective January 1, 2003, the Company adopted the recognition provisions of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure. Prior to 2002, the Company accounted for employee stock options using the provisions of APB No. 25 “Accounting for Stock Issued to Employees” and related interpretations. During the quarter ended December 31, 2004, no stock options were granted to employees, non-employee directors, officers, or consultants. No options vested during the quarter, while 1,213,946 options vested in the twelve months ending December 31, 2004, while 199,948 options are forfeited by former employees during 2004.

Stock options activity for 2004 and 2003 at December 31st is as follows:

	Number	Weighted Average
	Of Shares	Exercise Price

Balance at January 1, 2003	93,983	$3.300

Options Granted During 2003	2,437,700	$0.180
Options Forfeited During 2003	(794,235)	$0.400)

Options Outstanding, December 31, 2003	1,737,448	$0.180

Options Granted	1,925,000	$0.036
Options Forfeited	(199,948)	$0.443
Options Expired	0	0
Options Exercised	0	0
Options outstanding, December 31, 2004	3,462,540	$0.121

Stock options outstanding and exercisable at December 31, 2004 are as follows

	Options	Outstanding		Options	Exercisable
		Weighted	Weighted		Weighted
Range		Average	Average		Average
of Exercise	Shares	Exercise	Remaining	Shares	Exercise
Price	Outstanding	Price	Life	Outstanding	Price

$3.00 to $4.00	19,800	$3.120	8.00	15,400	$3.120
$0.17 to $0.25	1,592,700	$0.174	9.00	1,061,798	$0.175
$.036 to $0.05	1,850,040	$0.037	10.00	583,333	$0.037
	3,462,540	$0.154	9.34	1,660,531	$0.154

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 13- COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company has entered into five lease obligations for office space along with a corporate apartment in New York City. The offices are located in California, Florida, New York, and Texas.

California Lease

The California lease was executed on June 19, 2003. The term of the lease is from August 1, 2003 through October 31, 2006. The lease contains an option for the Company to extend the lease for an additional three-year period.

Florida Lease

The Florida lease was executed on April 15, 2003. The term of the lease is from May 1, 2003 through April 30, 2008. The lease includes in addition to the office space, various office furniture remaining from a prior lessee.

New York

The New York lease was executed on June 8, 2004. The term of the lease is from June 1, 2004 through May 31, 2007.

The corporate apartment in New York City lease was renewed on January 1, 2005. The term of the lease is from January 1, 2005 through December 31, 2007.

Texas Lease

The lease was amended on September 1, 2003 that extended the lease agreement period to September 30, 2006.

Future minimum lease commitments under all long-term operating leases as of December 31, 2004 are approximately as follows:

2005	$347,827
2006	341,293
2007	183,397
2008	20,992
Total	$893,509

Rent expense amounted to $364,336 and $267,720 for the years ended December 31, 2004 and 2003, respectively.

EMPLOYEMENT CONTRACTS

The Company had employment contracts with six employees during 2004. Two of the six expired at December 31, 2004. The Company is in the process of negotiating new agreements with the two employees.

Executive employment contracts at December 31, 2004.

Annual
Position	Compensation

President and C.E.O	$250,000
C.O.O. and C.F.O.	$150,000
Administrative Head of Healthcare Dialog	$150,000
Corporate Secretary	$66,000

The employment contracts for the President and C.E.O, C.O.O. and C.F.O., and the Administrative Head of Healthcare Dialog are for one year, with initial term ending December 31, 2004, extendable for successive one terms, unless terminated at the end of the term by either party upon ninety days written notice to the other party. Annual increases at the first of each year shall be at least the percentage of the prior year’s C.P.I. If for any reason, the employee is not paid the employee’s base salary for the year, the difference between the base salary and the amount paid shall be paid to the employee prior to payment of any year-end bonus to any other employee. Employee shall be entitled to not less than five (5) weeks paid vacation for each full calendar year prorated for any partial year. Employee shall accrue earned and unused vacation. Employee shall receive all benefits and fringes made available to other employees and officers of the Company including pension, medical, dental, life, and disability insurance and other similar plans. Employee and spouse shall receive these benefits fully paid by the Company. Health insurance for the employee and family will be provided by the Company. Health club memberships for the employee will be paid for by the company. Life insurance at a cost of at least $1,000 per month will be paid by the Company. Long and short term disability insurance for the employee will be paid by the Company. The employee is entitled to a monthly automobile allowance of $1,500 per month.

The employment agreement with the Corporate Secretary is effective June 1, 2004 to May 31, 2005. It does not contain a renewal clause. If for any reason, the employee is not paid the employee’s base salary for the year, the difference between the base salary and the amount paid shall be paid to the employee prior to payment of any year-end bonus to any other employee. Health insurance for the employee is paid by the Company. Employee shall accrue earned and unused vacation. Employee shall receive all benefits and fringes made available to him from time to time by the Company’s President. The employee shall receive $200 per month towards his cellular phone bill.

NOTE 14- INCOME TAXES

As of December 31, 2004, the Company had federal and state net operating losses of approximately $6,121,000, that are subject to annual limitations through 2024. The losses are available to offset future taxable income.

The temporary differences that give rise to deferred tax asset and liability at December 31, 2004 are as follows:

Deferred tax asset
Net operating losses	$2,387,000
Less valuation allowance	(2,387,000)

Net deferred tax asset	$0

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

The effective tax rate for the periods ended December 31, 2004 and 2003 are as follows:

U.S. statutory tax rate	35%
State and local taxes	4
Less valuation reserve	(39)

Effective tax rate	0

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 15 - SEGMENT DISCLOSURES

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

Revenues are generated by Strategic and Creative Services:
•	direct mail campaigns
•	creation of sales representative training materials
•	creation and dissemination of patient and professional education materials

•	consumer advertising
•	creation and management of websites
•	to place internet advertising
•	for the use of our healthcare database

+ Media provides, maintains and delivers healthcare information over the internet and television.

DATA

Mail Mogul is an online market place for sellers of direct mail, providing leads, website applications, mailing lists, mailing supplies as well as other products and services.

Revenues are generated from :
•	data from data dialog master database
•	mail room supplies
•	data updating services
•	membership in “RFQ” an online marketplace for quoting direct mail jobs

Data Dialog provides online marketing list, direct mail programs and creates target lists for specific direct marketing categories for small to medium sized businesses. The company allocates the costs of revenues and direct operating expenses to these segments.

Revenues are generated from :
•	data from the Data Dialog master database
•	“Digital Data” A product that automatically appends names and addresses to telephone numbers on inbound calls to telephone service centers.
•	direct mail campaigns

CORPORATE
This is comprised of general and administrative functions and related expenses. These costs are retained at corporate and are not allocated to the business segments.

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

Twelve months ended December 31, 2004 (Pro-Forma)

				Consolidated
	Corporate	Healthcare	Data	Total

REVENUE	$0	$3,730,565	$3,336,282	$7,066,847

COST OF SALES	0	1,644,886	1,434,461	3,079,347

GROSS PROFIT	0	2,085,678	1,901,821	3,987,499

OPERATING EXPENSES:

Selling, General and Administration Expenses	2,354,020	757,157	1,321,662	4,432,839

TOTAL OPERATING EXPENSE	2,354,020	757,157	1,321,662	4,432,839

INCOME (LOSS) FROM OPERATIONS	(2,354,020)	1,328,521	580,159	(445,340)

Other Income(Expenses)
Interest income	0	0	0	0
Interest expense	(32,311)	(39,628)	(18,080)	(90,018)
Other (expense)	(2,704)	(751)	0	(3,455)
Other income	0	1,952	0	1,952
Forgiveness of debt	172,393	246,693	89,115	508,201
Settlement adjustment	122,710	0	0	122,710

Total other income(expenses)	260,088	208,266	71,036	539,390

Income/(Loss) Before Inactive and Discontinued Operations	(2,093,932)	1,536,787	651,194	94,049

Inactive Operations	(542,978)	553,372	0	10,394
Discontinued operations	(650,732)	7,718	0	(643,014)

Net Income/(Loss)	($3,287,641)	$2,097,877	$651,194	($538,570)

Total Net Assets	$748,888	$512,137	$293,531	$1,554,556
Gross Fixed and Other Assets	$974,441	$0	$217,494	$1,191,935
Accumulated Depreciation and Amortization	$438,759	$0	$88,005	$526,764

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

Twelve months ended December 31, 2003 (Pro-Forma)
				Consolidated
	Corporate	Healthcare	Data	Totals

REVENUE	$0	$4,048,336	$3,088,833	$7,137,169

COST OF SALES	0	3,120,877	1,757,976	4,878,853

GROSS PROFIT	0	927,459	1,330,857	2,258,316

OPERATING EXPENSES:

Selling, General and Administrative Expenses	7,215,737	1,556,262	1,175,343	9,947,342

TOTAL OPERATING EXPENSE	7,215,737	1,556,262	1,175,343	9,947,342

INCOME (LOSS) FROM OPERATIONS	(7,215,737)	(628,803)	155,514	(7,689,026)

Other Income (Expenses):
Interest Income	250	6		256
Interest expenses	(23,940)	(79,543)		(103,483)
Other income	185,540	39,443		224,983
Total other income (expenses)	161,850	(40,094)		121,756

Income/(Loss) from continuing operations	(7,053,887)	(668,897)	155,514	(7,567,270)

Discontinued Operations	812,120	(1,336,039)	1,123,880	599,961

Net Profit/(Loss)	(6,241,767)	(2,004,936)	1,279,394	(6,967,309)

Total Net Assets	$940,878	$600,740	$395,937	$1,937,555
Gross Fixed and Other Assets	$816,313	$0	172,910	$968,682
Accumulated Depreciation and Amortization	$159,317	$0	$29,577	$188,893

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE16 - RELATED PARTY TRANSACTIONS

CONVERIBLE NOTES DUE TO RELATED PARTIES

During 2004, the Company began issuing a Convertible Note. The notes all bear interest at the rate of five (5%) percent per annum. They mature on May 31, 2006. The holders of the notes can convert them into Company common stock at a price of $0.06 per share. After the Company’s shares close over $0.12 per share for twenty trading days, the Company can compel the holders to convert their notes and all accrued interest into shares of common stock at the conversion price.

By the end of the last fiscal year, the Company had issued notes with an aggregate of $628,045 in initial principal amount. At the time the notes were issued, the Company issued warrants granting the holders the right to purchase an aggregate of 3,140,225 shares at a price of $0.075.

Convertible Notes in the aggregate amount of $118,045 were issued to four employees for unpaid	$118,045

Three notes, in the initial principal amounts of $250,000, $135,000, and $125,000 were issued to a fund through the efforts of an affiliated broker-dealer. The Company paid an aggregate of approximately $47,000 to a company who president is a member of the board of directors of the Company for arranging the sale of these notes.	$510,000

DUE TO RELATED PARTIES

In December 2004, a group of individuals, including a member of board of directors provided approximately $113,000 directly to a supplier for unpaid invoices. The advance is non-interest bearing and due on demand. In January of 2005, a significant portion was repaid.	$113,011

Total loans and notes payable	$741,056

Less: Current maturities	$(113,011)

Long Term Debt	$628,045

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

CONVERSION OF DEBT DUE TO RELATED PARTIES

During the quarter ending June 30, 2004, certain employees and a director of Dialog Group and its subsidiaries agreed to settle the remaining parts of their claims for common stock They are Peter DeCrescenzo ($79,679 forgiven, 3,983,927 shares), Cindy Lanzendoen ($79,412 forgiven, 3,970,608 shares), Vincent DeCrescenzo, Sr. ($58,643 forgiven, 2,932,147) shares, and Richard Kundrat (3,983,927 shares in lieu of monthly director’s fees

RENT TO RELATED PARTIES

The Company leases an apartment from January 1, 2005 through December 31, 2007 from a company controlled by the President and C.E.O. along with the C.O.O. and C.F.O. of its shareholders and executives. Rent expense paid to these related parties amounted to $29,200 for twelve months ended December 31, 2004.

Note 17 -LITIGATION

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

In June of 2003, a Company vendor commenced an action against Healthcare Dialog, Inc, a subsidiary. The complaint seeks $85,076 for adverting, services and attorney’s fees. The Company has accrued an amount for which it believes that a settlement will be reached. Payments are currently being made.

In December 2003, the Company was named in a suit with Chrisom, Inc. Prior to the Company’s acquisition of Healthcare Horizon, a discontinued subsidiary; a judgment was awarded to Chrisom. In August 2004, the Company paid the amount in full.

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

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

Collins Ink, in June 2004, obtained a judgment of $92,347 for unpaid invoices. The full amount is recorded in the financial statements of the Company.

Label Source, in June 2004, obtained a judgment of $121,037 for unpaid invoices. The full amount is recorded in the financial statements of the Company.

USA Direct, in April 2004 obtained a $39,025 judgment related to a discontinued operation of the Company. This amount is fully accrued in the financial statements of the Company. In December 2004, the Company and USA Direct reached an agreement of $20,000 and a payment plan. The settlement resulted in a $19,025 cost reduction to expenses.

PR Newswire, in April 2004, obtained an $8,900 judgment against the Company for unpaid invoices. The amount is fully recorded in the financial statements of the Company. The balance is paid in full during the 3rd quarter of 2004.

The City of New York, in August 2004, provided a Notice of determination of Tax Deficiency of $8,694 including penalties and interest for the year of 2000 to PVD and partners, discontinued operation. The amount is fully recorded on the books of the Company.

Rheological Solutions, Inc., in September 2004, filed a complaint in the amount of $12,967 plus interest and fees for unpaid invoices. The unpaid invoices are fully recorded in the financial statements of the Company. An agreement is in place for the Company to pay $10,000 in two installments to settlement this matter. During the 4th quarter, the Company made both installments and fully settled the matter with a written Notice of Dismissal from the Court.

The Internal Revenue Service, in very late September 2004, provided a letter stating that the IRS has adjusted the account of IP2M, an inactive subsidiary of the Company in the amount of $23,920 for payroll taxes reporting inconsistencies for the 4th quarter of 2001. The timeframe referenced in the letter from the I.R.S. is prior to the acquisition of IP2M by the Company. The Company is reviewing this matter and is in contact with the I.R.S to resolve the claims made by the Internal Revenue Service. Due to the uncertainty of the claim, no accrual has been made. In March of 2005, the Company received a letter from the I.R.S stating the after its review, the Company did not owe any taxes. The matter is closed without cost to the Company.

The New York State Department of Taxation in December 2004 provided a letter to QD Corporation, a discontinued unit that the Department claims that QD Corporation owes $7,936 in taxes and interest for corporate income taxes for the period ending December 31, 2002. After reviewing the consolidated tax return, QD Corporation is not required to file a separate return. This information has been provided to New York State Department of Taxation in response to its December 2004 letter. As the Company believes it has properly reported the taxes to the State of New York, no additional taxes and charges are recorded.

In October 2004, Data Dialog, Inc. received a letter from the attorney of customer claiming that the company did not complete the contracted work on time and therefore the customer incurred costs of $29,177. As of January 2005, no additional communication is received from the attorney. The Company believes the claim is without merit. Based upon the claim of the customer with the credit card processor, the processor has withheld $14,000 of the Company’s receipts pending outcome of its investigation. The Company continues to provide the credit card

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

processor with documentation that supports its position. The Company believes the claim is without merit. In late January, 2005 the Company received a favorable decision from the credit card processor. The $14,000 is received by the Company in February 2005.

EMPLOYEES

In April 2003, Dialog Group received a summons from a Colorado State District Court seeking to enforce a former employee’s termination agreement. A settlement agreement was reached for $47,330. TDMI, a discontinued subsidiary, made payments of approximately $45,000 during 2003 and 2004. The balance is accrued in the Company’s financial statements

In April 2003, two former TDMI employees commenced arbitration proceeding against the Company relating to their termination of employment. The employees seek damages totaling $375,789. TDMI, a discontinued subsidiary, accrued $147,000 against this potential liability. The Company has accrued for additional legal fees to contest the claims. In January 2005, the

Company received notice from the American Arbitration Association Employment Arbitration Tribunal that reviewed the claims. Its decision was to award the claimants a total of approximately $478,000 including fees. The amount is fully accrued for in the financial statements of the Company.

During December 2001, a shareholder, who was also a former employee of P.V.D. & Partners, Inc., filed a complaint to recover unpaid salary and expenses, which the employee claimed were owed and attempted to exchange shares of PVD for shares of Healthcare Dialog, a subsidiary. An agreement was reached and the settlement has been accrued by the Company. The balance is accrued on the financial statements of the Company. At the end of the 4th quarter of 2004, the balance has been paid in full.

The Company has reached a settlement with a former employee for claims against it under an employment contract. It is settled by conversion to series E preferred stock. The Company accrued for a liability sufficient to cover the settlement.

NOTE 18-FORGIVENESS OF DEBT

During 2004, Management arranged the settlement of accounts payable and other obligations resulting in approximately $156,000 of debt.

INDEX TO EXHIBITS

Exhibit Number	Page Number	Description
31(i)	__	302 Certification of Chief Executive Officer
31(ii)	__	302 Certification of Chief Financial Officer
32(i)	__	906 Certification of Chief Executive Officer
32(ii)	__	906 Certification of Chief Financial Officer