Form 10QSB
period 2005-03-31
DIALOG GROUP INC
filed 2005-05-20
CIK 1051059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005.

☐	TransitionReport pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ______________________ to _________.

Commission File No. 000-30294

DIALOG GROUP, INC.
(Name of Small Business Issuer in its Charter)

Delaware		87-0394290
(State or Other Jurisdiction of		(I.R.S. Employer
Incorporation or Organization)		Identification Number)

Twelfth Floor, 257 Park Avenue South, New York, NY	10010
(Address of Principal Executive Offices)	(Zip Code)

212.254.1917
(Issuer's Telephone Number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes ☒  No ☐

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

At May 20, 2004 there were 149,081,084 shares of common stock, par value $.001 per share outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No☒

DIALOG GROUP, INC. AND SUBSIDIARIES

INDEX

Page Number

Part I - Financial Information

	Item 1	Financial Statements

F-1	Condensed Consolidated Balance Sheets as of December 31, 2004 (audited) and March 31, 2005 (unaudited)

F-2	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2005 (unaudited) and March 31, 2004 (unaudited)

F-3	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 (unaudited) and March 31, 2004 (unaudited)

F- 4 to F- 19	Notes to Condensed Consolidated Financial Statements (unaudited)

3 - 8	Item 2.	Management’s Discussion and Analysis or Plan of Operation

9	Item 3.	Controls and Procedures

Part II - Other Information

10	Item 1	Legal Proceedings

11	Item 2	Recent Unregistered Sales of Equity Securities and Use of Proceeds

13	Item 6.	Exhibits

DIALOG GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	March 31,	December 31
	2005	2004
	(Unaudited)
CURRENT ASSETS:
Cash	-	131,690
Accounts receivable (Net)	834,324	608,985
Letter of Credit	90,000	-
Prepaid expenses and other current assets	208,133	68,114

Total current assets	1,132,457	808,789

PROPERTY AND EQUIPMENT, NET	39,922	42,087

OTHER ASSETS:
Data Assets (Net)	554,067	538,978
Website (Net)	74,583	89,364
Security Deposits	73,088	75,338
Total other assets	701,738	703,680

TOTAL ASSETS	1,874,117	1,554,556
LIABILITIES
CURRENT LIABILITIES:
Bank overdraft	34,558	-
Accounts payable	1,852,374	1,615,925
Accrued expenses	979,752	880,547
Deferred revenue	614,200	808,490
Notes and Loans Payable	491,867	226,915
Current Liabilities Due to related parties	141,000	113,011
Other current liabilities	59,837	18,139
Total current liabilities	4,173,588	3,663,027

LONG TERM DEBT:
Griffin Xover Fund 5% Convertible Note - Related Party	555,000	510,000
Convertible Notes - Related Parties	118,045	118,045
TOTAL LONG TERM DEBT:	673,045	628,045

STOCKHOLDERS' EQUITY (DEFICIENCY):

Preferred stock	313	313
Common stock	149,082	116,673
Additional paid-in-capital	6,080,346	5,912,491
Accumulated deficit	(9,162,457)	(8,765,993)
Dividends- Preferred Stock	(39,800)	-
Total stockholders' equity (deficiency)	(2,972,516)	(2,736,516)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	1,874,117	1,554,556

DIALOG GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(Unaudited)

	2005	2004

REVENUES	$1,716,718	$1,945,432

COST OF REVENUES	692,653	939,970

GROSS PROFIT	1,024,065	1,005,462

OPERATING EXPENSES:
Selling, General and Administrative Expenses	1,316,040	1,390,901

Total Operating Expenses	1,316,040	1,390,901

LOSS FROM OPERATIONS	(291,974)	(385,440)

OTHER INCOME (EXPENSES):
Interest expense	(43,336)	(18,504)
Other (Expenses)		1,400
Forgiveness of Debt	3,750
Other income	-	92,264

Net Other Income (Expenses)	(39,586)	75,160

NET LOSS BEFORE DISCOUNTINUED OPERATIONS	(331,560)	(310,280)

INACTIVE & DISCONTINUED OPERATIONS
Income (Loss) from Inactive Operations	(290)
TOTAL COMPREHENSIVE LOSS	$(331,850)	$(310,280)

NET LOSS PER SHARE, BASIC	$(0.002)	$(0.004)

NET LOSS PER SHARE, FULLY DILUTED	$(0.002)	$(0.003)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC	149,081,084	87,796,266

FULLY DILUTED	193,200,806	114,780,491

DIALOG GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDING MARCH 31, 2005 & 2004

	2005	2004
Cash Flows from Operating Activities:

Net Loss form Continuing Operations	$(331,560)	$(310,280)
Gain/(Loss)from Inactive Operations	(290)
Loss from Operations	$(331,850)	$(310,280)

Adjustments to reconcile net loss
to net cash used in operating activities of continuing operations:
Gain on debt settlement	3,750
Depreciation and amortization	99,223	82,994
Bad debt expense	4,008	11,447
Common stock, warrants and stock options issued for services	78,161

Changes in operating assets and liabilities: (Increase) Decrease
Accounts receivable	(229,348)	(311,022)
Prepaid and other current assets	(230,019)	18,877
Other current receivables		(1,320)
Security Deposits	2,250
Accounts payable and accrued expenses: Increase (Decrease)	429,151	196,676
Current liabilities - Due to related parties	27,989
Other current liabilities	41,698	(98,536)
Deferred revenues	(194,290)	226,900
Net Cash Used in Operating Activities	(299,277)	(184,264)

Cash Flows from Investing Activities of Continuing Operations:
Purchase of property and equipment	(1,662)	(13,543)
Purchase of database	(95,703)
Net Cash Used in Investing Activities	(97,365)	(13,543)

Cash Flows from Financing Activities of Continuing Operations:
Note Receivable - Findstar		25,000
Short Term Borrowing, net	264,952	(9,439)
Proceeds from sale of common stock	-	35,000
Net Cash Provided by Financing Activities	264,952	50,561

Increase (decrease) in cash	(131,690)	(147,246)

Cash at Beginning of Period	$131,690	$147,246

Cash at Period End	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid During the Period	$43,336	$17,982

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Conversion of Accounts Payable to Common Stock	$7,500
Conversion of Accrued Expenses to Common Stock	$52,524	$20,000

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
NOTE  1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

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

ACCOUNTS RECEIVABLE

The Company conducts business and extends credit based on the evaluation of its customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. Recoveries of accounts previously written off are recognized as income in the periods in which the recoveries are made. The Company has a $350,000 line of credit with a commercial asset-backed lender with a term of two years beginning August 2004.It is secured by the Company’s accounts receivables, equipment, and inventory. At March 31, 2005, the allowance for doubtful accounts is $142, 085. Of this amount, $132,500 is related to an agreement and issuance of non-qualified stock options (see Note 6- Non-Trade Accounts Receivable) and the Company’s collection efforts.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of the assets, which range from three years to five years. Expenditures for major betterments and additions are capitalized, while replacement, maintenance and repairs, which do not extend the lives of the respective assets, are charged to expense currently. Any gain or loss on disposition of assets is recognized currently. The Company has a $350,000 line of credit with a commercial asset-backed lender with a term of two years beginning August 2004.It is secured by the Company’s accounts receivables, equipment, and inventory.

GOODWILL AND OTHER ASSETS

Goodwill
The Company tests goodwill and other assets for impairment annually. The provisions of SFAS No. 142 require the completion of an annual impairment test, with the impairments recognized in current earnings.

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

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

Website

The Company accounts for website development and maintenance costs in accordance with the guidance of EITF 00-2 “Accounting for Website Development Costs” and Statement of Position 98-1 “Software Developed or Obtained for Internal Use”. Costs incurred in the planning stage are expensed as incurred. Costs incurred in connection with the development stage are capitalized during the application development stage and amortized over a three year period. Costs incurred during the post-implementation operation stage, and fees incurred for web hosting, are expensed as incurred

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash, accounts receivable, other receivable, accounts payable, accrued expenses, current liabilities and debt. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments. The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows.

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

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

COMPENSATED ABSENCES

The Company only accrues for compensated absences of employees with employment agreements with the Company that require the Company to provide for this benefit. Accordingly, the liability, if any, for such absences has been recorded in the accompanying consolidated financial statements.

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

	Period	Period
	Ended	Ended
	March 31,	March 31,
	2005	2004

Preferred stock	20,786,274	20,296,904

Warrants	6,921,865	2,991,640
Stock options	3,477,500	1,877,500
Convertible notes	12,934,083	1,818,182

Total	44,119,722	26,984,225

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
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

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company incurred $8,061 and $7,091in advertising costs for the period ended March 31, 2005 and March 31, 2004, respectively.

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

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

PRINCIPLES OF CONSOLIDATION

In the opinion of the Company, the accompanying unaudited consolidated financial statements prepared in accordance with instructions for Form 10-QSB, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. It is suggested that these consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 2004.The balance sheet as of December 31, 2004 was derived from audited financial statements as of that date. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements include the accounts of the Company, Dialog Group, Inc., and its wholly-owned subsidiaries; Data Dialog, Inc. Healthcare Dialog, Inc., IP2M, and Mail Mogul, Inc. All material intercompany transactions and balances have been eliminated in consolidation.

REPORTING PERIOD

The accompanying condensed consolidated financial statements for the three months ended March 31, 2005 depict the results of operations and cash flows of DDI, DGI, HCD, IP2M, and MMI.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior year financial statements in order for them to be in conformity with the current year presentation.

RESTATEMENT

In 2004 and during the first quarter of 2005, no restatements were required to be made.

NOTE 2- ACTUAL RESULTS OF OPERATIONS

The following set forth the Company’s actual results of operations for the three months ended March 31, 2005, with comparative actual results for the three months ended March 31, 2004

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
	Unaudited
	Three months	Three months
	Ending	Ending
	March 31, 2005	March 31, 2004

REVENUE	$1,716,718	$1,945,432

COST OF SALES	692,652	939,970

GROSS PROFIT	1,024,065	1,005,462

OPERATING EXPENSES:
Other Selling, General, and Administrative Expenses	1,316,040	1,390,901

TOTAL OPERATING EXPENSE	1,316,040	1,390,901

INCOME (LOSS) FROM OPERATIONS	(291,974)	(385,440)

Other Income (Expenses):
Interest expenses	(43,336)	(18,504)
Other expenses		1,400
Other income		92,264
Forgiveness of Debt	3,750
Total other income (expenses)	(39,586)	75,160

Net Profit/(Loss) Before Inactive and Discontinued Operations	(331,560)	(310,280)

Discontinued Operations	(290)	0

Net Loss	(331,850)	(310,280)

NOTE -4 INACTIVE AND DISCONTINUED SUBSIDARIES

During the fourth quarter of 2004, the Company treated IP2M as an inactive business unit. IP2M did not have operational activity for more than fifteen months. The activities formally conducted by IP2M have been absorbed into the operating activities and results of Healthcare Dialog. This required the elimination of inter-company balances and related transactions of Dialog Group, Healthcare Dialog, and of IP2M. During 2004, in addition to transactions related to IP2M, discontinued operations included transactions related primarily to ThinkDirectMarketing employees’ labor arbitration awards and related expenses for legal services.

NOTE 5 -  GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements have been presented assuming the continuity of the Company as a going concern. However, the Company has incurred substantial losses resulting in an accumulated deficit of $8,982,457 as of March 31, 2005. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.

Management’s plans with regards to this issue are as follows:

LIQUIDITY

The Company continues review means of raising funds including issuing debentures and equity instruments. The Company is also reviewing the sale of non-core assets.

The Company reduced its current obligations of approximately $133,000 which consisted of accounts payable, accrued payroll, and accrued vacation. The President and C.E.O. along with the C.O.O. and C.F.O. amended their employment contacts for 2005 with the Company that reduced the Company’s payroll requirements. Additionally, the President and C.E.O., C.O.O. and C.F.O, and a related party converted approximately $52,000 of accrued compensation to common stock, while a supplier converted approximately $8,000 of open invoices to common stock. See Note 18- Subsequent events, item along with two for additional transactions.

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

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

NOTE 6- NON-TRADE RECEIVABLE

On November 19, 2004, the Company amended a prior agreement pursuant to which a non-qualified stock option had been issued. On November 19, 2004, the optionee executed its rights to purchase $200,000 of Dialog Group, Inc. common stock at the price of $0.06 per share for a total of 3,333,333 immediately upon the registration and delivery of shares. The Company complied with the requirements of Notice of Option Purchase. The optionee, to date, has provided only approximately $67,000 of the $200,000 that it is committed to pay to the Company. The Company has reserved for the entire unpaid balance of $132,500 due to the uncertainty of collection. The Company has hired an attorney In March to pursue collection of the unpaid balance. Prior to hiring the attorney, the Company was pursuing collection of the unpaid balance directly with optionee.

NOTE 7- LETTER OF CREDIT

In connection with supplier agreement of Healthcare Dialog, the Company arranged for a standby Letter of Credit in the amount of $90,000 in February of 2005. The Letter of Credit is in effect for one year from February 2005. The collateral for the Letter of credit is secured by personal assets of the Company’s President and C.E.O. (See Note 15-Related Party Transactions).The agreement with the supplier requires Healthcare Dialog to replenish any draws by the supplier against the standby Letter of Credit. During the first quarter of 2005, the supplier did not draw against the Letter of Credit.

NOTE 8- STOCK-BASED COMPENSATION

During the period ending March 31, 2005, the Company entered into the following stock-based compensation transactions.

As consideration for personally guaranteeing certain obligations of the Company, the Board of Directors authorized the Company to issue 4,750,000 shares of common stock for $23,750 the President and C.E.O. for 4,750,000 shares and 350,000 shares of common stock for $1,750 to the C.O.O. and C.F.O.

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

In connection with amending their employment contracts with the Company for the balance of 2005, the President and C.E.O agreed to a salary reduction of $100,000, while the C.O.O. and C.F.O agreed to a salary reduction of $65,000, the Board of Directors authorized 10,000,000 and 6,500,000 shares of common stock to be issued to the President and C.E.O and to the C.O.O. and C.F.O, respectively.

For performing additional services that are not included in his employment contract, the Company agreed to issue 2,000,000 shares of common stock for $10,000, to the Secretary of the Corporation.

The Company amended one existing consulting services agreement to limit its obligation to 1,456,398 shares and entered into new consulting services agreement for 1,000,000 shares, for $13,835 and $7,000, respectively. The companies will, or have provided general investor relations and marketing services.

The Company offered two employees with potential stock awards. The Company will provide 350,000 shares valued at $3,500. To receive the award, the employees must be employed at the Company at December 31, 2005.

The Company will issue the shares in the near future. The Company accounted for the transactions in accordance with FASB 123R as issued in December 2004.

NOTE 9- ACCRUED LIABILITES

As of March 31, 2005, accrued liabilities consisted of the following:

Accrued professional fees and other expenses	$183,211
Accrued payroll and payroll taxes	292,055
Accrued interest	20,438
Accrued settlements and contingencies	484,046

$979,752

See Note 16-Litigation for the specific items that comprise the $484,046 in Accrued settlements and contingencies.

NOTE 10 - EQUITY

COMMON STOCK

During the period ending March 31, 2005, the Company issued 2,839,076 shares in connection with the payment of the series E Preferred Stock dividends. As a result of non completion of an agreement in the 1st quarter, the Company cancelled 799,999 shares.

PREFERRED STOCK

During the first quarter of 2005, no preferred stock was issued.
During the first quarter of 2005, no debt was converted into preferred stock.

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

STOCK OPTIONS

Stock options for 100,000 were granted to an unrelated party, while no options were exercised during the period ending March 31, 2005

STOCK WARRANTS
In connection with issuance of a $45,000 convertible note, convertible into common stock at price of $0.025 per share, warrants provide holders to purchase the common stock at the price of $0.025. Warrants to purchase 540,000 shares have been issued to the holder of this convertible note. The warrants are exercisable until September 30, 2009. Warrants to purchase a total of 6,381,865 shares have been issued to all convertible note holders.

CLASS E PREFERRED STOCK DIVIDENDS

The dividends accrue at the rate of $400 per share per quarter. Pursuant to the provisions of the Class E Preferred Stock Declaration, shares of common stock, based on the average closing price for the shares during the last 20 trading days before the dividends were due, may be paid in lieu of cash.

During the first quarter of 2005, quarterly dividends accrued on its Class E Preferred Stock at the rate of $400 per share, per quarter, for a total of $39,800 accrued and unpaid for at March 31, 2005.

CONVERSION OF PREFERRED STOCK INTO COMMON STOCK

During the first quarter of 2005, 247,120 shares of series B Preferred stock was converted into 3,086,196 shares of common stock.

CONVERSION OF DEBT

During the first quarter of 2005, approximately $60,000 of debt and accrued expenses were converted into common stock

NOTE 11 - STOCK OPTIONS

Effective January 1, 2003, the Company adopted the recognition provisions of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure. Prior to 2002, the Company accounted for employee stock options using the provisions of APB No. 25 “Accounting for Stock Issued to Employees” and related interpretations. During the quarter ended March 31, 2005, 100,000 stock options were granted to employees, non-employee directors, officers, or consultants. 180,900 options vested in the three months ending March 31, 2005, while 9,504 options are forfeited by former employees during the first quarter of 2005.

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

Stock options activity for 2005 at March 31, 2005 is as follows:

	Number	Weighted Average
	Of Shares	Exercise Price

Options Outstanding, December 31, 2004	3,366,898	$0.121

Options Granted	100,000	0.012
Options Forfeited	(9,504)	3.000

Options Expired	0	0
Options Exercised	0	0
Options outstanding, March 31, 2005	3,457,394	0.112

NOTE 12- COMMITMENTS AND CONTINGENCIES

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

Texas Lease

The lease was amended on September 1, 2003 to extend the lease agreement period to September 30, 2006.

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

EMPLOYMENT CONTRACTS

The Company has employment contracts with four employees. Employment contracts at March 31, 2005 are as follows.

Annual
Position	Compensation
President and C.E.O	$250,000
C.O.O. and C.F.O.	$150,000
Administrative Head of Healthcare Dialog	$150,000
Corporate Secretary	$66,000
The employment contracts for the President and C.E.O, C.O.O. and C.F.O., and the Administrative Head of Healthcare Dialog are for one year, with initial term ending March 31, 2005, extendable for successive one year terms, unless terminated at the end of the term by either party upon ninety days written notice to the other party. Annual increases at the first of every year shall be at least the percentage of the prior year’s C.P.I. If for any reason, the employee is not paid the employee’s base salary for the year, the difference between the base salary and the amount paid shall be paid to the employee prior to payment of any year-end bonus to any other employee. Employee shall be entitled to not less than five (5) weeks paid vacation for each full calendar year prorated for any partial year. Employee shall accrue earned and unused vacation. Employee shall receive all benefits and fringes made available to other employees and officers of the Company including pension, medical, dental, life, and disability insurance and other similar plans. Employee and spouse shall receive these benefits fully paid by the Company. Health insurance for the employee and family will be provided by the Company. Health club memberships for the employee will be paid for by the company. Life insurance at a cost of at least $1,000 per month will be paid by the Company. Long and short term disability insurance for the employee will be paid by the Company. The employee is entitled to a monthly automobile allowance of $1,500 per month.

The employment agreement with the Corporate Secretary is effective June 1, 2004 to May 31, 2005. It does not contain a renewal clause. If for any reason, the employee is not paid the employee’s base salary for the year, the difference between the base salary and the amount paid shall be paid to the employee prior to payment of any year-end bonus to any other employee. Health insurance for the employee is paid by the Company. Employee shall accrue earned and unused vacation. Employee shall receive all benefits and fringes made available to him from time to time by the Company.

NOTE 13 - SEGMENT DISCLOSURES

The Company's reportable operating segments are categorized in three components: (1) Healthcare; which includes Healthcare Dialog, Inc., (2) Data; which includes Mail Mogul, Inc., and Data Dialog, Inc., (3) Corporate which is Dialog Group, Inc.

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

HEALTHCARE

Healthcare Dialog designs, develops and distributes direct marketing and customer relationship management products and services for the healthcare industry.

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

Revenues are generated from
•	data from data dialog master database
•	mail room supplies
•	membership in “RFQ” an online marketplace for quoting direct mail jobs
•	sale of licensed databases and database products and services
•	data updating services

Data Dialog provides online marketing list, direct mail programs and creates target lists for specific direct marketing categories for small to medium sized businesses. The company allocates the costs of revenues and direct operating expenses to these segments.

Revenues are generated from
•	data from the Dialog Group databases
•	Data Dialog Digital, a product that automatically appends names and addresses to telephone numbers on inbound calls to telephone service centers.
•	direct mail campaigns

CORPORATE
This is comprised of general and administrative functions and related expenses. These costs are retained at corporate and are not allocated to the business segments. Costs that are specifically attributable to a business unit are charged to that unit. Management’s philosophy is charging the units for specific attributable costs, such as I.T services, rent, and depreciation or amortization of assets owned by Corporate that have a benefit to the business unit more accurately reflects the operating costs of Corporate and the matching of revenues and costs of the respective business unit.

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

Three months ended March 31, 2005 Actual Unaudited Results

				Consolidated
	Corporate	Healthcare	Data	Total
REVENUE	$0	$803,199	$913,519	1,716,718

COST OF SALES	0	353,643	339,009	692,653

GROSS PROFIT	0	449,556	574,509	1,024,065

OPERATING EXPENSES:

Selling, General and Administration Expenses	465,536	316,372	534,131	1,316,040

TOTAL OPERATING EXPENSE	465,536	316,372	534,131	1,316,040

INCOME (LOSS) FROM OPERATIONS	(453,536)	133,184	40,378	(291,974)

Other Income(Expenses)

Interest income
Interest expense	(24,556)	(15,863)	(2,916)	(43,336)
Other (expense)
Other income
Forgiveness of debt	3,750			3,750

Total other income(expenses)	(20,806)	(15,863)	(2,916)	(39,586)

Income/(Loss) Before Inactive and Discontinued Operations	(486,343)	117,321	37,462	(331,850)

Inactive Operations		(290)
Discontinued operations

Net Income/(Loss)	(486,343)	117,031	37,462	(331,850)

Total Net Assets	813,051	795,787	266,279	1,874,117
Gross Fixed and Other Assets	1,054,807	0	255,034	1,309,841
Accumulated Depreciation and Amortization	518,384	0	122,886	641,270

DIALOG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

Three months ended March 31, 2004 Actual Results

				Consolidated
	Corporate	Healthcare	Data	Total
REVENUE	$0	$933,817	$1,011,615	$1,945,432

COST OF SALES		449,318	490,652	939,970

GROSS PROFIT		484,499	520,963	1,005,462

OPERATING EXPENSES:

Selling, General and Administration Expenses	605,243	199,147	586,511	1,390,901

TOTAL OPERATING EXPENSE	605,243	199,147	586,511	1,390,901

INCOME (LOSS) FROM OPERATIONS	(605,243)	285,352	(65,549)	(385,440)

Other Income(Expenses)
Interest income
Interest expense	(10,336)	(8,168)		(18,504)
Other (expense)
Other income
Forgiveness of debt	92,264		1,400	93,663

Total other income(expenses)	81,927	(8168)	1,400	75,160

Income/(Loss) Before Inactive and Discontinued Operations	(523,316)	277,184	(64,150)	(310,280)

Inactive Operations

Discontinued operations

Net Income/(Loss)	(523,316)	277,184	(64,150)	(310,280)

Total Net Assets	678,763	821,794	459,732	1,960,289
Gross Fixed and Other Assets	816,313	0	197,973	1,014,286
Accumulated Depreciation and Amortization	227,343	0	47,399	274,742

NOTE 14 - LOANS AND NOTES PAYABLE

Loans and notes payable due to non-related parties consisted of the following as of March 31, 2005.

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

$115,000 revolving credit agreement with a commercial bank matured on October 13, 2004. The Company is currently in discussions with the bank. The line of credit bears interest at prime plus 2% per annum and is personally guaranteed by the Company’s President and C.E.O.	$114,689

DIALOG GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

Small business loan assumed upon the purchase of Azimuth Target Marketing. The loan bears interest at prime plus 2 ¼ % per annum, due in equal installments over 36 months, maturing during 2006.	$2,911

$350,000 line of credit with commercial asset-backed lender with a term of two years beginning August 2004. The line of credit bears interest at prime plus 4% per annum plus on-going fees. It is secured by the Company’s accounts receivables, equipment, inventory, and up to $150,000 of the debt is personally guaranteed by the President and C.E.O. of the Company and his spouse.	$349,267

Total loans and notes payable	$491,867

Less: Current maturities	$(491,867)

Long Term Debt	$0

Please see Note 15- Related Party Transactions Due to Related Parties for information about additional Company debt.

NOTE15 - RELATED PARTY TRANSACTIONS

CONVERTIBLE NOTES DUE TO RELATED PARTIES

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

By the end of the 1st quarter, 2005, the Company had issued notes with an aggregate of $628,045 in initial principal amount. At the time the notes were issued, the Company issued warrants granting the holders the right to purchase an aggregate of 3,140,225 shares at a price of $0.075.

Convertible Notes in the aggregate amount of $118,045 were issued to the President and C.E.O, the C.O.O. and C.F.O., along with two employees for unpaid payroll at December 31, 2004.	$118,045

Three notes, in the initial principal amounts of $250,000, $135,000, $125,000, and $45,000 were issued to a fund through the efforts of an affiliated broker-dealer. The Company paid an aggregate of approximately $55,000 to a company whose president is a member of the board of directors of the Company for arranging the sale of these notes. See Note-18 Subsequent events, item one for additional information.	$555,000

DIALOG GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

DUE TO RELATED PARTIES

In December 2004, a group of individuals, including a member of board of directors provided approximately $113,000 directly to a supplier for unpaid invoices. The advance is non-interest bearing and due on demand. In January of 2005, a significant portion was repaid.	$26,000

In conjunction with the Company obtaining a Letter of Credit for the benefit of a supplier of Healthcare Dialog (see Note-7 Letter of Credit), the President and C.E.O. of the Company personally secured the Letter of Credit by pledging personal assets in the amount of the Letter. Unless, the Letter of Credit is drawn down on, no amount is due.	$90,000

The President and C.E.O. of Company provided the Company with $25,000 of short-term, interest-free, unsecured debt.	$25,000

Total loans and notes payable due to related parties	$814,045

Less: Current maturities	$(141,000)

Long Term Debt due to related parties	$673,045

CONVERSION OF DEBT DUE TO RELATED PARTIES

During the period ending March, 31, 2005, related parties converted approximately $53,000 of debt, or accrued expenses into equity of the Company.

RENT TO RELATED PARTIES

The Company leases an apartment from January 1, 2005 through December 31, 2007 from a company controlled by the C.O.O. and C.F.O. of the Company. Rent expense paid to the company controlled by the related parties amounted to $6,000 for three months ended March 31, 2005.

NOTE 16 -LITIGATION

SUPPLIERS

During July of 2003, Axiom Corporation commenced an action against ThinkDirectMarketing, Inc., a discontinued subsidiary. The complaint seeks $400,000 on a note payable, and $295,415 for unpaid data usage, and $1,250,000 for unused minimum usage requirements for 2003 and 2004. The debts, if any, are those of the discontinued entity. This litigation is still in the preliminary stages and no amounts have been accrued.

Wells Fargo Financial Leasing, Inc. filed an action against the Company for non-payment of equipment lease commitments made by Healthcare Dialog, Inc. Subsequent to year-end, a settlement was reached and both parties executed the agreement. The amount is fully recorded

DIALOG GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

in the accounts payables of the Company. The balance at March 31, 2005 is $5,000. In April, 2005 balance was paid.

Collins Ink, in June 2004, obtained a judgment of $92,347 for unpaid invoices. The full amount is recorded in the accounts payable of the Company. The balance at March 31, 2005 is $33,109.

Label Source, in June 2004, obtained a judgment of $121,037 for unpaid invoices. The full amount is recorded in the accounts payable of the Company. The balance at March 31, 2005 is $87,314. As payments are behind the payment plan schedule, the Company was informed that plaintiff obtained a lawyer in New York.

USA Direct, in April 2004 obtained a $39,025 judgment related to a discontinued operation of the Company. This amount is recorded in the accounts payable of the Company. In December 2004, the Company and USA Direct reached an agreement of $20,000 and a payment plan. The balance at March 31, 2005 is $10,000.

The New York State Department of Taxation in December 2004 provided a letter to QD Corporation, a discontinued unit that the Department claims that QD Corporation owes $7,936 in taxes and interest for corporate income taxes for the period ending December 31, 2002. After reviewing the consolidated tax return, QD Corporation is not required to file a separate return. This information has been provided to New York State Department of Taxation in response to its December 2004 letter. As the Company believes it has properly reported the taxes to the State of New York, no accrual for additional taxes and charges are recorded.

EMPLOYEES

In April 2003, Dialog Group received a summons from a Colorado State District Court seeking to enforce a former employee’s termination agreement. A settlement agreement was reached for $47,330. TDMI, a discontinued subsidiary, made payments of approximately $45,000 during 2003 and 2004. The balance at March 31, 2005, is $2000 and recorded as an accrual on the books of the Company. This amount is included in accrued settlements and contingencies in Note 9.The balance was paid in April, 2005.

In April 2003, two former TDMI employees commenced arbitration proceeding against the Company relating to their termination of employment. The employees seek damages totaling $375,789. TDMI, a discontinued subsidiary, accrued $147,000 against this potential liability. The Company has accrued for additional legal fees to contest the claims. In January 2005, the
Company received notice from the American Arbitration Association Employment Arbitration Tribunal that reviewed the claims. Its decision was to award the claimants a total of approximately $478,000 including fees. The amount is fully accrued for in the financial statements of the Company. The balance at March 31, 2005 is $473,898. This amount is accrued on the books of the Company. It is included in accrued settlements and contingencies in note 9. In April, the Company and the two former employees of TDMI executed a settlement agreement for $501,872 that includes a schedule of payments over two and half years that includes approximately $25,000 of interest.

DIALOG GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

The Company reached a settlement with a former employee for claims against an employment contract. It was settled by conversion to series E preferred stock in 2004.The Company accrued for a liability sufficient to cover the settlement. The balance at March 31, 2005 is $8,149 and is included in accrued settlements and contingencies in Note 9.

NOTE 17-FORGIVENESS OF DEBT

During the period ending March 31, 2005, Management arranged the settlement of accounts payable and other obligations resulting in approximately $3,800 of debt.

NOTE 18-SUBSEQUENT EVENTS

In April, 2005, the Company and the holder of $555,000 in convertible notes had these notes cancelled and purchased by another related party. As part of canceling the notes, the accrued interest was forgiven and the attached warrants were cancelled. A new note, for $555,000 was issued to replace the four notes that were cancelled.

In April, 2005, the Company issued a 5% convertible note in the amount of $550,000 in a related party transaction. The Company obtained $500,000 in April. In connection with arranging the sale of this note, the Company paid $50,000 to a company whose president is a member of the board of directors of the Company.

In May, 2005, the Company signed a letter of intent to acquire an online advertising and affiliate marketing company. The company has developed several new highly customizable online technologies that enhance advertising and marketing performance. The proposed acquisition would allow Dialog Group, Inc. to expand our means of distributing our data services and increase our online presence. The exact terms of the transaction are subject to board of directors’ approval along with agreement on a definitive contract.

In April, 2005, the Company entered into a settlement agreement and payment arrangement with two former employees of TDMI, a discontinued operation. See Note16-Litagation, Employees. The settlement agreement’s payment plan stated the former employees be paid an initial amount of $100,000 and the balance over the next thirty months. The $100,000 payment was made in April 2005.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

General

Dialog Group, Inc. (DLGG) is a publicly traded corporation, headquartered at 257 Park Avenue South, Suite 1201, New York, New York 10010, with offices in Valencia, California; Sunrise, Florida; and Houston, Texas. The company’s two divisions, Data Dialog and Healthcare Dialog, provide a broad spectrum of proprietary and exclusive databases for healthcare, pharmaceutical, consumer and business-to-business market clients. The company also provides a combination of traditional customer relationship management support applications such as advertising (print, broadcast) and marketing services (broadcast, new media, and Internet-based promotional venues). Dialog Group maintains exclusive contracts with leading multinational pharmaceutical companies to operate, maintain, and provide content for their consumer-directed Web sites.

Description of the Divisions

Both of Dialog Group’s divisions each currently market its product and service offerings through three branded business organizations. The Data Dialog Division’s are Data Dialog Marketing, Data Dialog Digital and Mail Mogul. The Healthcare Dialog Division’s are nFusion, +Media, and iData.

Data Dialog Division

Data Dialog Marketing serves the direct marketing needs of small- and medium-sized businesses with systems and tools that generate business and consumer prospect leads, provide data services, and streamline business processes by integrating the collection and distribution of data. Data Dialog Marketing offers a host of data-related services, such as targeted marketing lists, turnkey direct mail programs, and data cleansing to multiple market segments including insurance, financial planning, real estate, auto dealerships and other segments that are users of direct mail and prospect marketing. Data Dialog Marketing also offers a unique subscription-based product featuring limited selections of data specifically designed for the small business segment. The unit markets a proprietary online list creation tool, Data Dialog Select.

Data Dialog Digital is a customer data integration product that automatically appends name and address information, as well as demographic & sociographic information, to telephone numbers on calls made by consumer and business customers to CTI Platforms. Data Dialog Digital primarily markets its products to call centers and Interactive Voice Response system users operating in-bound and blended call centers with 5 to 500 seats. Data Dialog Digital currently has contracts and sub-contracts with 27 businesses in this market segment and an additional 20 agreements with resellers which service this market. The real time format of this unit’s products gives customers instant access to data, and speeds up their promotional efforts and improves customer service.

Mail Mogul brings one-stop shopping to the small- to medium-sized mail shop industry. Mail Mogul helps mail shops improve their business opportunities through a total-business-solutions approach. Proprietary and external lists are sold at competitive prices both on and off line to mail shops for their customers. In addition, list hygiene services are offered to mail shops that have customer lists which need to be updated and or standardized. Its “Hot Leads” product is this market’s first online commerce center to link customers who need direct mail job quotes with mail shops and direct marketing service organizations with letter-shop capabilities. Finally, Mail Mogul offers consumable supplies to its customers for their equipment and to round out its offerings.

Healthcare Dialog Division

iData uses proprietary technologies to support healthcare and pharmaceutical clients in their direct marketing efforts, clinical trial recruitment, and consumer/patient market research efforts. It offers unique healthcare data on almost 2 million households, and serves as the foundation for the highly targeted and efficient communication plans of pharmaceutical companies, retailers, and other healthcare companies. Its exclusive data is compiled from respondents who agree to telephone interviews. The primary function of this business unit is to identify patient/consumer targets and enhance patient/consumer databases.

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

+Media’s platform provides, maintains, and delivers healthcare, beauty and pet content across a national network of 87 local affiliate TV and radio station Web sites. The content, which includes over 15,000 text articles, attracts over a million unique health information seekers per day to the broadcast stations’ Web sites for a combined US household penetration of 75%. Here, client public relations, promotional material, and educational material are blended into a seamless presentation for maximum viewer impact. To maintain repeat traffic, all features are refreshed daily.

Results of Operations

Dialog Group

Management continued to evaluate the margins of some of the products offered and focused more on profit improvement and not Revenue alone. Revenues for the quarter ended March 31, 2005 were $1,716,700 compared with $1,945,400 for the quarter ended March 31, 2004. This represents a decline of $228,700 or 11% from the same period a year ago. Sales from the high margin data companies were $913,500 or 47% of total. With the addition of iData sales, which are reported in the Healthcare Dialog total, data sales were $1,038,400 or 53% of total Revenue. Data Sales in total for the first quarter of 2005 are ahead of the first quarter of 2004. Revenue for each of the companies and some of the products will be addressed in more detail below.

Costs of Revenues for the quarter ended March 31, 2005 were $692,700, some 40% of sales, compared with $940,000 or approximately 48% of sales in the quarter ended March 31, 2004. The decline in Revenue of $228,700 was offset by the $247,300 decline in Cost of Revenue from a year ago for the same period. Improved terms from data suppliers and the greater utilization of company data assets rather than relying on external sources and a change in the mix of Revenue drove down Cost of Revenue in the first quarter of 2005 from the same quarter of the prior year. The sources of the Revenue and costs for each division are discussed in more detail by company in the sections which follow.

Operating Expenses for the quarter ended March 31, 2005 were $1,316,000 compared with $1,390,900 for the quarter ended March 31, 2004. This represents a reduction of $74,900 from the first quarter of 2004. Management plans to continue to reduce overhead in the quarters ahead. Dialog Group in 2005 is allocating some administrative and IT expenses to the divisions which it did not do in 2004, the details of which are explained in more detail in the individual company comments.

Losses from Operations were $292,000 for the quarter ended March 31, 2005, compared with $385,400 for the quarter ended March 31, 2004, an improvement of approximately $93,400 from the same period a year ago. The positive results can be attributed to lower Cost of Revenue resulting from higher margin businesses making up a greater percentage of Total Sales in the first quarter of 2004 than for the comparable period in 2004. A reduction of Operating Expenses also contributed to the improved results. “Reduce Overhead” has and will continue to be the Dialog Group credo.

Net Other Income/Expense was an expense of $39,600 for the quarter ended March 31, 2005, compared with Net Other Income/Expense was income of $75,200 for the quarter ended March 31, 2004, an increase of $114,800. The company’s other income/expense for this year included interest expenses of approximately $43,300 and income of $3,800, arising from gain on forgiveness of debt. Last year included interest expense of $18,500 and other income of $93,700 that arose primarily from the review of accrued expenses and adjustment to current estimates.

The Net Loss for the quarter ended March 31, 2005 was $331,800, compared with a Net Loss $310,300 in the quarter ended March 31, 2004, representing an increase of $21,500.

Data Dialog Division:

Data Dialog had Sales of $392,000 for the period ending March 31, 2005, compared to approximately $198,000 for the first quarter of 2004. Data Dialog Marketing, which sells data and marketing services to small- and mid sized-end users, accounted for approximately $261,000 of total Data Dialog Sales for the period ending March 31, 2005. The company’s Data Dialog Digital call center reverse append product was the second largest revenue producer for the first quarter, contributing $102,100 in Revenue. Data Dialog Management, which sells data to large end users and brokers, produced the balance. Specialty List sales sold by two of the divisions provided the greatest proportion of the Revenue for Data Dialog. The Data Dialog Marketing subscription list products were the second strongest Revenue producer.

Mail Mogul’s Revenues were $521,500 for the quarter ended March 31, 2005, compared with $813,700 for the same period ended March 31, 2004. The year began with weak sales resulting from fewer experienced sales people on staff and increased competition. During the first quarter of 2005, Sales from Mail Mogul’s highest margin “Hot Lead” category was up from the same period a year ago. While highly profitable list Sales were off for the period ending March 31, 2005 from the same periods a year ago, the Sales of low margin consumable supplies were off more significantly from the first quarter of 2004 to first quarter 2005.

Data Dialog’s Costs of Revenue for the first three months of 2005 were $114,800 or 29% of Sales, compared with $52,500, or 27% of sales in the first quarter of 2004. The savings from the Company sales from company-owned data assets was negatively offset by the increase in sales of the lower margin wholesale products along with sales of printing and fulfillment. Cost of Revenue by product varied from 17% of sales to 43% of sales. As sales continue to improve in the quarters ahead, Cost of Revenue percentage should continue to improve as a result of fixed expenses relating to data acquisition and Internet marketing.

Mail Mogul’s Costs of Revenue were $224,200 for the quarter ended March 31, 2005, representing 43% of revenue, compared with $438,100 and 54% of revenue for the quarter ended March 31, 2004. The mix of the business was the major reason for the reduction in the Cost of Revenues percent for Mail Mogul in the first quarter. Sales from the company’s lowest Cost of Revenue product “Hot Leads” in the first quarter of 2005 was up for the period ending March 31, 2005, compared to the period ending March 31, 2004. “Hot Leads” is an online community where member mail shops bid on mailing jobs. Sales of low margin mail shop consumable supplies were down significantly from a year ago while sales of higher margin data made up a greater percentage of the total Revenue for the period. Mail Mogul’s Cost of Revenue reduction of approximately $214,000 helped to offset the reduction in Revenue during the first quarter of 2005 compared to the first quarter of 2004.

Data Dialog’s Operating Expenses for the three month period ended March 31, 2005 were $330,000, an improvement of approximately $65,000 from the same period a year ago when the figure was $394,900. Operating Expenses decreased from the first quarter of 2004 to the first quarter of 2005, while sales doubled during the same period, contributing to the overall profit improvement of this company. Certain data expenses paid exclusively by Data Dialog in 2004 are being shared in the amount of $17,500 with Mail Mogul in 2005, along with $28,000 of inter-company cost allocations to other divisions, and approximately $ 25,000 related to the transfer of employees from Data Dialog.

Mail Mogul’s Operating Expenses $235,600 for the quarter ended March 31, 2005 compared with $228,000 for the quarter ended March 31, 2004. In 2005, allocation of $35,000 for marketing, administrative and IT expenses were charged to Mail Mogul during the period ending March 31, 2005 that were not charged for the same period in 2004. Management believes the 2005 approach yields a more accurate presentation of operating results.

Data Dialog’s Net Loss from Operations was $52,800 for the first quarter of 2005, compared to a loss of approximately $250,000 for the first quarter of 2004. Investments made in sales staff and an online platform for Data Dialog Marketing are having a positive impact on Data Dialog. Data Dialog Digital was the one product line of the three which showed a profit for the first quarter.

Mail Mogul’s Net Income from Operations for the quarter ended March 31, 2005 was $61,700, compared with approximately $158,000 for the same quarter in 2004. Mail Mogul sales ending March 31, 2005 were down almost $300,000 from the same period a year ago, while Net Income is down by less than $100,000. Management believes the results of the first quarter were attributed to the turnover of experienced sales people and a conscious effort to divert resources away from lower margin categories. Even with a decrease in Revenue, this company was still profitable in the first quarter of 2005, and Management believes the strategy in place will return the bottom line to past year levels.

Healthcare Dialog Division

Total Revenue for Healthcare Dialog was $803,200 for the first quarter of 2005 compared to $933,800 for the same period a year ago. A metamorphosis of Dialog Group into a company with products that are broader-based and include clients other than pharmaceutical companies is taking place. The company is less dependent on a few large pharmaceutical clients than in the past. Resources and assets formally allocated to Healthcare Dialog are being deployed in other divisions.

Sales in nFusion for the three months ended March 31, 2005 were $518,000, or about 64% of the total Healthcare Dialog business in the first quarter of 2005. This healthcare-focused marketing business is the single largest segment of Healthcare Dialog. Sales of nFusion for the first quarter of 2004 were $470,000.

+Media produced sales of $160,300 for the period ending March 31, 2005, which was also below the 2004 level of $461,700 for the same period. While orders placed were below last year by about $100,000, sales the first quarter of 2004 were further depressed because inventory was not made available from the supplier which owns the TV Web Sites.Sales that were booked but not placed as a result of a shortage of online inventory in the first quarter will be filled and revenue realized later in 2005.

The remaining healthcare segment, iData, which conducts telephone surveys primarily for healthcare companies, had Revenue for the first quarter of 2005 of $125,000. This compares favorably to the same period a year ago when Sales were about $40,000. Contracted Sales for 2005 are ahead of 2004 actual revenues.

Healthcare Dialog’s Costs of Revenue was $335,000 for the quarter ended March 31, 2005, or 42% of revenue compared with $424,000, and 45% of revenue for the quarter ended March 31, 2004 The reduction is related to using fewer consultants and freelancers for savings of approximately $125,000.. One factor affecting the Cost of Revenue rate was a change in the technology used for the iData surveys. This more cost-effective approach was not introduced until after the end of the first quarter of 2004.

The Healthcare Dialog’s consolidated Total Operating Expenses were approximately $316,400 for the three months ended March 31, 2005, compared to $199,100 for the same period a year ago. In the first quarter of 2005, expenses included allocation of approximately $80,000 for IT and administration that were not included in 2004 along with approximately $43,000 related to transfers of employees to Healthcare Dialog from other divisions. Management believes the new approach more accurately presents operating results for each business unit.

For the three months ended March 31, 2005, Healthcare Dialog’s consolidated Net Income from Operations was approximately $153,000 compared to $311,000 in the first quarter of 2004. Healthcare Dialog experienced a decline in volume in the first quarter of 2005, compared to the same period a year ago. It still produced the highest Income from Operations of any of the Dialog Group companies and was still able to produce a 19% Net Income from Operations.

Liquidity & Capital Resources

DGI had a consolidated working capital deficit of approximately ($3,041,000) on March 31, 2005 as compared to a deficit of approximately ($2,854,000) at December 31, 2004. The increase of approximately $187,000 is the result increase in accounts payable, accrued expenses and short-term borrowing due a reduced level of sales in the first quarter that did not provide the level of accounts receivable required to fund operations.

On March 31, 2005 the Healthcare Dialog Division’s financial condition included a working capital deficit, of about ($952,000) as compared to a deficit of approximately ($909,000) at December 31, 2004.

At the end of March, the Data Dialog Division had a working capital deficit of approximately ($867,000) as compared to a deficit of about ($665,000) on December 31, 2004. This is the result of current assets essentially remaining unchanged while accounts payable and other current liabilities increased.

Inflation

  Inflation rates in the United States have not had a significant impact on operating results for the periods presented.

Item 2  Controls and Procedures.

Management continues its focus on the issue of internal control. To that end, it is continuing the process of centralizing the accounting function and developing policies and procedures that enhance the Company’s internal controls Management continues to evaluate and test present measures while at the same time reviewing areas that require improvement. Additionally, it continues the process of hiring persons with the skill sets appropriate to fill the Company’s needs.

Part II. Other Information

Items 3 and 4 are omitted as they are either not applicable or have been included in Part I.

Item 1.   Legal Proceedings

Suppliers

During July of 2003, Axiom Corporation commenced an action against ThinkDirectMarketing, Inc., a discontinued subsidiary. The complaint seeks $400,000 on a note payable, and $295,415 for unpaid data usage, and $1,250,000 for unused minimum usage requirements for 2003 and 2004. The debts, if any, are those of the discontinued entity. This litigation is still in the preliminary stages and no amounts have been accrued.

Wells Fargo Financial Leasing, Inc. filed an action against the Company for non-payment of equipment lease commitments made by Healthcare Dialog, Inc. Subsequent to year-end, a settlement was reached and both parties executed the agreement. The amount is fully recorded in the financial statements of the Company. The balance at March 31, 2005 is $5,000. In April, balance was paid.

Collins Ink, in June 2004, obtained a judgment of $92,347 for unpaid invoices. The full amount is recorded in the financial statements of the Company. The balance at March 31, 2005 is $33,109.

Label Source, in June 2004, obtained a judgment of $121,037 for unpaid invoices. The full amount is recorded in the financial statements of the Company. The balance at March 31, 2005 is $87,314. As payments are behind the payment plan schedule, the Company was informed that plaintiff obtained a lawyer in New York.

USA Direct, in April 2004 obtained a $39,025 judgment related to a discontinued operation of the Company. This amount is fully accrued in the financial statements of the Company. In December 2004, the Company and USA Direct reached an agreement of $20,000 and a payment plan. The balance at March 31, 2005 is $10,000.

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

Employees

In April 2003, Dialog Group received a summons from a Colorado State District Court seeking to enforce a former employee’s termination agreement. A settlement agreement was reached for $47,330. TDMI, a discontinued subsidiary, made payments of approximately $45,000 during 2003 and 2004. The balance at March 31, 2005, is $2000. The balance was paid in April.

In April 2003, two former TDMI employees commenced arbitration proceeding against the Company relating to their termination of employment. The employees seek damages totaling $375,789. TDMI, a discontinued subsidiary, accrued $147,000 against this potential liability. The Company has accrued for additional legal fees to contest the claims. In January 2005, the Company received notice from the American Arbitration Association Employment Arbitration Tribunal that reviewed the claims. Its decision was to award the claimants a total of approximately $478,000 including fees. The amount is fully accrued for in the financial statements of the Company. The balance at March 31, 2005 is $473,898. In April, the Company and the two former employees of TDMI executed a settlement agreement for $501,872 that includes a schedule of payments over two and half years that includes approximately $25,000 of interest.

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds

Class E Preferred Stock Dividends

During the second quarter, the Board decided to pay the quarterly dividends on the Company’s Class E Preferred Stock in shares of common stock. The dividends, at a rate of $400 per share per quarter, for the last three quarters of 2004 had not been paid. Pursuant to the provisions of the Class E Preferred Stock Declaration, shares of common stock, based on the average closing price for the shares during the last 20 trading days before the dividends were due, maybe paid in lieu of cash. During January a total of 2,839,076 shares were issued to settle $109,000 of dividends due at that time. The holders of the Class E Preferred Stock had represented themselves in writing to be accredited investors who were purchasing those shares and any shares issued as dividends for their own investment and agreed to restrictions on resale placed with the Company’s transfer agent and the printing of a legend on his certificate. Because of these factors, this issuance is exempt from registration under the Securities Act as not involving a public distribution under section 4(2).

Consultants

In January the Company issued 1,456,298 shares of common stock to Knightsbridge Holdings, Inc. in connection with consulting services related to regaining Bulletin Board trading status. These shares were valued at $13,835.78.

Also in January, the Company issued 1,000,000 shares to Peter Nasca Associates, Inc. for public relations services. These shares were valued at $7,000.

Both consultants are accredited investors who accepted those shares for their own investment and agreed to restrictions on resale placed with the Company’s transfer agent and the printing of a legend on his certificate. Because of these factors, this issuance is exempt from registration under the Securities Act as not involving a public distribution under section 4(2).

Employees

In January, the Company issued a total of 350,000 shares to two employees on the condition that they remain Company employees through the end of 2005. The shares are held in escrow to assure their compliance with their obligations. These shares are valued at $3,500. Both employees are accredited investors who accepted these shares for their own investment and agreed to restrictions on resale placed with the Company’s transfer agent and the printing of a legend on his certificate. Because of these factors, this issuance is exempt from registration under the Securities Act as not involving a public distribution under section 4(2).

Guarantees

Peter DeCrescenzo and Vincent DeCrescenzo, Sr. have guaranteed Company obligations and provided Company access to their personal credit cards, on which the Company carries substantial balances. Pursuant to Board of Directors resolutions, they have been issued 4,750,000 and 350,000 shares respectively as compensation for providing these guarantees and access to credit. These shares were values at $19,000 and $1,400 respectively. Both guarantors are accredited investors who accepted these shares for their own investment and agreed to restrictions on resale placed with the Company’s transfer agent and the printing of a legend on his certificate. Because of these factors, this issuance is exempt from registration under the Securities Act as not involving a public distribution under section 4(2).

Convertible Note

In January 2005, Dialog Group issued its convertible note to one purchaser. The note is due May 31, 2006, bears interest at a rate of 5% per annum, and is convertible with respect to both principal and interest at $0.025 commencing April 1, 2005. At the same time, Dialog Group granted to the purchaser a warrant to purchase 540,000 shares of common stock at $0.025 per share commencing April 1, 2005 and continuing until September 30, 2009. The purchaser represented itself in writing to be an accredited investor who was purchasing these notes for its own investment. The note and the warrant will bear a Securities Act legend and the purchaser has agreed, with respect to any common shares to be issued upon conversion or exercise, to restrictions on resale placed with the Company’s transfer agent and the printing of a legend on any certificates. Because of these factors, this sale is exempt from registration under the Securities Act as not involving a public distribution under section 4(2).

Other issues

See Current Report on Form 8-K, filed April 27, 2005, for details of other recent sales of securities.

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

DIALOG GROUP, INC.

Date: May 20, 2005

By:   /s/ Peter V. DeCrescenzo

Peter V. DeCrescenzo, President and Chief Executive Officer

Signature	Title	Date
/s/ Peter V. DeCrescenzo Peter V. DeCrescenzo	Chief Executive Officer	May 20, 2005
/s/ Vincent DeCrescenzo Vincent DeCrescenzo	Chief Financial and Accounting Officer	May 20, 2005

INDEX TO EXHIBITS

Exhibit Number	Page Number	Description

31(i)	--	302 Certification of Chief Executive Officer
31(ii)	--	302 Certification of Chief Financial Officer
32(i)	--	906 Certification of Chief Executive Officer
32(ii)	--	906 Certification of Chief Financial Officer