Form 10QSB
period 2005-06-30
DIALOG GROUP INC
filed 2005-08-15
CIK 1051059

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(Mark One)

/X/ Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005.

/ / Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ______________________ to _________.

                          Commission File No. 000-30294

                               DIALOG GROUP, INC.
                               ------------------
                 (Name of Small Business Issuer in its Charter)

Delaware                                                              87-0394290
-------------------------------                                       ----------
(State or Other Jurisdiction of                                 (I.R.S. Employer
Incorporation or Organization)                            Identification Number)

Twelfth Floor, 257 Park Avenue South, New York, NY                         10010
--------------------------------------------------                         -----
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

      At August 1, 2005 there were 151,842,923 shares of common stock, par value $.001 per share outstanding.

Transitional Small Business Disclosure Format (check one): Yes / / No /X/

                       DIALOG GROUP, INC. AND SUBSIDIARIES

                                      INDEX
 Page
Number
------
                  Part I - Financial Information

            Item 1 Financial Statements

F-1 Condensed Consolidated Balance Sheets as of December 31, 2004 (audited) and June 30, 2004 (unaudited)

F-2 Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended June 30, 2005 (unaudited) and June 30, 2004 (unaudited)

F-3 Condensed Consolidated Statements of Operations and Comprehensive Loss for the Six Months Ended June 30, 2005 (unaudited) and June 30, 2004 (unaudited)

F-4 Condensed Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2005 (unaudited) and June 30, 2004 (unaudited)

F-5 to
F-37        Notes to Condensed Consolidated Financial Statements (unaudited)

3-12        Item 2. Management's Discussion and Analysis or Plan of Operation

13          Item 3. Controls and Procedures

                  Part II - Other Information

14          Item 1 Legal Proceedings

15          Item 2 Recent  Unregistered  Sales of Equity  Securities  and Use of
            Proceeds

17          Item 6. Exhibits

                       DIALOG GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                            ASSETS                            June 30,       December 31
                                                               2005             2004
                                                           -----------------------------
                                                           (Unaudited)
CURRENT ASSETS:
  Cash                                                           49,795          131,690
  Accounts receivable (Net)                                     946,415          608,985
  Prepaid expenses and other current assets                     286,073           68,114
                                                           -----------------------------

     Total current assets                                     1,282,283          808,789
----------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET                                      47,820           42,087

OTHER ASSETS:
  Data assets (net)                                             437,733          521,478
  Website (net)                                                  93,802          106,364
  Affiliate web platform (net)                                  252,000
  Security deposits                                              59,320           75,338
  Goodwill                                                    4,114,765
    Total other assets                                        4,957,620          703,180
----------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------
TOTAL ASSETS                                                  6,287,723        1,554,056
========================================================================================
                          LIABILITIES
CURRENT LIABILITIES:
  Bank overdraft                                                 25,783               --
  Accounts payable                                            2,099,193        1,615,925
  Accrued expenses                                            1,153,150          880,547
  Deferred revenue                                              531,899          808,490
  Notes and loans payable                                       269,583          226,915
  Current liabilities use to related parties                    225,000          113,011
  Other current liabilities                                     123,057           18,139
                                                           -----------------------------
     Total current liabilities                                4,427,665        3,663,027
                                                           -----------------------------

LONG TERM DEBT:
   Pearl Street 5% convertible notes - related party          1,105,000          510,000
   Convertible notes- related parties                            26,000
   Convertible notes - related parties employees                218,045          118,045
                                                           -----------------------------
TOTAL LONG TERM DEBT:                                         1,349,045          628,045
                                                           -----------------------------

STOCKHOLDERS' EQUITY (DEFICIENCY):

  Preferred stock                                                   313              313
  Common stock                                                  488,529          116,673
  Additional paid-in-capital                                  9,386,558        5,912,491
  Accumulated deficit                                        (9,284,787)      (8,765,993)
  Dividends-preferred stock                                     (79,600)              --
                                                           -----------------------------
Total stockholders' equity (deficiency)                         511,013       (2,736,516)
                                                           -----------------------------

                                                           -----------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)       6,287,723        1,554,556
========================================================================================

                       DIALOG GROUP, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

                                   (Unaudited)

                                                                                    2005              2004
                                                                               -------------     -------------
REVENUES                                                                       $   1,418,642     $   2,137,254

COST OF REVENUES                                                                     611,083           858,005
                                                                               -------------     -------------

GROSS PROFIT                                                                   $     807,559     $   1,279,249

OPERATING EXPENSES:
  Selling, General and Administrative Expenses                                     1,269,101         1,421,929
                                                                               -------------     -------------

          Total Operating Expenses                                                 1,269,101         1,421,929
                                                                               -------------     -------------

INCOME/( LOSS) FROM OPERATIONS                                                      (461,542)         (142,680)

OTHER INCOME (EXPENSES):
  Interest expense                                                                   (86,051)          (14,052)
  Other (Expenses)                                                                                     (13,385)
  Forgiveness of Debt                                                                 18,414           161,737
  Other income                                                                            --             2,047
                                                                               -------------     -------------

          Net Other Income (Expenses)                                                (67,637)          136,347
                                                                               -------------     -------------

INCOME/(LOSS)FROM CONTINUING OPERATIONS                                             (529,179)           (6,333)

INACTIVE & DISCONTINUED OPERATIONS                                                   (57,975)          (64,447)
                                                                                                 -------------

NET INCOME/( LOSS)                                                             $    (587,154)    $     (70,780)
                                                                               =============     =============

 Preferred E Series share dividends                                                  (39,800)          (37,000)
 Interest paid on convertible notes                                                   13,608             3,127
                                                                               -------------     -------------

 Income/(loss) applicable to common shareholders from continuing operations         (555,371)          (40,206)
 Inactive and discontinued operations                                                (57,975)          (64,447)
                                                                               -------------     -------------

 Net Income/(loss) applicable to common shareholders                           ($    613,346)    ($    104,653)
                                                                               =============     =============

EARNINGS/( LOSS) PER SHARE, BASIC AND DILUTED ON NET INCOME/(LOSS)             ($      0.004)    ($      0.000)
FROM CONTINUING OPERATIONS

EARNINGS/(LOSS) PER SHARE ON DISCONTINUED OPERATIONS, BASIC AND DILUTED        ($      0.000)    ($      0.001)

NET EARNINGS/( LOSS) PER SHARE, BASIC AND DILUTED                              ($      0.004)    ($      0.001)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING,                            153,054,074        89,612,709
BASIC AND DILUTED

                       DIALOG GROUP, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                                   (Unaudited)

                                                                                    2005              2004
                                                                               -------------     -------------
REVENUES                                                                       $   3,135,358     $   4,082,685

COST OF REVENUES                                                                   1,303,736         1,797,975
                                                                               -------------     -------------

GROSS PROFIT                                                                   $   1,831,622     $   2,284,710

OPERATING EXPENSES:
  Selling, General and Administrative Expenses                                     2,585,139         2,812,874
                                                                               -------------     -------------

          Total Operating Expenses                                                 2,585,139         2,812,874
                                                                               -------------     -------------

INCOME/( LOSS) FROM OPERATIONS                                                      (753,517)         (528,164)

OTHER INCOME (EXPENSES):
  Interest expense                                                                  (129,387)          (32,512)
  Other (Expenses)                                                                                     (13,285)
  Forgiveness of Debt                                                                 22,164           255,400
  Other income                                                                            --             1,947
                                                                               -------------     -------------

          Net Other Income (Expenses)                                               (107,223)          211,550
                                                                               -------------     -------------

INCOME/(LOSS)FROM CONTINUING OPERATIONS                                             (860,740)         (316,614)

INACTIVE & DISCONTINUED OPERATIONS                                                   (58,265)          (64,447)
                                                                                                 -------------

NET INCOME/( LOSS)                                                             $    (919,005)    $    (381,061)
                                                                               =============     =============

 Preferred E Series share dividends                                                  (79,600)          (73,200)
 Interest paid on convertible notes                                                   22,530             5,627
                                                                               -------------     -------------

 Income/(loss) applicable to common shareholders from continuing operations         (917,810)         (384,187)
 Inactive and discontinued operations                                                (58,065)          (64,447)
                                                                               -------------     -------------

 Net Income/(loss) applicable to common shareholders                           ($    975,875)    ($    448,634)
                                                                               =============     =============

EARNINGS/( LOSS) PER SHARE, BASIC AND DILUTED ON NET INCOME/(LOSS)             ($      0.007)    ($      0.004)
FROM CONTINUING OPERATIONS

EARNINGS/(LOSS) PER SHARE ON DISCONTINUED OPERATIONS, BASIC AND DILUTED        ($      0.000)    ($      0.001)

NET EARNINGS/( LOSS) PER SHARE, BASIC AND DILUTED                              ($      0.007)    ($      0.005)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING,                            135,513,274        87,720,713
BASIC AND DILUTED

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDING JUNE 30, 2005 & 2004

                                                                                    2005             2004
                                                                                ------------     ------------
Cash Flows from Operating Activities:
     Net Income/(Loss) from continuing operations                              $   (860,740)    $   (316,614)
     Gain/(Loss) from inactive/discontinued operations                               (58,265)         (64,447)
                                                                                ------------     ------------
     Income/( Loss) from Operations                                             $   (919,005)    $   (381,061)

      Adjustments to reconcile net loss
          to net cash used in operating activities of continuing operations:
          Gain on debt settlement                                                    (22,530)        (255,400)
          Depreciation and amortization                                              200,176          166,421
          Bad debt expense                                                            14,888           11,571
          Common stock, warrants and stock options issued for services               102,655

      Changes in operating assets and liabilities: (Increase) Decrease
          Accounts receivable                                                       (116,859)        (198,600)
          Prepaid and other current assets                                          (215,137)          24,466
          Security deposits                                                           16,018           25,797
          Accounts payable and accrued expenses: Increase (Decrease)                 246,232          151,435
          Other current liabilities                                                   79,007          106,542
          Deferred revenues                                                         (276,591)          85,273
                                                                                ------------     ------------
                   Net Cash Used in Operating Activities                            (891,146)        (263,556)
                                                                                ------------     ------------

Cash Flows from Investing Activities of Continuing Operations:
          Purchase of property and equipment                                          (2,846)         (20,032)
          Loss of property and equipment                                               1,566               --
          Purchase of database                                                       (78,704)         (12,500)
          Net cash acquired in acquisition of Advaliant                               49,795               --
          Purchase of website                                                        (17,000)
                                                                                ------------     ------------
                   Net Cash Used in Investing Activities                             (47,189)         (32,532)
                                                                                ------------     ------------

Cash Flows from Financing Activities of Continuing Operations:

           Bank overdraft                                                             25,783           53,328
          Current liabilities - due to related parties                               111,989            4,920
          Proceeds from issuance of convertible debt to related parties              576,000
          Proceeds from issuance of convertible debt to employees                    100,000
          Short term borrowing, net                                                   42,668           (6,907)
          Note receivable - Findstar                                                                   62,500
          Proceeds from sale of preferred stock                                           --           35,000
                                                                                ------------     ------------
                   Net Cash Provided by Financing Activities                         856,440          148,841
                                                                                ------------     ------------

Increase (decrease) in cash                                                     ($    81,895)        (147,247)

Cash at Beginning of Period                                                     $    131,690     $    147,247
                                                                                ------------     ------------

Cash at End of Period                                                           $     49,795     $         --
                                                                                ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
            Interest paid during the period                                     $    129,387     $     32,512
                                                                                ------------     ------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES:
            Conversion of accrued expenses to common tock                       $     59,624     $    179,504
                                                                                ------------     ------------
            Conversion of accounts payable to common stock                      $      7,500
                                                                                ------------     ------------
            Conversion of notes payable to common stock                                          $     75,000
                                                                                ------------     ------------
            Conversion of class E dividends payable to common stock                              $     71,000
                                                                                ------------     ------------
            Exchangeable shares issued in acquisition of Advaliant              $  3,663,204
                                                                                ------------
            Class F voting preferred shares                                     $          0
                                                                                ------------

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

ORGANIZATION AND CAPITALIZATION

On June 30, 2005, Company finalized the acquisition of Advaliant Inc. and the merger was consummated. It became effective June 30, 2005. The consideration paid by the Company for the acquisition consisted of 336,685,584 of exchangeable shares of Advaliant Inc. for 1 share of Dialog Group, Inc. common stock and 400 shares of class F voting preferred stock. For purposes of determining the price of the Exchangeable shares, Management used the average weight share price of the Company's common stock for five days before that date of the acquisition and five days after the date of the acquisition. The class F shares of stock do not have a share in the equity of the Company. They only substitute for the voting power of the shares to be issued for the Exchangeable shares. As the shares are exchanged, the Class F is cancelled. The value is strictly nominal and, together with the Exchangeable shares, can be converted into the stated number of Dialog Group, Inc. common shares.

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

Further, on June 18, 2004, the Company increased the total number of shares of capital stock of authorized shares of $0.001 par value common stock available for issuance to 200,000,000 and the total number of authorized $0.001 par value preferred stock available for issuance to 1,500,000. And, on June 18, 2004, the Company eliminated its

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

Class C preferred stock. Also, on June 18, 2004 the terms of the Company's Class E preferred stock were restated. The number of shares of authorized Class E preferred stock is 200 shares. In the event of liquidation, dissolution or winding-up or sale of more than 50% of the voting securities of the Company, holders of the Class E preferred stock shall be entitled to Liquidation Rights equivalent to $10,000 per share plus any accumulated but unpaid dividends.

BUSINESS ACTIVITY

The Company, which is headquartered in New York, NY, has offices in Valencia, California, and Sunrise, Florida. The Company's two divisions, Data Dialog and Healthcare Dialog, provide a combination of traditional advertising (print, broadcast) and marketing services (broadcast, new media, and internet-based promotional venues), as well as a broad spectrum of proprietary and exclusive databases for healthcare, pharmaceutical, consumer and business-to-business market clients.

Additionally,   the  Company   maintains   exclusive   contracts   with  leading
multi-national pharmaceutical companies to operate maintain and provide content for their consumer-directed Web sites.

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

ACCOUNTS RECEIVABLE

The Company conducts business and extends credit based on the evaluation of its customers' financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. Recoveries of accounts previously written off are recognized as income in the periods in which the recoveries are made. The Company has a $350,000 line of credit with a commercial asset-backed lender with a term of two years beginning August 2004.It is secured by the Company's accounts receivables, equipment, and inventory. At June 30, 2005, the allowance for doubtful accounts is $147,627. Of this amount, $132,500 is related to an agreement and issuance of non-qualified stock options (see Note 6- Non-Trade Accounts Receivable) and the Company's collection efforts.

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of the assets, which range from three years to five years. Expenditures for major betterments and additions are capitalized, while replacement, maintenance and repairs, which do not extend the lives of the respective assets, are charged to expense currently. Any gain or loss on disposition of assets is recognized currently. The Company has a $350,000 line of credit with a commercial asset-backed lender with a term of two years beginning August 2004.It is secured by the Company's accounts receivables, equipment, and inventory.

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

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist primarily of cash, accounts receivable, other receivable, accounts payable, accrued expenses, current liabilities and debt. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments. The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows.

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

REVENUE RECOGNITION

The Company recognizes revenues in accordance with SAB 101, which reflects the basic principles of revenue recognition in existing generally accepted accounting principles. Accordingly, revenues are recognized in the Healthcare Division upon a monthly review by management of each agreement to determine the percentage of the goods, or services actually delivered, or provided to customers. In the Data Division revenues derived from the sale of twelve-month subscriptions to the Company's mailing lists are deferred and included in income on a monthly basis as revenues are earned. Revenues are earned on other goods or services when actually delivered or provided to the customer.

SHIPPING AND HANDLING COSTS

The Company records shipping and handling costs in the cost of sales in the statement of operations.

NET LOSS PER COMMON SHARE AND DILUTIVE SECURITIES

Earnings (loss) per share are computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

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

                                    Period          Period
                                    Ended           Ended
                                   June 30,        June 30,
                                     2005            2004
                                 ------------    ------------

Preferred stock                    62,244,640      20,244,104

Warrants                            3,241,640       2,991,640
Stock options                       3,477,500       3,477,500
Convertible notes                 136,888,548               0
Exchangeable shares-Advaliant     336,685,584
                                 ------------    ------------

Total                             542,537,912      27,167,789
                                 ============    ============

                                                                                  Three Months Ended
                                                                                       June 30,
                                                                                 2005             2004
                                                                             ------------     ------------
Numerator:
        Income/(loss) from continuing operations                                 (529,179)          (6,333)
        Preferred E Series share dividends                                        (39,800)         (37,000)
        Interest paid on convertible notes                                         13,608            3,127
                                                                             ------------     ------------
        Income/(loss) applicable to common shareholders
        from continuing operations                                               (555,371)         (40,206)
        Inactive and discontinued operations                                      (57,975)         (64,447)
                                                                             ------------     ------------
        Net Income/(loss) applicable to common shareholders                      (613,346)        (104,653)

Denominator:
        Basic earning(loss) per share-weighted average shares                 153,054,074       89,612,709
        Effect of dilutive securities:
              Convertible notes
              Preferred stock
              Share options
              Warrants
        Diluted  earning(loss) per share-adjusted weighted average shares
        and assumed conversions                                               153,054,074       89,612,709

Earnings(loss) per share data:
        Basic-continuing operations                                          ($    0.0036)    ($    0.0004)
        Basic-inactive and discontinued operations                           ($    0.0004)    ($    0.0008)
                                                                             ------------     ------------

        Basic                                                                ($    0.0040)    ($    0.0012)

        Diluted-continuing operations                                        ($    0.0036)    ($    0.0004)
        Diluted-inactive and discontinued operations                         ($    0.0004)    ($    0.0004)
                                                                             ------------     ------------
        Diluted                                                              ($    0.0040)    ($    0.0012)

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

The conversion of convertible notes, preferred stock, share options, and warrants are anti-dilutive (assuming conversion into common shares would increase earnings per share or decrease loss per share) and, therefore, not included in the calculation of diluted earnings/(loss) per share

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                                 2005             2004
                                                                             ------------     ------------
Numerator:
        Income/(loss) from continuing operations                             ($   860,740)    ($   316,614)
        Preferred E Series share dividends                                        (79,600)         (73,200)
        Interest paid on convertible notes                                         22,530            5,627
                                                                             ------------     ------------
        Income/(loss) applicable to common shareholders                          (917,810)        (384,187)
        from continuing operations
        Inactive and discontinued operations                                      (58,065)         (64,447)
                                                                             ------------     ------------
        Net Income/(loss) applicable to common shareholders                      (975,875)        (448,634)

Denominator:
        Basic earning(loss) per share-weighted average shares                 133,653,132       87,720,713
        Effect of dilutive securities:
              Convertible notes
              Preferred stock
              Share options
              Warrants
        Diluted  earning(loss) per share-adjusted weighted average shares
        and assumed conversions                                               133,653,132       87,720,713

Earnings(loss) per share data:
        Basic-continuing operations                                          ($    0.0069)    ($    0.0044)
        Basic-inactive and discontinued operations                           ($     0.004)    ($    0.0007)
                                                                             ------------     ------------
        Basic                                                                ($    0.0073)    ($    0.0055)

        Diluted-continuing operations                                        ($    0.0069)    ($    0.0044)
        Diluted-inactive and discontinued operations                         ($     0.004)    ($    0.0007)
                                                                             ------------     ------------
        Diluted                                                              ($    0.0073)    ($    0.0051)

The conversion of convertible notes, preferred stock, share options, and warrants are anti-dilutive (assuming conversion into common shares would increase earnings per share or decrease loss per share) and, therefore, not included in the calculation of diluted earnings/(loss) per share

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

INCOME TAXES

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

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company incurred $3,973 and $2,828 in advertising costs for the three month period ended June 30, 2005 and June 30, 2004, respectively. The Company incurred $12,034 and $10,710 in advertising costs for six months ended June 30, 2005 and June 30, 2004, respectively.

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

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

those entities may elect to apply the modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123. The Company does not expect SFAS No. 123R to have a material effect on its financial statements.

PRINCIPLES OF CONSOLIDATION

In the opinion of the Company, the accompanying unaudited consolidated financial statements prepared in accordance with instructions for Form 10-QSB, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. It is suggested that these consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 2004.The balance sheet as of December 31, 2004 was derived from audited financial statements as of that date. The results of operations for the three months ended June 30, 2005 along with six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements include the accounts of the Company, Dialog Group, Inc., and its wholly-owned subsidiaries; Data Dialog, Inc. Healthcare Dialog, Inc., IP2M, and Mail Mogul, Inc. All material intercompany transactions and balances have been eliminated in consolidation.

REPORTING PERIOD

The accompanying condensed consolidated financial statements for the three months and six months ended June 30, 2005.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On July 14, 2005, Financial Accounting Standards Board issued FASB Staff Position (FSP) SOP 78-9-1, Interaction of AICPA Statement of Position 78-9 and EFIT Issue No. 04-5. This SOP amends AICPA Statement of Position 78-9, Accounting for Investments in Real Estate Ventures. This FSP does not apply to the Company.

On July 12, 2005, Financial Accounting Standards Board issued FASB Staff Position (FSP) APB-18-1, Accounting by an Investor for its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence, which provides guidance on how an investor should account for its proportional share of an investee's equity adjustments for other comprehensive income (OCI) upon a loss of significant influence as detailed in paragraph 121 of FASB Statement No. 130, Reporting Comprehensive Income. This FSP does not apply to the Company.

On June 29, 2005, Financial Accounting Standards Board issued FASB Staff Position (FSP) FAS 150-5, address whether freestanding warrants and other similar instruments on shares that are redeemable (either puttable or mandatorily redeemable) would be subject to the requirements of FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, regardless of the regardless of the timing of the redemption feature or the redemption price.

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

FSP FAS 150-1 explains that warrants for shares that are puttable are liabilities under paragraph 11 of Statement 150 because the warrants embody obligations to repurchase the issuer's shares and may require a transfer of assets. Similarly, as stated in FSP FAS 150-1, warrants for mandatorily redeemable shares are classified as liabilities under paragraph 11 of Statement 150 because the warrants embody obligations to repurchase the issuer's shares that, if exercised, will require a transfer of assets.

The guidance in this FSP shall be applied to the first reporting period beginning after June 30, 2005. If the guidance in this FSP results in changes to previously reported information, the cumulative effect shall be reported according to the transition provisions of Statement 150 in the first reporting period after June 30, 2005. This FSP does not apply to the Company

On May 31, 2005, Financial Accounting Standards Board issued FASB Staff Position
(FSP) to clarify the application of EITF Issue No.00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", to freestanding financial instruments originally issued as employee compensation that can be settled only by delivering registered shares. This FSP clarifies that a requirement to deliver registered shares, in and of itself, will not result in a liability classification for freestanding financial instruments originally issued as employee compensation. This clarification is consistent the Board's intent in issuing FASB Statement No. 123 (revised December 2004), Share-Based Payment. This FSP does not apply to the Company.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement provides guidance on accounting for reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This Statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. This Statement also provides guidance on the correction of an error by restating previously issued financial statements. This Statement shall effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections to have a material effect on its financial statements.

On March 29, 2005, the SEC published Staff Accounting Bulletin No. 107. The interpretations in this staff accounting bulletin ("SAB") express the views of the staff regarding the interaction between the Statement of Financial
Accounting Standards Statement No. 123 (revised 2004), Share-Based Payment ("Statement 123R" or the Statement") and certain Securities and Exchange Commission ("SEC") rules and regulations and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular, this SAB provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of Statement 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123R, the modification of employee share options prior to adoption of Statement 123R and disclosures in Management's Discussion and Analysis ("MD&A") subsequent to adoption of Statement 123R. The Company does not expect Staff Accounting Bulletin No. 107 to have a material effect on its financial statements.

NOTE 2- ACTUAL RESULTS OF OPERATIONS

The following set forth the Company's actual results of operations for the three months ended June 30, 2005, with comparative actual results for the three months ended June 30, 2004

                                                  Unaudited
                                                 Three months     Three months
                                                    Ending           Ending
                                                 June 30, 2005    June 30, 2004
                                                 $  1,418,642     $  2,137,254
REVENUE

COST OF REVENUES                                      611,083          858,005
                                                 ------------     ------------

GROSS PROFIT                                          807,559        1,279,249
                                                 ------------

OPERATING EXPENSES:
Selling, General, and Administrative Expenses       1,269,101        1,421,929
                                                 ------------     ------------

TOTAL OPERATING EXPENSE                             1,269,101        1,421,929
                                                 ------------     ------------

INCOME (LOSS) FROM OPERATIONS                        (461,542)        (142,680)
                                                                  ------------


Other Income (Expenses):
Interest expenses                                     (86,051)         (14,052)
Other expenses                                              0          (13,385)
Other income                                                0            2,047
Forgiveness of Debt                                    18,414          161,737
                                                 ------------     ------------
Total other income (expenses)                         (67,637)         136,347

Net Income/(Loss) From Continuing Operations         (592,179)          (6,333)
                                                 ------------     ------------

Discontinued Operations                               (57,975)         (64,447)
                                                 ------------     ------------

Net Income/( Loss)                                   (587,154)         (70,870)
                                                 ============     ============

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

The following set forth the Company's actual results of operations for the six months ended June 30, 2005, with comparative actual results for the six months ended June 30, 2004

                                                   Unaudited
                                                  Six months       Six months
                                                    Ending           Ending
                                                 June 30, 2005   June 30, 2004
                                                 ------------     ------------
REVENUE                                             3,135,358     $  4,082,685

COST OF REVENUES                                    1,303,736        1,797,975
                                                 ------------     ------------

GROSS PROFIT                                        1,831,622        2,284,710
                                                                  ------------

OPERATING EXPENSES:
Selling, General, and Administrative Expenses       2,585,139        2,812,874
                                                 ------------     ------------

TOTAL OPERATING EXPENSE                             2,585,139        2,812,874
                                                 ------------     ------------

INCOME (LOSS) FROM OPERATIONS                        (753,517)        (528,164)
                                                                  ------------

Other Income (Expenses):
Interest expenses                                    (129,387)         (32,512)
Other expenses                                              0          (13,285)
Other income                                                0            1,947
Forgiveness of Debt                                    22,164          255,400
                                                 ------------     ------------
Total other income (expenses)                        (107,223)         211,550

Net Income/(Loss) from Continuing Operations         (860,740)        (316,614)
                                                 ------------     ------------

Discontinued Operations                               (58,265)         (64,447)
                                                 ------------     ------------

Net Income/( Loss)                                   (919,005)        (381,061)
                                                 ============     ============

NOTE 3- ACQUISTIONS

ACQUISITION OF ADVALIANT INC.

On June 30, 2005, Company finalized the acquisition of Advaliant Inc. and the merger was consummated. It became effective June 30, 2005. The consideration paid by the Company for the acquisition consisted of 336,685,584 of exchangeable shares of Advaliant Inc. for 1 share of Dialog Group, Inc. common stock and 400 shares of class F voting preferred stock. For purposes of determining the price of the Exchangeable shares, Management used the average weight share price of the Company's common stock for five days before that date of the acquisition and five days after the date of the acquisition. The class F shares of stock do not have a share in the equity of the Company. They only substitute for the voting power of the shares to be issued for the Exchangeable shares. As the shares are exchanged, the Class F is cancelled. The value is strictly nominal and, together with the Exchangeable shares, can be converted into the stated number of Dialog Group, Inc. common shares. The consideration also included $213,047 of estimated transaction costs.

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

The table presented below sets forth the consideration paid by the Company, which may be subject to certain adjustments.

Exchangeable shares (336,685,584 at $0.011 per share)       $3,636,204
Class F voting preferred stock (400 at $0.000 per share)             0
Excess allocation of net assets purchased                      258,757
Estimated transaction costs                                    213,047
                                                            ----------

Total Purchase Price                                        $4,108,008
                                                            ==========

The table presented below sets forth the preliminary allocation of the purchase price of Advaliant Inc. tangible and intangible assets and liabilities assumed at June 30, 2005.

Cash                                         $    49,795
Accounts receivable                              230,121
Prepaid expenses and other current assets          2,822
Property and equipment                            11,961
Affiliate web platform                           252,000
Goodwill                                       4,114,765
Accounts payable                                (464,054)
Accrued expenses                                 (70,246)
Other current liabilities                        (19,154)
                                             -----------
Total                                        $ 4,108,008
                                             ===========

UNAUDITED PRO-FORMA RESULTS OF OPERATIONS

The following table sets forth the Company's results of operation for three months ending June 30, 2005 and the six months ending June 30, 2005 with comparative results operations for the three months ending June 30, 2004 and six months ending June 30, 2004, as if the acquisition of Advaliant Inc. had taken place on January 1, 2005.

                                    Three             Three            Six               Six
                                    Months           Months           Months           Months
                                    Ending           Ending           Ending           Ending
                                   June 30,         June 30,         June 30,         June 30,
                                     2005             2204             2005             2004
                                 ------------     ------------     ------------     ------------
REVENUE                          $  2,175,557     $  2,137,254     $  4,616,719     $  4,082,686

INCOME/LOSS FROM OPERATIONS          (788,583)        (142,680)      (1,007,027)        (528,164)

NET INCOME/(LOSS)                    (737,126)         (70,780)      (1,001,665)        (381,059)

PRO FORMA NET EARNINGS/(LOSS)
BASIC AND DILUTED                ($     0.005)    ($     0.001)    ($     0.007)    ($     0.005)

WEIGHTED AVERAGE NUMNER OF
COMMON SHARES OUSTANDING,
BASIC ANS DILLUTED                153,054,074       89,612,709      135,513,274       87,720,713

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE 4-INACTIVE AND DISCONTINUED SUBSIDARIES

For 2004, he costs directly relate to ThinkDirectMarketing supplier litigation settlement expenses and TDMI supplier related expenses along with HCH supplier litigation expenses and HCH supplier related expenses. For 2005, the costs relate to ThinkDirectMarketing supplier litigation expenses.

NOTE 5 - GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements have been presented assuming the continuity of the Company as a going concern. However, the Company has incurred substantial losses resulting in an accumulated deficit of
$9,284,787 as of June 30, 2005. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.

Management's plans with regards to this issue are as follows:

LIQUIDITY

The Company continues review means of raising funds including issuing debentures and equity instruments. The Company is also reviewing the sale of non-core assets.

For the six months ending June 30, 2005, the Company arranged for the payment various goods and services provided by employees and suppliers in stock-based compensation transactions valued at approximately $152,000. See Note 8, Stock-Based Compensation for further details

In April, 2005, the Company issued a 5% convertible note in the amount of $550,000 in a related party transaction. The Company obtained the $500,000 in April. In connection with arranging the sale of this note, the Company paid
$50,000 to a company whose president is a member of the board of directors of the Company.

In April, 2005, the Company and the holder of $555,000 of convertible notes had sold them to another related party. As part of transaction, the accrued interest was forgiven and the warrants originally issued with the notes were cancelled. A new note, for $555,000 was issued to replace the four notes that were cancelled.

The Company  reduced its current  obligations  of  approximately  $133,000 which consisted of accounts payable, accrued payroll, and accrued vacation. The President and C.E.O. along with the C.O.O. and C.F.O. amended their employment contacts for 2005 with the Company that reduced the Company's payroll requirements. Additionally, the President and C.E.O., C.O.O. and C.F.O, and a related party converted approximately $52,000 of accrued compensation to common stock, while a supplier converted approximately $8,000 of open invoices to common stock.

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

PROFITABILITY

The Company intends to develop new and increased revenues and gross margins in all areas of operations. Specifically, the Company intends to:

o     Restructure  its  sales  organization  to allow for more  effective  sales
      processes.   These  steps  include,  among  others,   consolidating  sales
      operations, and the expansion of sales organization.

o     Reduce expenses through improved labor utilization.

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

NOTE 7- LETTER OF CREDIT

In connection with a supplier agreement of Healthcare Dialog, the Company arranged for a Standby Letter of Credit in the amount of $90,000 in February of 2005. The Letter of Credit is in effect for one year from February 2005. As the Company did not have the required financial assets to collateralize the Letter of Credit, the collateral for the Letter of credit is secured by personal assets of the Company's President and C.E.O. (See Note 15-Related Party Transactions).The agreement with the supplier requires Healthcare Dialog to replenish any draws by the supplier against the Standby Letter of Credit. During the period ending June 30, 2005, as was the case for the period ending March 31, 2005, the supplier did not draw against the Letter of Credit. In July 2005, the supplier did draw approximately $36,000 against the Letter of Credit. The Company replenished the original value of the Letter of Credit with the in the agreement with the supplier.

NOTE 8- STOCK-BASED COMPENSATION

For the six months ending June 30, 2005, the Company entered into stock-based compensation transactions valued at approximately $156,000

During the period ending June 30, 2005, the Company entered into the following stock-based compensation transactions.

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

The Company issued 2,000,000 shares in connection with a consulting agreement to provide the Company with investor relations advice. An employee agreed to be paid his accrued payroll less insurance expenses in stock. The Company will issue 761,839 shares related to this transaction.

The table presented below provides additional information on the stock-based compensation for the period ending June 30, 2005.

                                Number of          Value            Value
                                  Shares            Per            of the
Transaction                       Issued           Share         Transaction
-----------                       ------           -----         -----------
Employee Payroll                   761,839        $0.00475            $3,619
Consulting                       2,000,000        $0.00475            $9,500

Total 2nd quarter                2,761,839                           $13,119

The transactions were recorded during the period three month ending June 30, 2005 as,

Prepaid expense on the Balance Sheet                 $    9,500
Operating expenses on the Statement of Operations         3,619
                                                     ----------

Total                                                $   13,119
                                                     ==========

The value of the transaction is based upon the price per share of the common stock on the date of the transaction along with a valuation factor, reflecting the trading restrictions placed upon the stock and size of the block relative to the average daily trading volume of the stock during immediate thirty trading days prior to date the stock is issued along with trading restrictions placed upon the stock

During the period ending March 31, 2005, the Company entered into the following stock-based compensation transactions.

As consideration for personally guaranteeing certain obligations of the Company, the Board of Directors authorized the Company to issue 4,750,000 shares of common stock worth $23,750 the President and C.E.O. for 4,750,000 shares and 350,000 shares of common stock worth $1,750 to the C.O.O. and C.F.O.

In connection with amending their employment contracts with the Company for the balance of 2005, the President and C.E.O agreed to a salary reduction of $100,000, while the C.O.O. and C.F.O agreed to a salary reduction of $65,000, the Board of Directors authorized 10,000,000 and 6,500,000 shares of common stock to be issued to the President and C.E.O and to the C.O.O. and C.F.O, respectively.

For performing additional services that are not included in his employment contract, the Company agreed to issue 2,000,000 shares of common stock worth $10,000, to the Secretary of the Corporation.

The Company amended one existing consulting services agreement to limit its obligation to 1,456,398 shares and entered into new consulting services agreement for 1,000,000 shares,

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

worth $13,835 and $7,000, respectively. The consultants will, or have provided general investor relations and marketing services.

The Company offered two employees with potential stock awards. The Company will provide 350,000 shares valued at $3,500. To receive the award, the employees must be employed at the Company at December 31, 2005. The Company have issued the shares but placed them with an escrow agent. The Company accounted for the transactions in accordance with FASB 123R as issued in December 2004.

The table presented below provides additional information on the stock-based compensation for the period ending March 31, 2005.

                                                           Number of           Value            Value
                                                            Shares              Per             of the
Transaction                                                 Issued             Share         Transaction
-----------                                                 ------             -----         -----------
Consulting                                                 1,456,398         $0.010            $13,836
Employee stock awards                                        350,000          0.010              3,500
Consulting                                                 1,000,000          0.007              7,000
Employee compensation                                      2,000,000          0.005             10,000
Guarantee and credit extension by President/C.E.O.         4,750,000          0.005             23,750
Guarantee and credit extension by C.O.O./C.F.O               350,000          0.005              1,750
Employment contract reduction by President/C.E.O.         10,000,000          0.005             50,000

Employment contract  reduction by C.O.O./C.F.O             6,500,000          0.005             32,500

Total 1st quarter                                         26,406,398                          $142,336

At the end of the three months ending March 31, 2005, the transactions are recorded as,

Prepaid expenses on the Balance Sheet                $   71,500
Operating expenses on the Statement of Operations        70,836
                                                     ----------

Total                                                $  142,336
                                                     ==========

The value of the transaction is based upon the price per share of the common stock on the date of the transaction along with a valuation factor for the size of the block of stock relative to the average daily trading volume of the stock during immediate thirty trading days prior to date the stock is issued along with trading restrictions placed upon the stock

NOTE 9- ACCRUED LIABILITES

As of June 30, 2005, accrued liabilities consisted of the following:

      Accrued professional fees and other expenses    $  177,613
      Accrued payroll and payroll taxes                  477,443
      Accrued interest                                    15,915
      Accrued settlements and contingencies              412,835
                                                      ----------
      Total                                           $1,083,805
                                                      ==========

See Note 16-Litigation for the specific items that comprise the $412,835 in Accrued settlements and contingencies.

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE 10 - EQUITY

COMMON STOCK

EXCHANGEABLE SHARES

On June 30, 2005, Company finalized the acquisition of Advaliant Inc. and the merger was consummated. It became effective June 30, 2005. The consideration paid by the Company for the acquisition consisted of 336,685,584 of exchangeable shares of Advaliant Inc. for 1 share of Dialog Group, Inc. common stock.

During the period ending June 30, 2005, the Company issued 2,000,000 shares in connection with a consulting agreement to provide the Company with investor relations advice.

During the period ending March 31, 2005, the Company issued 2,839,076 shares in connection with the payment of the series E Preferred Stock dividends accrued in 2004. As a result of non completion of an agreement in the 1st quarter, the Company cancelled 799,999 shares.

PREFERRED STOCK

CLASS F VOTING PREFERRED STOCK

In connection with the acquisition of Advaliant Inc., the Company issued 400 shares of class F. The class F shares of stock do not have a share in the equity of the Company. They only substitute for the voting power of the shares to be issued for the Exchangeable shares. As the shares are exchanged, the Class F is cancelled. The value is strictly nominal and, together with the Exchangeable shares, can be converted into the stated number of Dialog Group, Inc. common shares.

CLASS B AND B-1 PREFERRED STOCK

Each share of the Company's Class B and Class B-1 Preferred Stock can be converted into 40 shares of Common Stock and each share of the Class E Common Stock can be converted into 83,333 shares of Common Stock. Each Class B or B-1 share casts 40 votes for the election of directors and one vote on all other matters. Each Class E share casts one vote for each share of Common Stock into which it could be converted. The preferred stock does not contain unconditional obligations requiring the Company to redeem the instruments by transferring assets at a specified or determinable date or upon an event to occur.

During the six months ending June 30 2005, no debt was converted into preferred stock.

STOCK OPTIONS

For the three month period ending June 30, 2005, the Company did not grant any stock options, while no stock options were exercised or forfeited.

For the three month period ending March 31, 2005, the Company granted 100,000 stock options to an unrelated party, while no options were exercised.

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

STOCK WARRANTS

In connection with issuance of a $45,000 convertible note, convertible into common stock at price of $0.025 per share, warrants provide holders to purchase the common stock at the price of $0.025. Warrants to purchase 540,000 shares have been issued to the holder of this convertible note. The warrants are exercisable until September 30, 2009. Warrants to purchase a total of 6,381,865 shares have been issued to all convertible note holders. Pursuant to discussions in April 2005 with the convertible note holders, they agreed that all warrants are cancelled.

CLASS E PREFERRED STOCK DIVIDENDS

The dividends accrue at the rate of $400 per share per quarter. Pursuant to the provisions of the Class E Preferred Stock Declaration, shares of common stock, based on the average closing price for the shares during the last 20 trading days before the dividends were due, may be paid in lieu of cash.

During the period ending June 30, 2005, quarterly dividends accrued on its Class E Preferred Stock at the rate of $400 per share, per quarter, for a total of $39,800 accrued and unpaid. At June 30, 2005 the cumulative amount accrued and unpaid dividends is $79,600.

During the period ending March 31, 2005, quarterly dividends accrued on its Class E Preferred Stock at the rate of $400 per share, per quarter, for a total of $39,800 accrued and unpaid for at March 31, 2005.

CONVERSION OF PREFERRED STOCK INTO COMMON STOCK

During the period ending June 30, 2005, no conversions took place.

During the period ending March 31, 2005, 247,120 shares of series B Preferred stock was converted into 3,086,196 shares of common stock.

CONVERSION OF DEBT

During the six months ending June 30, 2005 approximately $67,000 of debt and accrued expenses are converted into common stock.

During the three month period ending June 30, 2005, approximately $7,300 of debt and accrued expenses were converted into common stock. The table presented below provides additional information related to conversion of debt during the three month period ending June 30, 2005

                                               Number of         Price            Amount
                                                 Shares           Per             of the
Transaction                                      Issued          Share          Conversion
-----------                                      ------          -----          ----------
Conversion of payroll- employee/non related     761,839        $0.00495          $3,618.74

Total 2nd quarter                               761,839                          $3,618.74

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

The transactions for the three month period ending June 30, 2005 are recorded as,

Equity on the Balance Sheet                           $    3,319
Forgiveness of debt on the Statement of Operations         3,681
Operating expenses on the Statement of Operations          7,730
Total                                                      3,619
                                                      ==========

The value of the transaction is based upon the price per share of the common stock on the date of the transaction along with a valuation factor abed on the trading restrictions placed upon the stock and the size of the block of stock relative to the average daily trading volume of the stock along with during the immediate thirty trading days prior to date the stock is issued along with trading restrictions placed upon the stock.

During the three month period ending March 31, 2005, approximately $60,000 of debt and accrued expenses were converted into common stock. The table presented below provides additional information related to conversion of debt during the period ending March 31, 2005

                                                                  Number of          Price          Amount
                                                                    Shares            Per           of the
Transaction                                                         Issued           Share        Conversion
-----------                                                         ------           -----        ----------
Conversion of accrued vacation- President/C.E.O                    2,403,846         $0.010       $24,038.46
Conversion of accrued vacation- C.O.O./C.F.O                       1,422,308          0.010       $14,223.08
Conversion of accrued payroll-employee, related party              1,406,249          0.010       $14,062.49
Conversion of accounts payable                                       750,000          0.010        $7,500.00

Total 1st quarter                                                  5,982,403                       59,824.03

The transactions for the three month period ending March 31, 2005 are recorded as,

Equity on the Balance Sheet                           $   56,074
Forgiveness of debt on the Statement of Operations         3,750
                                                      ----------

Total                                                     59,824
                                                      ==========


The value of the transaction is based upon the price per share of the common stock on the date of the transaction along with a valuation factor for the size of the block of stock relative to the average daily trading volume of the stock along with during the immediate thirty trading days prior to date the stock is issued along with trading restrictions placed upon the stock

NOTE 11 - STOCK OPTIONS

Effective January 1, 2003, the Company adopted the recognition provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure. Prior to 2002, the Company accounted for employee stock options using the intrinsic value method under the provisions of APB No. 25 "Accounting for Stock Issued to Employees". Upon adoption of FAS 148, the Company changed to the fair value method and elected to recognize stock-based compensation for awards granted after January 1, 2003 under the prospective method.

During the three month period ending June 30, 2005, the Company did not grant any stock options.

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

Stock options activity for 2005 for the six month ending June 30, 2005 is as follows:

                                             Number   Weighted Average
                                           Of Shares   Exercise Price
Options Outstanding, December 31, 2004     3,366,898     $    0.121

Options Granted                              100,000          0.012
Options Forfeited                             (9,502)         3.000

Options Expired                                    0              0
Options Exercised                                  0              0
                                          ----------     ----------
Options outstanding, June 30, 2005         3,457,396          0.112
                                          ==========     ==========

During the three months ending June 30, 2005, 1,040,032 options vested for a total of 1,220,932 options vesting during the six months ending June 30, 2005. Total number of options vested at June 30, 2005 is 2,874,060, while 583,336 options are non-vested.

During the quarter ended March 31, 2005, 100,000 stock options were granted to employees, non-employee directors, officers, or consultants with an exercise of $0.012 per common share and is immediately exercisable on the date of the grant, March 30, 2005. 180,900 options vested in the three months ending March 31, 2005, while 9,504 options are forfeited by former employees during the first quarter of 2005.

The table presented below provides additional information on the options based compensation for the period ending March 31, 2005.

                          Number of        Value             Value
                           Shares           Per             of the
Transaction                Issued          Share          Transaction
-----------                ------          -----          -----------
Consulting                 100,000        $0.012               $1,200

Total 1st quarter          100,000                              1,200

The transaction was recorded to operating expense included in the Statement of Operations.

The value of the transaction is based upon the price per share of the common stock on the date of the transaction along with a valuation factor for the size of the block of stock relative to the average daily trading volume of the stock along with during the immediate thirty trading days prior to date the stock is issued along with trading restrictions placed upon the stock

NOTE 12- COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company has entered into five lease obligations for office space along with a corporate apartment in New York City. The offices are located in California, Florida, New York, and Texas.

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

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

New York

The New York lease was executed on June 8, 2004. The term of the lease is from June 1, 2004 through May 31, 2007.

The corporate apartment in New York City lease was renewed on January 1, 2005. The term of the lease is from January 1, 2005 through December 31, 2007. The rent is paid on a month-to-month basis until new lease is negotiated.

Texas Lease

The lease was amended on September 1, 2003 to extend the lease agreement period to September 30, 2006. As a result of non-payment of the monthly lease payments by the Company, the Landlord terminated the lease on June 28, 2005. The assets at the office site were not moved to another Company location. The net book value of the assets was zero.

EMPLOYMENT CONTRACTS

The Company has employment contracts with four employees. Employment contracts at June 30, 2005 are as follows.
                                                       Annual
Position                                           Compensation
--------                                           ------------
President and C.E.O                                  $250,000
C.O.O. and C.F.O.                                    $150,000
Administrative Head of Healthcare Dialog             $150,000

The employment contracts for the President and C.E.O, C.O.O. and C.F.O., and the Administrative Head of Healthcare Dialog are for one year, with initial term ending March 31, 2005, extendable for successive one year terms, unless terminated at the end of the term by either party upon ninety days written notice to the other party. Annual increases at the first of every year shall be at least the percentage of the prior year's C.P.I. In negotiations with Company, the employees agreed to waiving this clause for 2005.If for any reason, the employee is not paid the employee's base salary for the year, the difference between the base salary and the amount paid shall be paid to the employee prior to payment of any year-end bonus to any other employee. Employee shall be entitled to not less than five (5) weeks paid vacation for each full calendar year prorated for any partial year. Employee shall accrue earned and unused vacation. Employee shall receive all benefits and fringes made available to other employees and officers of the Company including pension, medical, dental, life, and disability insurance and other similar plans. Employee and spouse shall receive these benefits fully paid

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

by the Company. Health insurance for the employee and family will be provided by the Company. Health club memberships for the employee will be paid for by the company. Life insurance at a cost of at least $1,000 per month will be paid by the Company. Long and short term disability insurance for the employee will be paid by the Company. The employee is entitled to a monthly automobile allowance of $1,500 per month.

The employment agreement with the Corporate Secretary is effective June 1, 2004 to May 31, 2005. It does not contain a renewal clause. If for any reason, the employee is not paid the employee's base salary for the year, the difference between the base salary and the amount paid shall be paid to the employee prior to payment of any year-end bonus to any other employee. Health insurance for the employee is paid by the Company. Employee shall accrue earned and unused vacation. Employee shall receive all benefits and fringes made available to him from time to time by the Company. The agreement was not renewed at this time, but is under negotiation.

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

      Revenues are generated by Strategic and Creative Services:
      ----------------------------------------------------------
      o     direct mail campaigns
      o     creation of sales representative training materials
      o creation and dissemination of patient and professional education materials
      o     consumer advertising
      o     creation and management of websites
      o     to place internet advertising
      o     for the  use of our healthcare database

+ Media provides, maintains and delivers healthcare information over the internet and television.

DATA

Mail Mogul is an online market place for sellers of direct mail, providing leads, website applications, mailing lists, mailing supplies as well as other products and services.

      Revenues are generated from
      ---------------------------
      o     data from data dialog master database
      o     mail room supplies
      o membership in "RFQ" an online marketplace for quoting direct mail jobs
      o     sale of licensed databases and database products and services
      o     data updating services

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

Data Dialog provides online marketing list, direct mail programs and creates target lists for specific direct marketing categories for small to medium sized businesses. The company allocates the costs of revenues and direct operating expenses to these segments.

      Revenues are generated from
      ----------------------------
      o     data from the Dialog Group  databases
      o Data Dialog Digital, a product that automatically appends names and addresses to telephone numbers on inbound calls to telephone service centers.
      o     direct mail campaigns

CORPORATE

This is comprised of general and administrative functions and related expenses. These costs are retained at corporate and are not allocated to the business segments. Costs that are specifically attributable to a business unit are charged to that unit. Management's philosophy is charging the units for specific attributable costs, such as I.T services, rent, and depreciation or amortization of assets owned by Corporate that have a benefit to the business unit more accurately reflects the operating costs of Corporate and the matching of revenues and costs of the respective business unit.

SIGNIFICANT CUSTOMERS

For the three month ending June 30, 2005 along with the six months ending June 30, 2005, two customers of the Healthcare segment account for approximately 11% each of the consolidated revenues, while no customer of the Data segment account for more than 4% of the consolidated revenues. This compares with one customer of the Healthcare segment accounting for approximately 39% and 16% respectively for the three month period ending June 30, 2004 and the six months period ending June 30, 2004, respectively. No customer in the Data segment accounted for more than 1% in either period in 2004.

Management is not aware of any known trends, uncertainties, or circumstances that are reasonably likely to have a material effect on composition or percentages of significant customers for the balance of 2005.

          Three months ended June 30, 2005   Actual Unaudited Results

                                                                                                   Consolidated
                                                 Corporate        Healthcare          Data             Total
REVENUE                                         $          0     $    715,811     $    702,831     $  1,418,642

COST OF REVENUES                                           0         446,2857          164,796          611,083
                                                ------------     ------------     ------------     ------------

GROSS  PROFIT                                              0          269,524          538,035          807,559

OPERATING EXPENSES:

Selling, General and Administration Expenses         410,122          273,703          561,791        1,269,101
                                                ------------     ------------     ------------     ------------

TOTAL OPERATING EXPENSE                              410,122          273,703          561,791        1,269,101
                                                ------------     ------------     ------------     ------------

INCOME (LOSS) FROM OPERATIONS                       (410,122)          (4,179)         (23,756)        (461,542)

Other Income(Expenses)

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

                                                                                                   Consolidated
                                                 Corporate        Healthcare          Data             Total
Interest income
Interest expense                                     (64,620)         (19,199)          (2,232)         (86,051)
Other (expense)
Other income
Forgiveness of debt                                   18,414                0                0           18,414
                                                ------------     ------------     ------------     ------------

Total other income(expenses)                         (46,206)         (19,199)          (2,32)          (67,637)
                                                                                  ------------

Income/(Loss) From Continuing Operations            (456,328)         (23,378)         (25,988)        (529,179)

Inactive Operations
Discontinued operations                              (57,975)               0                0          (57,975)
                                                ------------     ------------     ------------     ------------

Net Income/(Loss)                                   (514,303)         (23,378)         (25,988)        (587,154)
                                                ============     ============     ============     ============

Total Net Assets                                     679,354          691,577          255,329        1,626,260
                                                ============     ============     ============     ============
Gross Fixed and Other Assets                       1,138,265           12,752          259,306        1,410,323
                                                ============     ============     ============     ============
Depreciation and Amortization Expense                 80,264                0           20,690          100,954
                                                ============     ============     ============     ============
Accumulated Depreciation and Amortization            598,490                0          143,607          742,097
                                                ============     ============     ============     ============

         Three months ended June 30, 2004   Actual Unaudited Results

                                                                                                   Consolidated
                                                 Corporate        Healthcare          Data             Total
REVENUE                                         $          0     $  1,002,153     $  1,135,101     $  2,137,254

COST OF REVENUES                                                      413,905          444,100          858,005
                                                                 ------------     ------------     ------------

GROSS  PROFIT                                                         588,248          691,001        1,279,249

OPERATING EXPENSES:

Selling, General and Administration Expenses         543,214          143,285          735,430        1,421,929
                                                ------------     ------------     ------------     ------------

TOTAL OPERATING EXPENSE                              543,214          143,285          735,430        1,421,929
                                                ------------     ------------     ------------     ------------

INCOME (LOSS) FROM OPERATIONS                       (543,214)         444,963          (44,429)        (142,680)

Other Income(Expenses)
Interest income
Interest expense                                      (5,570)          (8,459)             (23)         (14,052)
Other (expense)                                       (2,704)         (10,581)            (100)         (13,385)
Other income                                                            2,047                             2,047
Forgiveness of debt                                    9,888          109,014           42,835          161,737
                                                ------------                      ------------     ------------

Total other income(expenses)                           1,614           92,021           42,712          163,784

Income/(Loss) From Continuing Operations            (541,600)         536,984           (1,717)          (6,333)
                                                ------------     ------------     ------------     ------------

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

                                                                                                   Consolidated
                                                 Corporate        Healthcare          Data             Total
Inactive Operations

Discontinued operations                              (39,025)         (25,422)                          (64,447)
                                                ------------     ------------                      ------------

Net Income/(Loss)                                   (580,625          511,562           (1,717)         (70,780)
                                                ============     ============     ============     ============

Total Net Assets                                     726,529          584,812          419,344        1,730,685
                                                ============     ============     ============     ============
Gross Fixed and Other Assets                         851,363           28,495          483,016        1,362,874
                                                ============     ============     ============     ============
Depreciation and Amortization Expense                 68,134                0           15,293           83,427
                                                ============     ============     ============     ============
Accumulated Depreciation and Amortization            295,477                0           63,672          359,149
                                                ============     ============     ============     ============

          Six months ended June 30, 2005   Actual Unaudited Results

                                                                                                   Consolidated
                                                 Corporate        Healthcare          Data             Total
REVENUE                                         $          0     $  1,519,009     $  1,616,349     $  3,135,358

COST OF SALES                                              0          799,930          503,806        1,303,736
                                                ------------     ------------     ------------     ------------

GROSS  PROFIT                                              0          719,930        1,112,543        1,831,622

OPERATING EXPENSES:

Selling, General and Administration Expenses         863,316          590,074        1,095,921        2,585,139
                                                ------------     ------------     ------------     ------------

TOTAL OPERATING EXPENSE                              863,316          590,074        1,095,921        2,585,139
                                                ------------     ------------     ------------     ------------

INCOME (LOSS) FROM OPERATIONS                       (863,316)         129,005           16,622         (753,517)

Other Income(Expenses)

Interest income
Interest expense                                     (89,176)         (35,062)          (5,149)        (129,387)
Other (expense)
Other income
Forgiveness of debt                                   22,164                0                0           22,164
                                                ------------     ------------     ------------     ------------

Total other income(expenses)                         (67,012)         (35,062)          (5,149)        (107,223)
                                                                                  ------------

Income/(Loss) From Continuing Operations            (930,328)          93,943           11,473         (860,740)

Inactive Operations                                        0             (290)               0             (290)
Discontinued operations                              (57,975)               0                0          (57,975)
                                                ------------     ------------     ------------     ------------

Net Income/(Loss)                                   (988,303)          93,653           11,473         (919,005)
                                                ============     ============     ============     ============

Total Net Assets                                     679,354          691,577          255,329        1,626,260
                                                ============     ============     ============     ============
Gross Fixed and Other Assets                       1,138,265           12,752          259,306        1,140,323
                                                ============     ============     ============     ============
Depreciation and Amortization Expense                158,797                0           41,379          200,176
                                                ============     ============     ============     ============
Accumulaed Depreciation and Amortization             598,490                0          143,607          742,097
                                                ============     ============     ============     ============

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

         Six months ended June 30, 2004   Actual Unaudited Results

                                                                                                   Consolidated
                                                 Corporate        Healthcare          Data             Total
REVENUE                                                          $  1,935,970     $  2,146,715     $  4,082,685

COST OF SALES                                                         863,223          934,752        1,797,975
                                                                 ------------     ------------     ------------

GROSS  PROFIT                                                       1,072,747        1,211,963        2,284,710

OPERATING EXPENSES:

Selling, General and Administration Expenses       1,148,500          342,431        1,321,943        2,812,874
                                                ------------     ------------     ------------     ------------

TOTAL OPERATING EXPENSE                            1,148,500          342,431        1,321,943        2,812,874
                                                ------------     ------------     ------------     ------------

INCOME (LOSS) FROM OPERATIONS                     (1,148,500)         730,316         (109,980)        (528,164)

Other Income(Expenses)
Interest income
Interest expense                                     (15,864)         (16,625)             (23)         (32,512)
Other (expense)                                       (2,704)         (10,581)                          (13,285)
Other income                                                                              1947            1,947
Forgiveness of debt                                  102,151          109,114           44,135          255,400
                                                                 ------------     ------------     ------------

Total other income(expenses)                          83,583           83,855           44,112          211,550

Income/(Loss) From Continuing Operations          (1,064,917)         814,171          (65,868)        (316,614)
                                                ------------     ------------     ------------     ------------

Inactive Operations

Discontinued operations                              (39,025)         (25,422)                          (64,447)
                                                ------------     ------------                      ------------

Net Income/(Loss)                                 (1,103,942)         788,749          (65,868)        (381,061)
                                                ============     ============     ============     ============

Total Net Assets                                     726,529          584,812          419,344        1,730,685
                                                ============     ============     ============     ============
Gross Fixed and Other Assets                         851,363           28,495          483,016        1,362,874
                                                ============     ============     ============     ============
Depreciation and Amortization Expense                136,160                0           30,261          166,421
                                                ============     ============     ============     ============
Accumulated Depreciation and Amortization            295,477                0           63,672          359,149
                                                ============     ============     ============     ============

NOTE 14 - LOANS AND NOTES PAYABLE

Loans and notes payable due to non-related parties consisted of the following as of June 30, 2005.

Convertible notes in the aggregate amount of $100,000 due to three former IP2M note holders assumed by the Company. The notes are due August 31, 2004. The notes bear interest at the rate of 10% per annum. The notes are convertible into shares of the Company's common stock. The number of shares to be issued upon conversion will be determined by the closing bid

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

price of the Company's  common stock on the date of  conversion.  Each holder is entitled  to convert  up to 25% of the  initial  balance of the note  (including accrued  interest) each month.  During the Second Quarter of 2004  $75,000.00 of
Notes were converted to Common Stock                                                 $   25,000

$115,000  revolving  credit  agreement with a commercial bank matured on October
13,  2004.The  line of credit  bears  interest at prime plus 2% per annum and is personally  guaranteed by the Company's  President  and C.E.O.  The  outstanding balance was paid from the net proceeds  from the sale of a $555,000  convertible note to a related party.  The credit agreement with this bank was not renewed by
the Company.                                                                         $         0

Small business loan assumed upon the purchase of Azimuth Target  Marketing.  The loan bears interest at prime plus 2 1/4 % per annum,  due in equal  installments
over 36 months, maturing during 2006.                                                $     1,209

$350,000 line of credit with commercial  asset-backed  lender with a term of two years beginning  August 2004. The line of credit bears interest at prime plus 4%
per  annum  plus  on-going  fees.  It  is  secured  by  the  Company's  accounts receivables,  equipment, inventory, and up to $150,000 of the debt is personally
guaranteed by the President and C.E.O. of the Company and his spouse.                $   243,374
                                                                                     -----------

Total loans and notes payable                                                        $   269,583

Less: Current maturities                                                             $  (269,583)
                                                                                     -----------

Long Term Debt                                                                       $         0
                                                                                     ===========

Please see Note 15- Related Party Transactions Due to Related Parties for information about additional Company debt.

NOTE 15 - RELATED PARTY TRANSACTIONS

CONVERTIBLE NOTES DUE TO RELATED PARTIES

During 2004, the Company began issuing a Convertible Note. The notes all bear interest at the rate of five (5%) percent per annum when initially issued and were to mature on May 31, 2006. The holders of the notes could convert them into Company common stock at a price of $0.06 per share. After the Company's shares close over $0.12 per share for twenty trading days, the Company can compel the holders to convert their notes and all accrued interest into shares of common stock at the conversion price.

As a result of negotiations in April 2005 with the holders of the convertible notes, the Company along with the note holders agreed to amend the notes as such, all accrued interest up that date was forgiven, the related warrants were cancelled, the conversion price was lowered $0.06 per common share to $0.01 per share, and extended the maturity date to February 1, 2007.

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

Convertible Notes in the aggregate amount of $118,045 were issued to the President and C.E.O, the C.O.O. and C.F.O., along with two employees for unpaid payroll at December 31, 2004. In April 2005, were also amended as set forth above.

During the period ending June 30, 2005, the President and C.E.O. provided an additional $100,000 of funds which is secured by a Convertible Note.

Subtotal- convertible notes related parties-employees                                $   218,045

Three notes, in the initial principal amounts of $250,000, $135,000, $125,000, and $45,000 were issued to a fund through the efforts of an affiliated broker-dealer. The Company paid an aggregate of approximately $55,000 to a company whose president is a member of the board of directors of the Company for arranging the sale of these notes. The aggregate of these notes, $555,000 was sold by one related party to another.

In April 2005, one note was issued in the principle amount of $550,000 to the related party that purchase purchased the four notes listed above. In connection with transaction, the Company, paid $50,000 to an affiliated broker-dealer whose president is a member of the board of directors of the Company.

In December 2004, a group of individuals, including a member of board of directors provided approximately $113,000 directly to a supplier for unpaid invoices. The advance is non-interest bearing and due on demand. In January of 2005, the Company paid $87,000, leaving a balance of $26,000.

This amount of $26,000 was converted in April 2005 by a company controlled by a member of the board of directors of the Company into a convertible note with the same terms and conditions as the other convertible notes.

Subtotal convertible notes-related parties-non employees                             $ 1,131,000

DUE TO RELATED PARTIES

In conjunction with the Company obtaining a Letter of Credit for the benefit of a supplier of Healthcare Dialog (see Note-7 Letter of Credit), the President and
C.E.O. of the Company personally secured the Letter of Credit by pledging personal assets in the amount of the Letter. Unless, the Letter of Credit is drawn down on, no amount is due. The balance at June 30, 2005 is $90,000.

The  President  and C.E.O.  of Company  provided the Company with an  additional
$100,000   during  the  three  months  ending  June  30,  2005  of   short-term,
interest-free, unsecured debt.

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

As the President and C.E.O. had to borrow funds in his name in the amount of $325,000 in order to provide the amount that the Company required, the Company has reimbursed him the $1,261 of interest charged by his lender. Additionally, the Company has accrued approximately $1,000 for estimated accrued interest for May and June. The balance at June 30, 2005 is $135,000.

Subtotal other current liabilities-related parties                                   $   225,000

Total loans and notes payable due to related parties                                 $ 1,574,045

Less: Current maturities                                                             $ (225,000)
                                                                                     -----------

Long Term Debt due to related parties                                                $ 1,349,045
                                                                                     ===========

CONVERSION OF DEBT DUE TO RELATED PARTIES

No conversions of debt took place in the three month period ending June 30, 2005.

During  the  period  ending  March,   31,  2005,   related   parties   converted
approximately $53,000 of debt, or accrued expenses into equity of the Company.

RENT TO RELATED PARTIES

The Company leases an apartment from January 1, 2005 through December 31, 2007 from a company controlled by the C.O.O. and C.F.O. of the Company. Rent expense paid to the company controlled by the related parties amounted to $6,000 for three months ended June 30, 2005 and $12,000 for the six months ended June 30, 2005. The Company continues to pay the rent on a month-to-month basis until a new lease is negotiated.

NOTE 16 -LITIGATION

SUPPLIERS

In July, 2005 the Company received a letter from the attorney representing American Student List, a supplier of Mail Mogul, Inc. requesting $5,672.25 of unpaid invoices. This amount is fully recorded in the accounts payables of Mail Mogul, Inc.

In July, 2005 the Company has from the collection agency representing Metro Label, a supplier of Mail Mogul, Inc. requesting payment of unpaid invoices. The Company has recorded $18,480 of invoices on the accounts payables of Mail Mogul, Inc.

In July, 2005, the Company received a letter from the attorney representing Courtenay Communications Corporation, a supplier of Mail Mogul, Inc. requesting payment of unpaid invoices. The amount of the request, $4,200.00 is fully recorded in the accounts payable of the Company.

In July, 2005, the Company received correspondence from attorneys representing the landlord for the Florida lease requesting payment for unpaid rent and other charges. The Company has not paid the June rent, a portion of the May rent and additional charges for 2004. The Company

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

disputes the charges for 2004 that relate to charges for common area maintenance adjustments from 2004. The amount requested in the letter, including July rent is $34,426.23. This amount is fully recorded in the accounts payables of the Company. To settle the dispute, the Company the requested amount by check in July 2005.

In late June 2005, the Company received a copy of the action filed in early May 2005 by Brimar Industries, Inc., a supplier of Mail Mogul, Inc., for unpaid invoices, interest, reasonable attorney's fees, costs of the suit, and such other relief the Court deems just and equitable under the circumstances The amount of the claim, for unpaid invoices of $25,105.74 is fully recorded in the accounts payable of the Company. During May and June, The Company paid approximately $7,800 by check towards the unpaid invoices. The balance at June 30, 2005 is $17,286.72.

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

Collins Ink, in June 2004, obtained a judgment of $92,347 for unpaid invoices. The full amount is recorded in the accounts payable of the Company. During the six month ending June 30, 2005 the Company has paid $10,000 by checks toward the balance of unpaid invoices. The balance at June 30, 2005 is $33,109.

Label Source, in June 2004, obtained a judgment of $121,037 for unpaid invoices. The full amount is recorded in the accounts payable of the Company. In May, the Company signed a settlement agreement with this supplier. The payment schedule is seventeen payments of $5,000 and one payment of $5,118.83 for a total of $90,118.83. The Company has made two payment of $5,000 for a total of $10,000 by check during the period ending June 30, 2005.The balance at June 30, 2005 is $80,119.

USA Direct, in April 2004 obtained a $39,025 judgment related to a discontinued operation of the Company. This amount is recorded in the accounts payable of the Company. In December 2004, the Company and USA Direct reached an agreement of $20,000 and a payment plan. The balance at June 30, 2005 is $10,000.

Wells Fargo Financial Leasing, Inc. filed an action against the Company for non-payment of equipment lease commitments made by Healthcare Dialog, Inc. Subsequent to year-end, a settlement was reached and both parties executed the agreement. The amount is fully recorded in the accounts payables of the Company. At June 30, 2005, balance is paid in full. The payments were made by check.

During July of 2003, Axiom Corporation commenced an action against ThinkDirectMarketing, Inc., a discontinued subsidiary. The complaint seeks $400,000 on a note payable, and $295,415 for unpaid data usage, and $1,250,000 for unused minimum usage requirements for 2003 and 2004. The debts, if any, are those of the discontinued entity that was sold in December 2003. This litigation is still in the preliminary stages. As the obligations, if any, are those of ThinkDirectMarketing, Inc., a discontinued subsidiary sold in December 2003 and

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

Dialog Group, Inc. is highly confident that no legal basis exists that would hold Dialog Group, Inc. responsibly, no amounts have been recorded for the amounts listed in the action. In June, the Company accrued $30,000 for legal expenses related to this action. The balance of this accrual at June 30, 2005 is $28,960. The amount is fully accrued for in the financial statements of the Company. It is included in accrued settlements and contingencies in note 9.

EMPLOYEES

In July 2005, two former employees of Mail Mogul, Inc. filed claims with the California Labor Commission for unpaid wages. The first claim is in the amount of $6,187 for unpaid commissions, bonus, and vacation pay. A settlement was reached in the amount of $4,824 with a payment schedule one payment of $2,500 and the second of $2,324. The payments are to be made by September 6, 2005. The amount of the settlement is recorded in July 2005. No payments have been made. The second claim, also filed with California Labor Commission is in the amount of $10,031 for unpaid commissions. The Company presented its case in a hearing in the Commissioner's office on July 19, 2005. It is awaiting the response from the Commission. No amount has been recorded or payments made for this claim.

In April 2003, two former TDMI employees commenced arbitration proceeding against the Company relating to their termination of employment. The employees seek damages totaling $375,789. TDMI, a discontinued subsidiary, accrued
$147,000  against  this  potential  liability.   The  Company  has  accrued  for
additional legal fees to contest the claims. In January 2005, the Company received notice from the American Arbitration Association Employment Arbitration Tribunal that reviewed the claims. Its decision was to award the claimants a total of approximately $478,000 including fees. In April, the Company and the two former employees of TDMI executed a settlement agreement for $501,872 that includes a schedule of payments over two and half years that includes approximately $25,000 of interest. The settlement agreement's payment plan stated the former employees be paid an initial amount of $100,000 and the balance over the next thirty months. The $100,000 payment was made by check in April 2005. An additional payment of $25,000 was paid made by check in June. The balance at June 30, 2005 is $376,872. The amount is fully accrued for in the financial statements of the Company. It is included in accrued settlements and contingencies in note 9.

In April 2003, Dialog Group received a summons from a Colorado State District Court seeking to enforce a former employee's termination agreement. A settlement agreement was reached for $47,330. TDMI, a discontinued subsidiary, made payments of approximately $45,000 during 2003 and 2004. The balance at March 31, 2005, is $2000 and recorded as an accrual on the books of the Company. This amount is included in accrued settlements and contingencies in Note 9.The balance was paid in April, 2005 by check.

The Company reached a settlement with a former employee for claims against an employment contract. It was settled by conversion to series E preferred stock in 2004.The Company accrued for a liability sufficient to cover the settlement. The balance at June 30, 2005 is $7,003 and is included in accrued settlements and contingencies in Note 9.

NOTE 17-FORGIVENESS OF DEBT

For the six months ending June 30, 2005, Management has arranged approximately $24,500 in forgiveness of debt recorded in the Statement of Operations.

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

During the period ending June 30, 2005, Management entered into negotiations with holders of the Company's convertible notes to amend the notes to cancel the accrued and future interest, the attached warrants, and reduce the conversion price from $0.06 to $0.01 per common share.

The related party note holders agreed to amend the notes. In doing so, Management arranged for approximately $14,700 in forgiveness of debt recorded in the Statement of Operations.

In June, 2005, an employee agreed to convert his payroll and accrued payroll into shares of common stock. This transaction resulted in approximately $6,100 in forgiveness of debt.

The table presented below provides additional information on the forgiveness of debt for the three month period ending June 30, 2005.

                                           Number of          Value              Value
                                            Shares             Per              of the
Transaction                                 Issued            Share           Transaction
-----------                                 ------            -----           -----------
Accrued interest-employee notes               N/A              N/A             $ 1,918.06
Accrued interest-related party notes          N/A              N/A             $12,815.05
Employee payroll conversion to stock        761,839         $0.00475           $ 3,618.74

Total 2nd quarter                           761,839                            $18,351.85

The transactions during the three month period ending June 30, 2005 are recorded as,

Forgiveness of debt on the Statement of Operation               $20,835
Operating expenses on the Statement of Operations                 3,619

The value of the accrued interest transaction is the amount of accrued interest based upon the terms of the convertible notes at April 30, 2005, the date the Company and note holders agreed to amend the notes.

The value of the employee payroll conversion to stock transaction is based upon the price per share of the common stock on the date of the transaction along with a valuation factor for the size of the block of stock relative to the average daily trading volume of the stock along with during the immediate thirty trading days prior to date the stock is issued along with trading restrictions placed upon the stock

During the period ending March 31, 2005, Management arranged the settlement of accounts payable and other obligations resulting in approximately $3,800 in forgiveness of debt recorded in the Statement of Operations. The table presented below provides additional information on the forgiveness of debt for the period ending March 31, 2005.

                                                        Number of          Value           Value
                                                         Shares             Per            of the
Transaction                                              Issued            Share        Transaction
-----------                                              ------            -----        -----------
Conversion of accrued vacation- President/C.E.O          2,403,846        $0.005         $12,019.23
Conversion of accrued vacation- C.O.O./C.F.O             1,422,308         0.005          $7,111.54
Conversion of accrued payroll-employee, related party    1,406,249         0.005          $7,031.25
Conversion of accounts payable                             750,000         0.005          $3,750.00

Total 1st quarter                                        5,982,403                        $29,912.02

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

The transactions during the three month period ending March 31, 2005 are recorded as,

Equity on the Balance Sheet                                   $29,912
Forgiveness of debt on the Statement of Operations              3,750

The value of the transaction is based upon the price per share of the common stock on the date of the transaction along with a valuation factor for the size of the block of stock relative to the average daily trading volume of the stock along with during the immediate thirty trading days prior to date the stock is issued along with trading restrictions placed upon the stock.

Item 2. Management's Discussion and Analysis or Plan of Operation.

General

      Dialog Group, Inc. (DLGG) is a publicly traded corporation, headquartered at 257 Park Avenue South, Suite 1201, New York, New York 10010, with offices in Valencia, California; Sunrise, Florida and, as of the end of the quarter, Toronto, Canada. (See below: Recent Acquisition) The company's two existing divisions, Data Dialog and Healthcare Dialog, provide a broad spectrum of proprietary and exclusive databases for healthcare, pharmaceutical, consumer and business-to-business market clients. The company also provides a combination of traditional customer relationship management support applications such as advertising (print, broadcast) and marketing services (broadcast, new media, and Internet-based promotional venues). Dialog Group maintains exclusive contracts with leading multinational pharmaceutical companies to operate, maintain, and provide content for their consumer-directed Web sites.

      Recent Acquisition

      As of the end of the second quarter of 2005, Dialog Group acquired control of AdValiant Inc. a Canadian based company. The exact financial terms of the transaction are set forth in the Current Report on Form 8-K filed with the Commission on July 5th, 2005 and the amendment filed on July 11th and the Current Report on Form 8-K filed on August 12, 2005. The assets of AdValiant are included in the Balance Sheet as of June 30, 2005, while the results of its operations during the periods before June 30th, 2005 are not included in either the three or six month statements.

      AdValiant Inc. is a provider of affiliate marketing and lead generation services based on the cost-per-action and cost-per-lead model. With their in-house, proprietary tracking technology, AdValiant provides a suite of advertising and marketing tools for both advertisers and publishers. AdValiant offers advertisers fast direct marketing results and return on investment. For publishers, AdValiant offers top performing campaigns that maximize inventory earnings.

      AdValiant has several different revenue streams, including co-registration lead generation, direct marketing, media buying, and search engine optimization services.

Description of the Divisions

      The analysis of the reports for the periods ending June 30th, 2005 reflect Dialog Group's then division in to two business reporting segments, each currently marketing its products and services through branded business organizations. The Data Dialog Division's are Data Dialog Marketing, Data Dialog Digital, Data Dialog Management, and Mail Mogul. The Healthcare Dialog Division's are nFusion, +Media, and iData.

      Beginning in the third quarter, in response to the acquisition of AdValiant, the Company was reorganized into three divisions to best reflect the fit between the Dialog Group and AdValiant.

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

      Mail Mogul brings one-stop shopping to the small- to medium-sized mail shop industry. Mail Mogul helps mail shops improve their business opportunities through a total-business-solutions approach. Proprietary and external lists are sold at competitive prices both on and off line to mail shops for their customers. In addition, list hygiene services are offered to mail shops that have customer lists which need to be updated and or standardized. Its "Hot Leads" product is this market's first online commerce center to link customers who need direct mail job quotes with mail shops and direct marketing service organizations with letter-shop capabilities. Mail Mogul offers consumable supplies to its customers for their equipment and to round out its offerings of products to mail shops.

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

      +Media's platform provides, maintains, and delivers healthcare, beauty and pet content across a national network of 87 local affiliate TV and radio station Web sites. The content, which includes over 15,000 text articles, attracts over a million unique health information seekers per day to the broadcast stations' Web sites for a combined US household penetration of 75%. Here, client public relations, promotional material, and educational material are blended into a seamless presentation for maximum viewer impact. To maintain repeat traffic, all features are refreshed daily.

Results of Operations

Three Months Ended June 30, 2005

      Dialog Group

     Income Statement Item        Second Quarter 2005      Second Quarter 2004
     ---------------------        -------------------      -------------------
     Revenue                             $ 1,418,642               $ 2,137,254
     Cost of Revenue                         611,083                   858,005
     Operating Expenses                    1,269,101                 1,421,929
     Result of Operations                  (461,542)                 (142,680)
     Net Other Income                       (67,637)                   136,347
     Net Result                            (587,154)                  (70,780)

      Revenues for the quarter ended June 30, 2005 were $1,419,000 compared with $2,137,000 for the quarter ended June 30, 2004. This represents a decline of $719,000 from the same period a year ago. Sales were divided almost equally between the Healthcare business and Data business. Revenue will be discussed by business unit in more detail.

      Costs of Revenues for the quarter ended June 30, 2005 were $61 slightly less than 1,083,000, some 43% of sales, compared with $858,005 or approximately 40% of sales in the quarter ended June 30, 2004. The sources of the Cost of Revenues for each division are discussed by company in the sections which follow.

      Operating Expenses for the quarter ended June 30, 2005 were $1,269,000 compared with $1,422,000 for the quarter ended June 30, 2004. This represents a reduction of about $152,800 from the same quarter of 2004. Dialog Group in 2005 is allocating some administrative and IT expenses to the divisions which it did not do in 2004, the details of which are explained in the individual company comments.

      Losses from Operations were $462,000 for the quarter ended June 30, 2005, compared with $143,000 for the quarter ended June 30, 2004.

      Net Other Income/Expense was an expense of $68,000 for the quarter ended June 30, 2005, compared with Net Other Income/Expense which was income of $136,000 for the quarter ended June 30, 2004. The company's Other Income/Expense for this year included interest expenses of approximately $86,000 and Other Income of $18,000, arising from a gain on forgiveness of debt.

      The Net Loss for the quarter ended June 30, 2005 was $587,154 compared with a Net Loss $71,000 for the same period in 2004.

      Data Dialog Division:

     Income Statement Item            Second Quarter 2005                Second Quarter 2004
     ---------------------            -------------------                -------------------
                                  Data Dialog       Mail Mogul       Data Dialog         Mail Mogul
     Revenue                       $ 372,473        $ 330,358         $ 279,838        $ 855,263
     Cost of Revenue                  67,059           97,737           110,083          334,017
     Operating Expenses              287,693          305,598           318,414          440,516
     Result of Operations             17,721         (72,977)         (148,659)           80,730
     Net Other Income                (2,011)            (221)             (100)           42,812
     Net Result                       15,710         (73,198)         (148,759)          123,642

      Data Dialog had Sales of about $372,000 for the quarter ending June 30, 2005, compared to approximately $280,000 for the second quarter of 2004. Data Dialog Marketing which sells data and marketing services to small and mid sized-end users, accounted for approximately $248,000 of the total Data Dialog Sales for the period ending June 30, 2005. In its second year of operation sales in this business have improved as a result of the maturing of the sales staff and the ability to benefit from new customers and incremental sales from existing customers.

      Mail Mogul's Revenues were $330,000 for the quarter ended June 30, 2005, compared with $855,263 for the same period ended June 30, 2004. The quarter's weak sales resulting from fewer experienced sales people on staff and increased competition. In addition the mail shop supply classification because of its lower margins and larger cash requirements was not supported during the second quarter of 2005. A key data supplier changed its pricing and marketing approach to Mail Mogul and other brokers. Until new pricing was set and a new contract signed, data from this key suppler was not available at prices Mail Mogul's customers were willing to pay and at margins at which Mail Mogul was willing to sell. This situation is now corrected. In addition the US Postal Service discontinued an affiliate program on the USPS national website which had produced numerous leads for the Mail Mogul Request for Quote Hot Leads program. Finally, the platform utilized for online sales was down for a period during the quarter, requiring all sales to be handled manually.

      Data Dialog's Costs of Revenue for the second three months of 2005 were $67,000 or 18% of Sales, compared with $110,000, or 39% of sales in the second quarter of 2004. The lower Cost of Revenues resulted from the greater utilization of company data assets and the company's ability to negotiate better costs from outside data suppliers.

      Mail Mogul's Costs of Revenues were $98,000 for the quarter ended June 30, 2005, representing 30% of revenues, compared with $334,000, or 39% of revenues for the quarter ended June 30, 2004. Change in the mix of Revenue was one reason for the reduction in the Cost of Revenue percent in the second quarter. Mail Mogul can now produce sales from Dialog Group's low cost Access Dialog data platform which was not available a year ago. Fewer sales from a higher cost outside data suppler were made because of that supplier's change in marketing strategy.

         Data Dialog's Operating Expenses for the three month period ended June 30, 2005 were $288,000, an improvement of approximately $30,000 from the same period a year ago when the figure was $318,000. Operating Expenses decreased from the second quarter of 2004 to the second quarter of 2005, while sales improved during the same period, contributing to the overall profit improvement of this business. Certain data expenses paid exclusively by Data Dialog in 2004 are being shared with Mail Mogul in 2005.

         Mail Mogul's Operating Expenses of $306,000 for the quarter ended June 30, 2005 compared favorably with $441,000 for the quarter ended June 30, 2004, a net reduction of $135,000. This reduction resulted from lower salary and commissions as a result of fewer sales people on staff.

         Data Dialog's Net Income from Operations was $18,000 for the second quarter of 2005, compared to a loss of approximately $149,000 for the second quarter of 2004. The improvement of over $166,000 in the quarter more than off set results from the Mail Mogul division.

         Mail Mogul's Net Loss from Operations for the quarter ended June 30, 2005 was $73,000, compared with Net Income from Operations of approximately $81,000 for the same quarter in 2004.. The decline in Operating Income from the second quarter of 2004 to 2005 of about $154,000 was less than the Operating Profit improvement of $166,000 from Mail Mogul's sister company, Data Dialog.

      Healthcare Dialog Division

      Income Statement Item     Second Quarter 2005      Second Quarter 2004
      ---------------------     -------------------      -------------------
      Revenue                            $ 715,811              $ 1,002,153
      Cost of Revenue                      438,272                  413,905
      Operating Expenses                   273,703                  143,285
      Result of Operations                   3,836                  444,963
      Net Other Income                    (19,199)                   92,021
      Net Result                          (15,363)                  511,562

      Total Revenue for Healthcare Dialog was $716,000 for the second quarter of 2005 compared to $1,002,000 for the same period a year ago. A metamorphosis of Dialog Group into a company with products that are broader-based and include clients other than pharmaceutical companies is taking place. The company is less dependent on a few large pharmaceutical clients than in the past.

      Sales in nFusion for the three months ended June 30, 2005 were about $385,000, or about 54% of the total Healthcare Dialog business in the second quarter of 2005. This healthcare-focused marketing business is still the single largest segment of Healthcare Dialog. Sales of nFusion for the second quarter of 2004 were $684,000.

      +Media produced sales of about $192,000 for the period ending June 30, 2005, which was also below the 2004 level of $312,000 for the same period.

      The remaining healthcare segment, iData, which conducts telephone surveys primarily for healthcare companies, had Revenue for the second quarter of 2005 of $139,000. This compares favorably to the same period a year ago when Sales were about $5,000.

      Healthcare Dialog's Costs of Revenue was $438,000 for the quarter ended June 30, 2005, or 61% of revenue compared with $414,000 and 41% of revenue for the quarter ended June 30, 2004.

      The Healthcare Dialog's consolidated Total Operating Expenses were approximately $274,000 for the three months ended June 30, 2005, compared to $143,000 for the same period a year ago. Management moved expenses into Healthcare that were part of corporate in 2004 to more accurately reflect expenses by business.

      For the three months ended June 30, 2005, Healthcare Dialog's consolidated Net Income from Operations was approximately $4,000 compared to $445,000 in the second quarter of 2004. The results of the second quarter had a significant impact on the YTD and will be discussed in more detail when the Healthcare YTD. Results are discussed

Six Months Ended June 30, 2005

Dialog Group

      Income Statement Item     First Half Year 2005    First Half Year 2004
      ---------------------     --------------------    --------------------
      Revenue                           $ 3,135,358             $ 4,082,685
      Cost of Revenue                     1,303,736               1,797,975
      Operating Expenses                  2,585,139               2,812,874
      Result of Operations                (753,517)               (528,164)
      Net Other Income                    (107,223)                 211,550
      Net Result                          (919,005)               (381,061)

      Revenues for the six months ended June 30, 2005 were $3,135,000 compared with $4,083,000 for the six months ended June 30, 2004. This represents a decline of about $948,000 or 23% from the same period a year ago. Sales from the high margin data companies were $1,616,300 or 52% of total. With the addition of iData sales, which are reported in the Healthcare Dialog total through the end of June, data sales were $1,879,000 or 60% of total Revenue. Revenue for each of the companies and some of the products will be addressed in more detail below.

      Costs of Revenues for the half year ended June 30, 2005 were $1,304,000, some 42% of sales, compared with $1,798,000 or approximately 44% of sales in the six months ended June 30, 2004. The decline in Revenue of $948,000 was partially offset by the $494,000 decline in Cost of Revenue from a year ago for the same period. Improved terms from a major data supplier and the greater utilization of company data assets rather than relying on external sources and a change in the mix of Revenue drove down Cost of Revenue in the first half of 2005 from the same period of the prior year. The costs for each division are discussed in more detail by company in the sections which follow.

      Operating Expenses for the six months ended June 30, 2005 were $2,585,000 compared with $2,813,000 for the six months ended June 30, 2004. This represents a reduction of $228,000 from the first six months of 2004. .Some $150,000 of the reduction can be attributed to the reduction in employee related expenses from the Mail Mogul business compared to the same period a year ago.

      Losses from Operations were $754,000 for the six months ended June 30, 2005, compared with $528,000 for the six months ended June 30, 2004, an increase of approximately $226,000. Details we be discussed by operating unit.

      Net Other Income/Expense was an expense of $107,000 for the six months ended June 30, 2005, compared with income in that category of $212,000 for the six months ended June 30, 2004, a total difference of about $319,000. The company's other income/expense for this year included interest expenses of approximately $129,000 and income of $22,000 arising from gain on forgiveness of debt. Last year included interest expense of $33,000, Other Expenses of $13,000, and other income of $257,000 that arose primarily from forgiveness of debt.

      The Net Loss for the six months ended June 30, 2005 was $919,000, compared with a Net Loss $381,000 in the six months ended June 30, 2004, representing an increased loss of $538,000.

      Data Dialog Division:

     Income Statement Item            First Half Year 2005               First Half Year 2004
     ---------------------            --------------------               --------------------
                                     Data Dialog       Mail Mogul       Data Dialog      Mail Mogul
     Revenue                          $ 764,505        $ 851,844         $ 477,718      $ 1,669,000
     Cost of Revenue                    181,844          321,962           162,626          772,126
     Operating Expenses                 617,740          541,181           713,263          657,681
     Result of Operations              (35,079)         (11,299)         (398,173)          239,193
     Net Other Income                   (3,486)          (1,663)             1,300           42,812
     Net Result                        (38,565)         (12,962)         (396,873)          282,005

Data Dialog had Sales of $765,000 for the period ending June 30, 2005, compared to approximately $478,000 for the first six months of 2004. Data Dialog Marketing, which sells data and marketing services to small- and mid sized-end users, accounted for approximately $510,000 of total Data Dialog Sales for the period ending June 30, 2005. Of this figure about $240,000 of the Revenue was derived from the company's data subscription products. The company's Data Dialog Digital call center reverse append product was the second largest revenue producer for the second six months, contributing $224,000 in Revenue in 2005 which is up from the 2004 Revenue of $131,758. Data Dialog Management, which sells data to large end users and brokers, produced the balance..

      Mail Mogul's Revenues were $852,000 for the six months ended June 30, 2005, compared with $1,669,000 for the same period ended June 30, 2004. The year began with weak sales resulting from fewer experienced sales people on staff and increased competition. In addition, the mail shop supply business (with its lower margins and larger cash requirements) was not supported during the period. Supply sales for the year to date were off by over $175,000 from 2004. In addition, a key data supplier changed its pricing and market approach to Mail Mogul and other brokers of its data. Until new pricing and a new contract could be worked out, data from this key supplier was not available at prices Mail Mogul's customers were willing to pay. This is now corrected, but the impact was a reduction of almost $300,000 of revenue from this supplier from the first six months level of 2004..

      Data Dialog's Costs of Revenue for the first six months of 2005 were $182,000 or 24% of Sales, compared with $163,000, or 34% of sales in the first six months of 2004. The change in Cost of Revenues percent resulted from more favorable terms from one of Data Dialog's data vendors. In addition more Revenue was realized from the company's Data Dialog Digital phone append product which has a lower cost of Revenue than the average. Cost of Revenue by product varied from 14% of sales to 44% of sales.

      Mail Mogul's Costs of Revenue were $322,000 for the six months ended June 30, 2005, representing 38% of revenue, compared with $772,000 and 46 % of revenue for the six months ended June 30, 2004. The mix of the Revenue was the major reason for the reduction in the Cost of Revenues percent in the first six months.. Sales of low margin mail shop consumable supplies were down significantly from a year ago the same period, while sales of higher margin data made up a greater percentage of the total Revenue for the period. The Mail Mogul sales staff began utilizing the Data Dialog Access Dialog data platform, with its lower cost products to satisfy customer needs, in the first half of 2005. This platform was not available in first half of 2004 Mail Mogul's Cost of Revenue reduction of approximately $450,000 helped to offset the reduction in Revenue during the first half of 2005.

      Data Dialog's Operating Expenses for the six month period ended June 30, 2005 were $618,000, an improvement of approximately $95,000 from the same period a year ago when the figure was $713,000. Operating Expenses decreased from the first half of 2004 to the first six months of 2005, while sales increased during the same period, contributing to the overall profit improvement of this company. Certain data expenses, amounting to $35,000 paid exclusively by Data Dialog in 2004 are being shared with Mail Mogul in 2005. In addition, $50,000 of inter-company cost allocations were assigned to other divisions and approximately $38,000 was saved by the transfer of employees from Data Dialog.

      Mail Mogul's Operating Expenses were $541,000 for the six months ended June 30, 2005 compared with $658,000 for the six months ended June 30, 2004. The reduction is due primarily to reduced wages and commissions paid to a larger sales force in 2004 than in 2005.

      Data Dialog's Net Loss from Operations was $35,000 for the first half of 2005, compared to a loss of approximately $398,000 for the first six months of 2004. Investments made in the sales staff and an online platform for Data Dialog Marketing is having a positive impact on Data Dialog. In addition, approximately $123,000 of cost allocations to other divisions added to the improvement. This made it possible for the data group to show an overall improvement for the first six month of 2005 when compared to the same period of 2004.

      Mail Mogul's Net Loss from Operations for the six months ended June 30, 2005 was $11,000, compared with a net income of approximately $239,000 for the same six months in 2004. Management believes the results of the first six months were attributed to the turnover of experienced sales people, a key data supplier changing its marketing approach, and a conscious effort to divert resources away from lower margin categories.

      Healthcare Dialog Division

         Income Statement Item     First Half Year 2005    First Half Year 2004
         ---------------------     --------------------    --------------------
         Revenue                           $ 1,519,009            $ 1,935,970
         Cost of Revenue                       799,930                814,223
         Operating Expenses                    590,074                342,431
         Result of Operations                  129,005                730,316
         Net Other Income                     (35,062)                 83,855
         Net Result                            120,825                788,749

      Total Revenue for Healthcare Dialog was $1,519,000 for the first half of 2005 compared to $1,936,000 for the same period a year ago. A metamorphosis of Dialog Group into a company with products that are broader-based and include clients other than pharmaceutical companies is taking place. The company is less dependent on a few large pharmaceutical clients than in the past.

      Sales in nFusion for the six months ended June 30, 2005 were $903,000, or about 60% of the total Healthcare Dialog business in the first six months of 2005. This healthcare-focused marketing business is the single largest segment of Healthcare Dialog. Sales of nFusion for the first half of 2004 were $1,156,000. A major pharmaceutical client assigned fewer projects to nFusion in the first six months of 2005 than it did for the same period of 2004.

      +Media produced sales of $352,000 for the period ending June 30, 2005, which was below the 2004 level of $774,000 for the same period. The majority of the decline in Revenue resulted from one advertising agency placing significantly less online advertising with +Media in 2005 than it did in 2004. In addition a local Houston hospital, which was a client in 2004 no longer fit the profile of a national client in 2005 and dropped off the platform. Finally, an allergy client and a diet client which both utilized +Media in the first half of 2004 place no advertising in 2005

      The remaining healthcare segment, iData, which conducts telephone surveys primarily for healthcare companies, had Revenue for the first six months of 2005 of $263,000. This compares favorably to the same period a year ago when Sales were about $6,000.

      Healthcare Dialog's Costs of Revenue was $773,000 for the six months ended June 30, 2005, or 51% of revenue compared with $863,000, and 45% of revenue for the six months ended June 30, 2004. Cost of Revenue ranged from a low of 17% for iData, 54% for nFusion and 68% for +Media.

      The Healthcare Dialog's consolidated Total Operating Expenses were approximately $590,000 for the six months ended June 30, 2005, compared to $342,000 for the same period a year ago. In the first six months of 2005, expenses included allocation of approximately $144,000 for IT and administration that were not included in 2004 along with approximately $117,000 related to transfers of employees to Healthcare Dialog from other divisions. Management believes the new approach more accurately presents operating results for each business unit. Operating expense for nFusion in the first half of 2005 were about $280,000 or 31% of sales, iData for the same period had Operating Expenses of about $93,000 some 35% of Revenue and for the same time frame +Media had Operating Expenses of $89,000 or 25% of revenue.

      For the six months ended June 30, 2005, Healthcare Dialog's consolidated Net Income from Operations was approximately $156,000 compared to $763,000 in the first half of 2004. The results for the first half of 2005 were a Net Operating profit of $125,326 from nFusion, an Operating profit of $55,931 from iData for the same period and a Net Operating loss of $60,383 from +Media for the first half of 2005.

Liquidity & Capital Resources

      DGI  had  a  consolidated   working  capital   deficit  of   approximately
($3,145,000) on June 30, 2005 as compared to a deficit of approximately ($2,854,000) at December 31, 2004. The increase of approximately $291,000 is the result of increases in accrued expenses and short-term borrowing due to a reduced level of sales in the first six months that did not provide the level of accounts receivable required to fund operations.

      On June 30, 2005 the Healthcare Dialog Division's financial condition included a working capital deficit, of about ($845,000) as compared to a deficit of approximately ($909,000) at December 31, 2004. This is a result of an increase in accounts receivable along with a decrease in deferred revenue.

      At the end of June, the Data Dialog Division had a working capital deficit of approximately ($771,000) as compared to a deficit of about ($665,000) on December 31, 2004. This is the result of current assets essentially remaining unchanged while accounts payable and other current liabilities increased.

Inflation

      Inflation rates in the United States have not had a significant impact on operating results for the periods presented.

Item 2 Controls and Procedures.

      Management continues its focus on the issue of internal control. To that end, it is continuing the process of centralizing the accounting function and developing policies and procedures that enhance the Company's internal controls Management continues to evaluate and test present measures while at the same time reviewing areas that require improvement.

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

      Collins Ink, in June 2004, obtained a judgment of $92,347 for unpaid invoices. The full amount is recorded in the financial statements of the Company. The balance at June 30, 2005 is $33,109.

      Label Source, in June 2004, obtained a judgment of $121,037 for unpaid invoices. The full amount is recorded in the financial statements of the Company. The balance at June 30, 2005 is $80,119 As payments are behind the payment plan schedule, the Company was informed that plaintiff obtained a lawyer in New York. Direct Mail agreed to pay Label Source $5,000.00 to be received on or before the 16th day of each month until the full amount is paid.

      USA Direct, in April 2004 obtained a $39,025 judgment related to a discontinued operation of the Company. This amount is fully accrued in the financial statements of the Company. In December 2004, the Company and USA Direct reached an agreement of $20,000 and a payment plan. The balance at June 30, 2005 is $10,000.

      In late June 2005, the Company received a copy of the action filed in early May 2005 in the New Jersey Superior Court, Bergen County by Brimar Industries, Inc., a supplier of Mail Mogul, Inc., for unpaid invoices, interest, reasonable attorney's fees, costs of the suit, and such other relief the Court deems just and equitable under the circumstances The amount of the claim, for unpaid invoices of $25,105.74, is fully recorded in the accounts payable of the Company. During May and June, the Company paid approximately $7,800 by check towards the unpaid invoices. The balance at June 30, 2005 is $17,286.72.

      Employees.

      In April 2003, two former TDMI employees commenced arbitration proceeding against the Company relating to their termination of employment. The employees seek damages totaling $375,789. TDMI, a discontinued subsidiary, accrued
$147,000  against  this  potential  liability.   The  Company  has  accrued  for
additional legal fees to contest the claims. In January 2005, the Company received notice from the American Arbitration Association Employment Arbitration Tribunal that reviewed the claims. Its decision was to award the claimants a total of approximately $478,000 including fees. The amount is fully accrued for in the financial statements of the Company. In April, the Company and the two former employees of TDMI executed a settlement agreement for $501,872 that includes a schedule of payments over two and half years that includes approximately $25,000 of interest. $125,000 was paid by June 30, 2005 and $25,000 was paid during July and the first half of August.

On November 11, 2004 former Mail Mogul employee Cortines S. Nila filed with the Labor Commissioner, State of California claiming unpaid commissions of $10,031.19. On July 19,2005 the company presented its case at a hearing before the Commissioners office and we are awaiting the out come at this time.

      Others

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

      Consultants

      In May the Company issued 2,000,000 shares of common stock to Chris Knapp in connection with consulting services related to communications with the investment community. These shares were valued at $9,500.

      Also in May, a consultant to the Company agreed to accept 761,839 shares of common stock with an agreed value of approximately $3,600. Mr. Freymuth provided marketing services.

      Both consultants are accredited investors who accepted those shares for their own investment and agreed to restrictions on resale placed with the Company's transfer agent and the printing of a legend on his certificate. Because of these factors, this issuance is exempt from registration under the Securities Act as not involving a public distribution under section 4(2).

      Other issues

      See Current Report on Form 8-K, filed July 5th, 2005, as amended on July 11th for details of other recent sales of securities relating to the acquisition of AdValiant Inc..

      The proceeds of all shares issued for cash were used for general business purposes.

Item 6.      Exhibits

Exhibits

Exhibit No.  Description

 31(i)       302 Certification of Chief Executive Officer
 -----       --------------------------------------------
 31(ii)      302 Certification of Chief Financial Officer
 ------      --------------------------------------------
 32(i)       906 Certification of Chief Executive Officer
 -----       --------------------------------------------
 32(ii)      906 Certification of Chief Financial Officer
 ------      --------------------------------------------

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DIALOG GROUP, INC.
Date: August 12, 2005
                                        By: /s/ Peter V. DeCrescenzo
                                            -----------------------------------
                                        Peter V. DeCrescenzo, President and
                                        Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed bellow by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                Title                      Date
---------                                -----                      ----

/s/ Peter V. DeCrescenzo        Chief Executive Officer       August 12, 2005
 ------------------------
Peter V. DeCrescenzo

/s/ Vincent DeCrescenzo         Chief Financial               August 12, 2005
-------------------------       and Accounting Officer
Vincent DeCrescenzo

                                INDEX TO EXHIBITS

Exhibit    Page
Number     Number   Description
-------    ------   --------------------------------------------

31(i)      19       302 Certification of Chief Executive Officer
31(ii)     21       302 Certification of Chief Financial Officer
32(i)      23       906 Certification of Chief Executive Officer
32(ii)     23       906 Certification of Chief Financial Officer