Form 10KSB/A
period 2004-12-31
DIALOG GROUP INC
filed 2005-10-03
CIK 1051059


                                  UNITED STATES             | This Amendment alters      |
                       SECURITIES AND EXCHANGE COMMISSION   | Items 6, 8A, and 13, the   |
                             WASHINGTON, D.C. 20549         | Notes to the Financial     |
                                                            | Statements, and the        |
                                                            | signature page and adds    |
                              REPORT ON FORM 10-KSB         | Items 9,10,11, 12, and 14. |
                              (Amendment Number 1)

(Mark one)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the year ended December 31, 2004.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from_______ to_______.

                          Commission File No. 000-30294

                               DIALOG GROUP, INC.
                 (Name of Small Business Issuer in its Charter)

           Delaware                                     87-0394290
           --------                                     ----------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)


Twelfth Floor, 257 Park Avenue South, New York, NY                                10010
----------------------------------------------------------             --------------------------
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

PART I

Item 1.  Description of Business

General

      Dialog Group, Inc. (OTCBB: DLGG) is a publicly traded corporation, headquartered at 257 Park Avenue South, 12 Floor New York, New York 10010, with offices in Valencia, California; Sunrise, Florida; and Houston, Texas. The company's two divisions, Data Dialog and Healthcare Dialog, provide a broad spectrum of proprietary and exclusive databases for healthcare, pharmaceutical, consumer and business-to-business market clients as well as traditional advertising (print, broadcast) and marketing services (broadcast, new media, and internet-based promotional venues). The company owns and/or has licensing rights to over 85 Web sites and 9 databases. The Websites are utilized by the company's Healthcare Dialog division primarily to help pharmaceutical clients reach out to patients, consumers, and healthcare professionals. The databases are the foundation of the products discussed in the data segments of the business and afford the company the opportunity to work at higher gross margins.

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

      Mail Mogul brings one-stop shopping to the small- to medium-sized mail shop industry. Its "Request for Quotes" product is this market's first online commerce center to link customers who need direct mail job quotes with mail shops and direct marketing service organizations with letter-shop capabilities. Mail Mogul helps mail shops improve their business opportunities through a total-business-solutions approach. Mail Mogul provides mail shop and corporate mailrooms with data for resale to their customers and for internal use. In addition Mail Mogul offers its customers tabs, labels, and other supplies required by mail shops.

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

      +Media's platform provides, maintains, and delivers healthcare content across a national network of local TV and Radio station's Web sites. The content
- over 15,000 text articles - has attracted millions of health information seekers to the broadcast stations' Web sites for a combined US household penetration of 80%. Here, client public relations, promotional, and educational material are blended into a seamless presentation for maximum viewer impact. To maintain repeat traffic, all features are refreshed regularly.

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

      On September 26, 2001, after a hearing, the bankruptcy court confirmed the Company's Third Amended Plan of Reorganization. The order was entered on October 11, 2001 and the Plan was declared effective on December 11, 2001. The Final Order terminating the bankruptcy was entered on October 24, 2002 The Plan provided, in part, for a one for twenty consolidation of the Company's existing Common Stock, the payment of cash to the Company's priority and secured creditors, and the issuance to its unsecured creditors of one share of common stock for each four ($4) dollars of debt. The cash needs of the plan were funded by the purchase by Mercury Group (f/k/a Cater Barnard) of 75,000 shares of common stock at four ($4) dollars per share and 2,810 shares of the Class B Preferred stock at $80 per share.

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

      Finally, during the fourth quarter of 2003, the Healthcare Dialog division sold Healthcare Horizons, Inc. to an unrelated party and, as a part of the sale, accepted access to HCH's data assets as full settlement of any inter-company obligations owed by HCH to its parent.

Competition

      In the direct marketing services, Dialog Group's Data Dialog Marketing Select product competes with large direct marketing lists providers like InfoUSA, Zapdata, or Accudata. There is also competition from off the shelf consumer directory CD-Rom products such as Delorme X-Map and Directories USA and finally from direct mail products like Amazing Mail and Modern Postcard.

      On the mail shops segment, Dialog Group's Mail Mogul unit has no direct competitor, as no one else offers the full convenience of the Mail Mogul package. The competition comes from a wide range of companies, each offering a specific product line. However, the indirect competitors are large firms, which are often Mail Mogul suppliers. Those large companies manufacture their own products, enabling them to make large margins.

      Data Dialog Digital's main competitors are InfoUSA, Targus, and Acxiom which offer consumer data for Business-2-Consumer uses and focuses on the Fortune 500 companies.

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

Licenses, Patents and Trademarks

      Healthcare Dialog owns the trademarks "que die" and "qd.online" and "IP2M".

Research and Development

      The company out sourced the development of its new Data Dialog online subscription data sales platform at a cost of approximately $152,000, which was successfully launched in the fourth quarter of 2003. In addition the quarterly data updates are outsourced as well, at annual cost in 2004 of approximately $92,000. The Digital Data Dialog platform has been enhanced to allow for a greater number of matches and incremental revenue. During the year in-house modifications of and enhancements to the company's corporate and Data Dialog websites were made. DGI reduced development resources for ongoing research, new products development, and the time being used for maintenance of the product set during the later part of 2004 as a result of its outsourcing and consolidation strategies.

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

      California Lease

      The California lease was entered into on July 2nd, 2003 and is for a term of three years and three months beginning August 1, 2003 and ending October 31, 2006. The office there consists of approximately 2,300 square feet and provides for an initial monthly rent of about $3,800 and both provides for the tenant to pay a portion of the building's operating expenses and for rent increases during the term to a maximum of $4,030 during the last year.

      Florida Lease

      The Company leases approximately 3,900 square feet of space in Sunrise, Florida for an initial aggregate annual rental of almost $40,000. The lease runs until April 2008 and provides for annual increases to almost $60,000 during the last year. The tenant is also required to pay a portion of the building's operating expenses.

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

Item 3.  Legal Proceedings

      Suppliers

      On May 30, 2003 Demkin Printing filed a complaint against Healthcare Dialog in the Supreme Court of the State of New York, New York County. The complaint sought $85,076 for printing services and attorney's fees. The Company has filed an answer and agreed to settle the claim for $69, 353. As of December 31, 2004 the balance remaining was $9,031.

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

      In June of 2004 Collins Ink Corporation filed a complaint against Mail Mogul in the Common Pleas Court of the State of Ohio, Warren County. The complaint was for printing supplies and attorney's fees. The Company has filed an answer and agreed to settle the claim for $90,000. As of December 31, 2004 the balance remaining was $43,109.

      In April 2004 USA Direct obtained a default judgment for $39,025 against Dialog Group in the Common Pleas Court of the State of Pennsylvania, York County. The Company has agreed to settle the claim for $20,000. As of December 31, 2004 the balance remaining was $15,000.00.

      On July 30, 2004 Premiere Radio Network and Healthcare Dialog reach a settlement on payables to Premiere.. Premiere sought $186,533 for radio advertising and attorney's fees. The Company agreed to settle the claim for $142,120 to be paid in twelve equal installments. As of December 31, 2004 the balance remaining was $91,590.

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

      On or about April 1, 2003, Dialog Group received a summons from a Colorado state District Court seeking enforcement of Dialog Group's termination agreement with Keith Goodman requiring the payment of money. Dialog Group is attempting to resolve this matter on the basis of the existing agreement and will retain local counsel to defend itself. The full amount due under the termination agreement has been accrued in Dialog Group's financial statements. After a Colorado court awarded Mr. Goodman a judgment, Dialog Group was able to work out a settlement totaling $47,330. As of December 31, 2004 $2,000.00 remains to be paid.

      Former Subsidiaries

      In April 2003, Dean Eaker and Bruce Biegel commenced an arbitration proceeding against Dialog Group and its former subsidiary, TDMI, relating to the termination of their employment before the American Arbitration Association in New York City. They seek monetary damages in the amounts of $258,789 and $117,000, respectively. After the end of the fiscal year, on January 17, 2005, the arbitration panel awarded $293,477 to Dean Eaker and $139,847 to Bruce Biegel. Dialog Group has initiated discussions to compromise this amount and is contemplating an appeal. The full amount of the award has been accrued on Dialog Group's books and is charged to loss on discontinued operations.

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

      With respect to the foregoing two actions, Dialog Group had previously accrued the amount of $80,000 on its books to provide for any legal costs associated with defending it against claims that it is responsible for the former subsidiaries' debts. During 2004, Dialog Group accrued and additional $100,000.00

      Immequire, LLC filed an action against Healthcare Horizons in the Superior Court of New Jersey, Morris County claiming unpaid invoices of about $54,000. In or about March of 2003 the court ruled in favor of Immequire. The full amount was accrued in the Healthcare Horizons' financial statements.

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

Item 4.  Submissions of Matters to a Vote of Security Holders

      At the Company's annual meeting held on May 20th, 2004, the shareholders elected Peter DeCrescenzo, Vincent DeCrescenzo, Sr., Adrian Stecyk, and Richard Kundrat as directors. Each received the votes of 187,771 Class B and B-1 Preferred Shares, 71 Class E Preferred Shares, and 54,242,160 Common shares. There were no negative or withheld votes. The proposed increase in the authorized number of shares of Common Stock to 200,000,000 was approved with 54,242,160 shares of Common Stock, 187,771 shares of Classes B and B-1 Preferred, and 71 shares of Class E Preferred in favor and no abstentions or negative votes.

      At the 2005 Annual Meeting, to be held on October 25th, 2005, a slate of four directors will be nominated.

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

---------------------------- ---------------------------- ----------------------

                             High Bid                     Low Bid
---------------------------- ---------------------------- ----------------------
2004
    First Quarter            $0.12                        $ 0.01
    Second Quarter           $ 0.085                      $ 0.01
    Third Quarter            $ 0.155                      $ 0.03
    Fourth Quarter           $ 0.11                       $ 0.033
---------------------------- ---------------------------- ----------------------
2003
    First Quarter            $ 0.51                       $0.15
    Second Quarter           $0.35                        $0.13
    Third Quarter            $0.35                        $0.09
     Fourth Quarter          $0.13                        $0.05
---------------------------- ---------------------------- ----------------------

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

      Dividends

      The Company has never paid cash dividends on its Common Stock. The Company presently intends to retain future earnings to finance the expansion of its business and does not anticipate that any cash dividends will be paid in the foreseeable future. The future dividend policy will depend on the Company's earnings, capital requirements, expansion plans, financial condition and other relevant factors. None of the Company's Preferred Stocks except the Class E pay any dividends. Each Class E share pays a quarterly dividend of $400; at the election of the Company, this amount may be paid in Common Stock. All of the dividends due through the end of the year were paid in stock.

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

      Class E Preferred Stock Dividends

      During the fourth quarter, the Board decided to pay three additional quarterly dividends on the Company's Class E Preferred Stock, those for the second, third, and fourth quarters of 2004, in shares of common stock. The dividends, at a rate of $400 per share per quarter, had not been paid. Pursuant to the provisions of the Class E Preferred Stock Declaration, shares of common stock, based on the average closing price for the shares during the last 20 trading days before the dividends were due, maybe paid in lieu of cash. As of the end of the fiscal year, a total of 2,839,076 shares were issued to settle $109,000 of dividends due at that time. The holders of the Class E Preferred Stock had represented themselves in writing to be accredited investors who were purchasing those shares and any shares issued as dividends for their own investment and agreed to restrictions on resale placed with the Company's transfer agent and the printing of a legend on his certificate. Because of these factors, this issuance is exempt from registration under the Securities Act as not involving a public distribution under section 4(2).

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

      Dialog Group's consolidated operations reflected in this years' financial statements include, for the purposes of this discussion, only both its remaining divisions. The consolidated results of operations for the years ended December 31, 2004 and 2003 are being presented on a pro-forma basis, which includes the results of operations of Dialog Group and its subsidiaries. These reports exclude the results of operations for the two subsidiaries which were sold before the end of the 2003 fiscal year. Management and the auditors believe these comparative results of operations are more meaningful then the actual results of operations that include operations from the date of acquisition only for the accounting acquirees and would also include the results of discontinued operations. Dialog Group's consolidated result of operations and consolidated balance sheet for both 2003 and 2004 include only remaining units.

Results of Operations

Dialog Group

Income Statement Item                          Fiscal Year 2004 Fiscal Year 2003
--------------------------------------------------------------------------------
Revenue                                            $ 7,904,000      $ 6,340,000
--------------------------------------------------------------------------------
Cost of Sales                                        3,385,000        4,393,000
--------------------------------------------------------------------------------
Operating Expenses                                   5,504,000        9,362,000
--------------------------------------------------------------------------------
Result of Operations                                  (984,240)      (7,415,000)
--------------------------------------------------------------------------------
Net Other Income                                       549,000          122,000
--------------------------------------------------------------------------------
Discontinued Operations                               (633,000)         600,000
--------------------------------------------------------------------------------
Net Result                                          (1,068,000)      (6,170,000)
--------------------------------------------------------------------------------

      Revenues for the year ended December 31, 2004 were $7,904,000 compared with $6,340,000 for the year ended December 31, 2003. The data portion of the company's business at the end of 2004 made up a greater percentage of the total than at the end of 2003. Improvement in Mail Mogul, the introduction of Data Dialog Select coupled with stronger sales of iData surveys were a primary factors. Management has not secured the capital required to pay off aged accounts payable debt and as a result the company has not been able to make timely payments to suppliers and other creditors. The result is a lack of inventory and services from these suppliers and an inadequate level of funds to effectively promote the various products in 2005. The impact of which may be lower sales in some of the division and the entire company as compared to 2004

      Costs of Sales for the year ended December 31, 2004 were $3,385,000 just under 43% of sales, compared with $4,393,000 or approximately 68% of sales in the year ended December 31, 2003. The achievement of this significant reduction in Cost of Revenue factors into the overall improvement of the company. The increase in the portion of the sales in the higher margin categories of the business and the utilization of company assets rather than relying on external sources have helped to decrease the Cost of Revenues. The gross margin for the year was about 57% compared with 32% for the same period a year ago. Costs of Revenue as a percentage should remain constant in the future. The percentage of reduction in Cost of Revenue would most likely not be realized during 2005

      Operating Expenses for the year ended December 31, 2004 was $5,504,000 compared with $9,362,000 for the same period ended December 31, 2003. The company invested in additional sales staff, in an online data delivery platform, and a more extensive marketing program in 2004. In 2003, approximately $4,500,000 was charged to loss on goodwill and fixed asset impairment.

      Losses from Operations were $984,000 for the year ended December 31, 2004 compared with $7,415,000 for the year ended December 31, 2003, an improvement of over $6,700,000. This is the result of improved margins along with a loss on goodwill and fixed asset impairment charges in 2003.

      Net Other Income was $549,000 for the year ended December 31, 2004 compared with a Net Other Income of $122,000 for the same period ended December 31, 2003. The Company's Other Income for this year included $640,000 of income arising from forgiveness of debt and settlement of additional claims for common stock offset by approximately $90,000 of interest expense. The Other Income for 2003 was $225,000 of Other Income consisting of a gain recognized due to a reduction in accounts payables and other adjustments offset by interest expense of $103,000.

      The Net Loss before inactive and discontinued operations was $435,000 for the year ended December 31, 2004 compared with $6,770,000 in the year ended December 31, 2003. After a 2004 loss on inactive operations and discontinued operations of $633,000, the overall Net Loss was $1,068,000. In 2003, there was a gain on discontinued and inactive operations of $600,000, reducing the final New Loss to $6,170,000.

      The net loss for 2004 represents an improvement of approximately $5,900,000 from the same period a year ago. This the result of approximately $4,500,000 charged to loss on goodwill and fixed asset impairment during 2003. As a result of the current operating dynamics, Management believes this kind of dollar improvement would not duplicated in 2005.

      Data Dialog Division:

Income Statement Item                    Fiscal Year 2004       Fiscal Year 2003
---------------------                -------------------------  ----------------
                                     Mail Mogul    Data Dialog  Mail Mogul Only
--------------------------------------------------------------------------------
Revenue                              $ 3,180,000   $   994,000    $ 3,061,000
Cost of Sales                          1,388,000       351,000      1,749,000
--------------------------------------------------------------------------------
Operating Expenses                     1,181,000     1,235,000      1,032,000
--------------------------------------------------------------------------------
Result of Operations                     610,000      (593,000)       280,000
--------------------------------------------------------------------------------
Net Other Income                          72,000         9,000            -0-
--------------------------------------------------------------------------------
Net Result                               682,000      (584,000)       280,000
--------------------------------------------------------------------------------

      The analysis of the Data Dialog Division focus on the business remaining after the sale of TDMI: Mail Mogul for the both 2004 and 2003 and Data Dialog 2004 only because Data Dialog did not begin operations until very late in 2003.

      Mail Mogul's annual revenue for 2004 was $3,180,000 which compared favorably to the $3,061,000 in revenue in 2003. This represents an improvement of approximately $120,000 or 3.9%. The company's efforts to increase sales of data in its mail shop channel proved successful. Mailing list sales increased more that other product lines. Additional sales staff coupled with an increased marketing effort also played an important role in the sales improvement. Revenues during 2005 may be affected by competition from addition companies looking to sell products to mail shops. One company, in particular which was formed by former employees of Mail Mogul, could take away market share from Mail Mogul. The USPS which generates leads for Mail Mogul may change the lead generating program which would impact sales. The company has not always been able to make payments in a timely manner to suppliers of consumable supplies. As a result of the limited credit available from these suppliers, Mail Mogul may have difficulty filling the demand for its consumable products.

      Data Dialog had sales of $994,000 for all of 2004. Data Dialog Marketing Specialty List sales provided the greatest proportion of the revenue for this unit with sales of the company's subscription products and packaged marketing service making up the balance The main sales lead generating source has been, and continues to be, the US Postal Service. Year to date, Data Dialog is in one of the top link placement of all merchant affiliates on USPS website, which drove a large number of referrals to the Data Dialog website.

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

      Mail Mogul's Costs of Sales was $1,388,000 for the year ended December 31, 2004, compared with $1,749,000 for the year ending December 31, 2003. As a result of the higher margin data sales contributing more to total sales in this mail shop channel, Cost of Revenue as a percentage of sales improved from 57% in 2003 to 44% in 2004

      Data Dialog's Costs of Sales for the 2004 was $351,000, about 35% of sales.

      The Operating Expenses for Mail Mogul during the year of 2004 were $1,181,000 up from the $1,032,000 of a year ago. The increase is in line with the increase in sales

      Data Dialog's Operating Expense level for the first year of 2004 was $1,300,000, of which $930,000 was for sales and marketing. The level through the end of the first full year of operations still remains high relative to sales.

      Mail Mogul's Net Income from Operations for the year ended December 31, 2004 was $610,000 compared with $280,000 for the same period in 2003. The $220,000 of internal cost transfers in 2004, which were not recorded in 2003, impacted the year - to - year comparison.

      Data Dialog's Net Loss from Operations was $649,000 for its first year, 2004. Investments made in sales staff and an online platform requires a dollar sales level above that reached during the first year in order for this group to show a profit.

      Mail Mogul's Net Profit for the year ended December 31, 2004 was $682,000 compared with a Net Income of $280,000 for the same period of 2003. 2004 Other Income for 2004 includes approximately $82,000 arising of from forgiveness of debt and settlement of additional claims for common stock less $10,000 of interest expense. The 2003 year did not have Other Income or Expenses.

      Data Dialog's annual Net Loss for 2004 was $649,000, including $9,000 of Interest Expense and $16,000 of gain on debt settlements.

      Healthcare Dialog Division

--------------------------------------------------------------------------------
Income Statement Item                          Fiscal Year 2004 Fiscal Year 2003
--------------------------------------------------------------------------------
Revenue                                             $ 3,731,000     $ 4,048,000
--------------------------------------------------------------------------------
Cost of Sales                                         1,645,000       3,121,000
--------------------------------------------------------------------------------
Operating Expenses                                      757,000       1,556,000
--------------------------------------------------------------------------------
Result of Operations                                  1,329,000        (629,000)
--------------------------------------------------------------------------------
Net Other Income                                        208,000         (40,000)
--------------------------------------------------------------------------------
Discontinued Operations                                 561,000      (1,336,000)
--------------------------------------------------------------------------------
Net Result                                            2,098,000      (2,005,000)
--------------------------------------------------------------------------------

      For the year ended December 31, 2004, the Healthcare Dialog division's total consolidated revenues were approximately $3,731,000 as compared to approximately $4,048,000 for the same period of 2003 a decrease of about $320,000. Sales of +Media were below the 2003 level as the company gave up less profitable sales included in last year's totals. A material contract from one of the company's major pharmaceutical clients may be renewed for less revenue in 2005 than it was for in 2004 which may have a material negative effect on sales in the healthcare division.

      The division's Costs of Sales was for 2004 $1,645,000, representing 44% of revenue compared with $3,121,000 and 77% of revenue for 2003. The reduction in Cost of Revenues was $1,564,000. Cost of Revenue was positively impacted by a swing in the composition of sales. Higher Cost of Revenue business classifications such as +Media and printing in nFusion made up a lower percentage of Healthcare Dialog sales and thus Cost of Revenue decreased.

      Gross Profit improvement significantly impacted operating results for 2004. Gross Profit for the year 2004 was $2,086,000, an increase of over $1,159,000 from the same period a year ago. The Gross Margin was about 56% for the year ended December 31, 2004.

      The Healthcare Dialog Division's consolidated Total Operating Expenses were approximately $757,000 for the year ended December 31, 2004. This one aspect compares favorably with the approximately $1,556,000 for the same period ended December 31, 2003 and had a significant impact on results. Operating Expenses as a percentage of sales for 2004 were 20% compared to approximately 38% for the same period a year ago. In 2003, Healthcare expenses included the salaries of executives that in the same period in 2004 are charged to Dialog Group directly. In addition, Healthcare rent in the first year of 2004 was reduced from 2003 as a result of the relocation of the Houston office and the expense related to the rent for offices in New York City being shared with Dialog Group.

      For the year ended December 31, 2004, this division's consolidated Net Income from Operations was over $1,329,000. This represents an improvement from the Net Loss from Operations of $629,000 in the same period ending December 31, 2003 of almost $2,000,000. Despite a decrease in sales, this division was able to improve Net Income from Operations as a result of a reduction in the Cost of Revenue and a reduction in actual expenses including a reduction in the number of employees, coupled with expenses being moved to Dialog Group corporate and a decrease in depreciation along with approximately $88,000 arising from inter-company cost allocations.

      2004 Other Income of $208,000 consisted of the net of $40,000 of Interest Expense and $248,000 of income arising from forgiveness of debt. 2003 Other Expense of $40,000 consisted of over $80,000 of Interest Expense offset by 39,000 of Other Income.

      The division's Net Profit from continuing operations for 2004 was $1,537,000. After a charge of $561,000 for gains on discontinued operations, the 2004 Net Profit for the 2004 year was $2,098,000. The division's 2003 Net Loss from continuing operations was $669,000. After a charge of $1,336,000 for losses on discontinued operations, the 2003 Net Loss was $2,005,000.

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

      On December 31, 2004, the Healthcare Dialog Division's financial condition included a working capital deficit, of about ($909,000) as compared to a deficit of approximately ($1,311,000) at December 31, 2003. This improvement of approximately $400,000 is the result of a reduction in the level of accounts receivable offset by reductions in accounts payables along with accrued expenses.

      At the end the year, the Data Dialog Division had a working capital deficit of approximately ($665,000) as compared to a deficit of about ($716,000) on December 31, 2003. This improvement of approximately $51,000 is the result of a reduction in accounts receivable offset with a reduction in accounts payable.

      During the 4th quarter of 2004, the company's short-term liabilities were reduced by approximately $217,000 as a result of forgiveness of debt along with conversion of debt to equity. This is in addition to approximately $312,000 as a result of forgiveness of debt along with a favorable settlement agreement with a former employee of IP2M, Inc. during the third quarter of 2004.

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

Known Trends

      Healthcare

      Two significant trends continue to influence Healthcare Marking. The first is the marketing of prescription medication directly to the patient. In addition to enabling the patient to better understand the medication they are using it offers the patients choices which they can discuss with their physician. The second trend is the utilization of the internet to educate healthcare professionals, patients and consumers about not only health related topics, but the internet offers healthcare marketers an additional opportunity to promote prescription and over the counter products to these groups as well. Both of these trends should prove beneficial and provide sales opportunities for Healthcare Dialog and iData.

      Data
      Privacy regulations and concerns continue to grow and affect the methods of operation for all data suppliers. The costs of complying with these regulations are an added expense and fines for non-compliance can be significant and may increase in the future. In addition the trend towards collecting data using new technologies continues to increase. The internet as a vehicle for collecting data continues to grow while the methods improve every year. Computerized telephone surveys have begun to replace tradition methods like paper surveys and live operators taking information over the phone. The trend towards new technology has and should continue to reduce the expenses relating to data capture.

      Inflation

      Inflation rates in the U.S. have not had a significant impact on operating results for the periods presented.

      Internal Control Issues

      Internal controls have been a major focus of the management team. Considerable effort has been made to centralize the company's financial operation and to insure that positions in this sector are filled by individuals whose talents and skills are appropriate to the needs of the business. In February 2004 a consultant was hired to help identify the needs and the remaining controls weaknesses. In addition at year end, new staff from our outside auditors have been assigned to provide a more objective assessment of those areas were controls must be further tightened

Item 7. Financial Statements.

      The required financial statements commence on page F-1.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not applicable.

Item 8A Controls and Procedures.

      The Company evaluated, under the supervision and with the participation of the Company's management (including its chief executive officer and with its chief financial officer), the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).

      Based upon their evaluation of such disclosure controls and procedures, the Company's chief executive officer and chief financial officer have concluded such controls were effective as of December 31, 2004, are operating as designed and will alert them on a timely basis to any material information relating to the Company required to be included in the Company's periodic SEC filings.

Item 8B Other Information

      None

                                    Part III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors

The following sets forth information about each nominee for election at this Annual Meeting and the Company's other executive officers.

Peter V. DeCrescenzo (55) Nominee for Director, Director, President of the Company, and Chief Executive Officer since March 2003 and Chairman of the Board since April 2003.
         He has served as Chief Executive Officer and President of the Company since its acquisition of HealthCare Dialog on March 2003. In April 2004, Mr. DeCrescenzo was elected to the board of NuVim, Inc. a company of which Mr. Kundrat, a director of Dialog Group and a candidate for re-election serves as Chairman and CEO. From November 2000 until the acquisition, Mr. DeCrescenzo served as President, Chief Executive Officer, and a director of HealthCare Dialog where he headed its strategic and creative services group and its interactive group. Before HealthCare Dialog was organized, Mr. DeCrescenzo was the founding partner of PVD and Partners, a full-service healthcare marketing communications agency. He was also senior vice president and partner at MD Direct, a healthcare marketing communications company specializing in direct marketing to physicians and consumers, where he developed Patient Select, the first and largest direct-to-consumer database of its kind. MD Direct was later acquired by Carlson Marketing. Peter DeCrescenzo's healthcare marketing career began at Sterling Drugs, where he held positions in sales, promotional services, and group brand management. After 14 years with Sterling Drugs, he joined American Home Products Corporation as director of marketing for Ayerst Labs. From American Home Products, he joined Sandoz Pharmaceuticals as product marketing director. Peter DeCrescenzo left Sandoz to become a partner at MD Direct.

Vincent DeCrescenzo, Sr. (60) Nominee for Director, Director, Executive Vice-President of the Company, Chief Operating Officer, and Chief Financial Officer since March 2003
         He has served as Chief Operating Officer and Executive Vice-President of the Company since its acquisition of HealthCare Dialog on March 2003. Prior to that he served as Chief Operating Officer and a director of HealthCare Dialog since November 2000 where he lead the production services organization. Before joining Healthcare Dialog, Mr. DeCrescenzo was the Chief Operating Officer of PVD and Partners and of four spin-off companies. Vincent DeCrescenzo worked for Bradlees Discount Stores for over a decade beginning in 1980, starting as a single unit store manager and progressing to Regional Vice President for New England and membership in the Bradlees Operating Committee. As Regional Vice President, he had full profit and loss responsibility for 50 stores, over $500,000,000 in sales, and a store population that peaked at over 10,000 employees.

Adrian Stecyk (45) Nominee for Director, Director of the Company since December 2001.
         From December 2001 until March 2003 he served as the Company's President. He is the Chief Executive Officer and Director of Griffin Securities plc, a US based investment banking and NASD registered brokerage firm and has served in that position since 1997. He has been a director of Griffin Group plc since July 2000. Mr. Stecyk has a B.S. in Engineering and M.B.A. from Boston University. From 1980 to 1986, Mr. Stecyk was member of the Technical Staff at Charles Stark Draper Laboratory, a technology research and development company. Mr. Stecyk co-founded Griffin Capital Management Corp., a registered Investment Advisor, where he was responsible for asset management and investment advisory services to major institutions.

Richard P. Kundrat (62) Nominee for Director, Chairman and Chief Executive Officer of NuVim, Inc., Director of the Company since May, 2003.

         Mr. Kundrat is presently the Chairman and Chief Executive Officer of NuVim, Inc. NuVim, headquartered in Paramus, NJ. NuVim is a marketing, production, and distribution company with its roots in 40 years of biological clinical research and development. Before that he had 27 years of service with the Unilever Corporation from which he retired in 1996 as General Manager and Vice President. In 1996, he founded the business management firm of Kundrat Associates, Inc.

John Hand QC (57) Nominee for Director, Chairman and Chief Executive Officer of Elite Strategies plc.

         Mr. Hand is Chairman and a director of Elite Strategies plc, a company listed on the Alternative Investment Market in London. Elite is an investment company currently investing in a company specializing in the supply of media technology to the retail sector. He is also the Chairman of and a director of The Health Group Limited, a private health care company, in which Pearl Street Holdings plc has an investment. Mr. Hand is also a director of Pearl Street Holding plc.

         Mr. Hand is by profession a practicing barrister. He has been a Queen's Counsel since 1988 and has appeared in all the major English and European Courts. He also has been a Recorder, a part time local judge, since 1991 and has served as a President of the Mental Health Review Tribunal since 2000.

Peter Bordes, Jr. (42) Nominee for Director, Chairman and Chief Executive of Empire Media, Inc.

         Peter A. Bordes, Jr. is a founder, co CEO and chairman of the board of Empire Media Inc., a publishing, marketing and technology enterprise based in New York. Empire currently publishes the monthly business publication "Empire", the magazine of business innovation and operates Mighty 7 Networks an interactive lead generation and email delivery/marketing company and Onefn, interactive media, email and list management company that specializes in representing financial publishers Empire Media also manages events, electronic marketing, e-commerce, web development and business development. Empire is also an owner and founder of www.find.com, a partnership between Empire and www.finsvp.com, creating the first "True Business Search" engine.
         Prior to founding Empire Media, Mr. Bordes was a founder and partner of Eworks inc., a New York based media and technology accelerator. Bordes has spent much of his career in banking and venture capital, and was founder of Mason Cabot investment bank. Mr. Bordes is a founder, investor and board member of LiquidXS.com www.liquidxs.com and www.dealsafari.com, B2B and B2C companies that liquidate excess inventories of high end consumer goods. He serves on the board of as Mode 11 an interactive broadcast Technology Company, Intellibank, a web based enterprise solution,. Northstar software, an enterprise asset management software solution, and www.jiwire.com, a online hotspot directory. He is also an owner and Chairman of the Board of Roomlinx, Inc., a Wifi high-speed wireless, broadband, and VOIP provider for the hospitality industry.

Peter DeCrescenzo and Vincent DeCrescenzo are brothers. The Company knows as of no other family relationships among its senior leadership.

Control Persons

      On the record date, Peter V. DeCrescenzo, President, Chief Executive Officer, and a Director of the Company, controlled, directly or indirectly, 103,795 shares Class B-1 Preferred Stock, constituting about 40% of the outstanding Class B-1 Preferred Shares (about 34% of all Class B preferred shares as a group), 24 shares of the outstanding Class E Preferred Stock, constituting about 24 % of the outstanding Class E Shares, and 43,109,887 shares of Common Stock, constituting about 27 % of the outstanding Common Shares. In the aggregate, Mr. DeCrescenzo holds about 14.6% of the total voting shares.

      In April 2005, Pearl Street Holdings plc, an English company controlled by Stephen Dean and Vince Nicholls lent Dialog Group $550,000 and purchased $555,000 of the Company's Convertible Notes from the Griffin Crossover Fund, LLC. These shares are convertible into 110,500,000. Pearl could own, after conversion of all its notes, almost 41% of the Dialog Group common stock, representing about 25 % of the total voting shares. At that time, Pearl, and its directors and officers, Stephen Dean and Vince Nichols, would be included in the control group of Dialog Group. Dialog Group's current Board of Directors had nominated John Hand, the person designated by Pearl for election as a director at the October 25th, 2005 annual meeting and have agreed to continue to elect him or another Pearl designee so long as Pearl Street Holdings owns or can obtain on exercise of instruments already owned at least twenty-five percent of the fully diluted common stock of Dialog Group.

      On June 30, 2005, Dialog Group consummated a merger between its wholly owned subsidiary and a US company which owned all of the equity of AdValiant, Inc., an Ontario corporation. As a result, the owners of AdValiant will have the right to receive up to approximately 336,685,584 shares of Dialog Group common stock if certain goals are met. AdValiant shares which are exchangeable for 252,514,188 of the shares of Dialog Group common stock remain in escrow until they are earned. The remain AdValiant shares, exchangeable for 84,171,396 shares of Dialog Group common stock, have been issued to Empire Media, Inc. which owns one-half of AdValiant USA and Mssrs. Manhas and Wise, who each own a quarter of AdValiant USA. As a result, Peter Bordes, the controlling person of Empire Media, and Matt Wise and Jivan Manhas will all be deemed to have joined the control group of Dialog Group. Dialog Group's current Board of Directors had nominated Peter Bordes, the person designated by the AdValiant shareholders for election as a director at the October 25th, 2005 annual meeting and has agreed to continue to elect him or another person designated by the AdValiant shareholders at the 2006 and 2007 annual meetings. ..

Audit Committee and Code of Ethics

            Because of a lack of independent directors, the board has utilized small committees to oversee some of the areas usually assigned to a standing committee. All actions of the small committees are reviewed and approved by the board. Mr. Kundrat heads the small committee assigned to oversee the relationship with the auditors and Mr. Stecyk heads the compensation small committee.

            The audit committee has neither a charter nor an independent financial expert. The Company has not been able to attract an independent financial expert to serve on its audit committee because of its financial instability and the lack of sufficient Directors' and Officers' Liability Insurance.

      In addition, the Company has not adopted a Code of Ethics for its principal officers for many of the same reasons. This is a small business and the lack of independent directors for the reasons set forth above and the costs associated with the drafting and approval of a Code make the casts of adoption exceed the benefits.

Section 16(a) Beneficial Owners

      Under Section 16(a) of the Securities Exchange Act of 1934, the Company's directors, executive officers, and beneficial holders of more than 10% of the Company's Common Stock are required to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based on our records and other information, the Company believes that during FY 2004 and to date in 2005, Peter DeCrescenzo and Vincent DeCrescenzo, executive officers and directors, failed to file forms 4 or 5 for the acquisitions below. No shares were sold. During December 2003 and March 2004, Peter DeCrescenzo made gifts of 410,000 shares. In September of 2005, he made additional gifts totaling 260,000. As of the date hereof, both Peter DeCrescenzo and Vincent DeCrescenzo, Sr.have filed his forms.

                                Date                         Class of Shares              Number of Shares
                                ----                         ---------------              ----------------
Name
----
Peter DeCrescenzo               March 2004                   Common                       200,000
                                May 2004                     Common                       301,627
                                May 2004                     Options to purchase Common   200,000
                                June 2004                    Common                       3,983,937
                                December 2004                Convertible Note             $50,000
                                January 2005                 Common                       759,484
                                March 2005                   Common                       17,153,846
                                April 2005                   Convertible Note             $100,000
                                June 2005                    Common                       320,000
                                July 2005                    Common                       475,000
Vincent DeCrescenzo
                                May 2004                     Common                       25,136
                                May 2004                     Options to purchase Common   250,000
                                June 2004                    Common                       2,932,147
                                December 2004                Convertible Note             $30,000
                                January 2005                 Common                       63,290
                                March 2005                   Common                       8,292,308

      Richard Kundrat, a director, did not file a Form 3 until January 18, 2005 although he had become a director in 2003. His form showed his acceptance of a total of 2,211,765 shares as compensation for his service as a director and the grant to him of options to purchase 300,000 shares of common stock.

Item 10  Executive Compensation

Executive Officer Employment Agreements

      The Company has employment contracts with both of its Executive Officers, Peter DeCrescenzo, who serves as President and CEO, and Vincent DeCrescenzo, Sr., who serves as Chief Operating Officer and CFO. The agreements, initially signed in February 2003, when Healthcare Dialog was acquired, provided for annual salaries of $250,000 and $150,000, respectively, for the initial term ending December 31, 2004. The agreements provide for an annual bonus of up to 25% of the base salary if the executive meets performance goals fixed annually by the Board of Directors; both executives agreed to waive these bonus provisions with respect to 2004 results. In addition both executives agreed to reduce their 2005 salary compensation to $150,000 and $85,000, respectively. They received 10,000,000 and 6,500,000 shares of common stock for this concession.

      At the end of each term, the agreements provide for automatic annual renewals (including a cost of living increase of at least the increase in the Consumer Price Index) or, if not renewed, for the payment of one year's additional salary. The agreements provide for the Company's standard benefits and fringes and as well as automobile allowances, health insurance and other insurance benefits, health club access, and a housing allowance or access to apartments leased by the Company for the executives' use.

Compensation

      The following table sets forth a summary of all compensation awarded to, earned by or paid to, the Company's Chief Executive Officer and the other executive officers of the Company whose compensation exceeded $100,000 per annum for services rendered in all capacities to the Company and its subsidiaries during Fiscal Years ended December 31, 2004, December 31, 2003, and December 31, 2002. Data with respect to Peter V. DeCrescenzo, Vincent DeCrescenzo, and Cindy Lanzendoen includes compensation received from Healthcare Dialog prior to its acquisition.

                           SUMMARY COMPENSATION TABLE

------------------------------- ----------- ---------------------------------------------- --------------------------------

                                                         Annual Compensation                      Long Term Awards
------------------------------- ----------- ---------------------------------------------- --------------------------------
                                                                                               Securities
Name and                          Fiscal                                   Other Annual        Underlying      All other
Principal Position                 Year           Salary         Bonus   Compensation ($)       Options       Compen-sation
-------------------------------- ---------- ------------------- -------- ------------------ ----------------- -------------

Peter V. DeCrescenzo,              2004     $206,351(2)           -0-       $79,405(4)          200,000           -0-
Director, Chairman, President,
and Chief Executive Officer(1)     2003     $120,868(3)           -0-       $43,050             200,000           -0-

                                   2002     $113,800              -0-         -0-                 -0-             -0-

-------------------------------- ---------- ------------------- -------- ------------------ ----------------- -------------

Vincent DeCrescenzo, Sr.,          2004     $124,432(6)           -0-       $37,384(8)          250,000           -0-
Director,  Executive Vice
President, and Chief Operating     2003     $ 81,768(7)           -0-       $12,493             250,000           -0-
Officer(5)
                                   2002     $136,500              -0-         -0-                 -0-             -0-

-------------------------------- ---------- ------------------- -------- ------------------ ----------------- -------------

Cindy Lanzendoen,  5% holder       2004     $117,971(10)          -0-       $32,722(12)         150,000           -0-
and administrative head of the
HealthCare Dialog Division(9)      2003     $102,537(11)          -0-       $32,959             150,000           -0-

                                   2002     $136,500              -0-         -0-                 -0-             -0-
-------------------------------- ---------- ------------------- -------- ------------------ ----------------- -------------

      Option Grants in the Last Fiscal Year

      All option grants and plans predating the effective date of the Plan of Reorganization in December 2001 were cancelled by the Plan.


----------
(1) Mr. Peter DeCrescenzo was elected to these positions effective March 1, 2003. All compensation shown was paid by HealthCare Dialog, Inc. prior to its acquisition by the Company on that date.
(2) Only $141,484 was paid in cash; the balance is the value of the common stock and the initial principal amount of a long term note issued for accrued wages and a remaining year end accrual of $12,500. In addition, Mr. DeCrescenzo has accumulated $24,038 of accrued vacation.
(3) Only $88,542 was actually paid. The balance was accrued.
(4) This includes $17,300 for automobile expenses, $19,802 for living expenses in New York City, 7,624 for health club membership, and $14,740 for life insurance premiums, $8,022 for health insurance premiums, and $4,000 as the fair market value of housing provided.
(5) Mr. Vincent. DeCrescenzo was elected to these positions effective March 1, 2003. All compensation shown was paid by HealthCare Dialog, Inc. prior to its acquisition by the Company on that date.
(6) Only $85,432 was paid in cash; the balance is the value of the common stock and the initial principal amount of a long term note issued for accrued wages and a remaining year end accrual of $7,500. In addition, Mr. DeCrescenzo has accumulated $14,423 of accrued vacation.
(7) Only $53,125 was actually paid. The balance was accrued.
(8) This includes $10,852 for life insurance premiums, $802 for health insurance premiums, $1,109 for health club membership, $621 for automobile expenses, and $24,000 as the fair market value of housing provided.
(9) Ms. Lanzendoen was elected to these positions effective March 1, 2003. All compensation shown was paid by HealthCare Dialog, Inc. prior to its acquisition by the Company on that date.
(10) Only $86,471 was paid in cash; the balance is the value of the common stock and the initial principal amount of a long term note issued for accrued wages.
(11) Only $53,125 was actually paid. The balance was accrued.
(12) This includes $18,011 for automobile expenses, $453 for a health club membership and $14,258 for life insurance premiums.

      In January 2002, the Board of Directors adopted the 2002 Employee Stock Option Plan (the "Option Plan"). The Plan was approved by the Company's stockholders in November of 2002 and modified to increase the number of shares subject to option from 5,000,000 to 10,000,000 at the shareholders meeting in May, 2003.

      When the Company acquired TDMI, it granted options to purchase 189,945 shares of its Common Stock to replace those then held by TDMI's officers and employees to purchase TDMI shares. Since then, the options for 141,898 shares have expired or been terminated On March 1, 2003, the effective date of the IP2M merger, the Company, as required by its agreement with IP2M, issued options to purchase 320,400 shares Common Stock. The exercise price was fixed at $0.25. As of March 31, 2005, options to purchase 298,224 of these shares have terminated.

      On April 18, 2003, options not covered by the Option Plan to purchase up to 20,000,000 were granted to a consultant, Mark Neuhaus, at a purchase prices to be determined in accordance with his consulting agreement. Mr. Neuhaus immediately exercised a part of his option and purchased 400,000 shares for $100,000. Pursuant to his consulting agreement, Mr. Neuhaus received an additional 60,000 shares in May 2003. In November 2004, Mr. Neuhaus exercised his option to purchase and additional 3,333,333 shares of common stock. He has paid only $67,500 towards his obligation of $200,000 for these shares. The Company has commenced an action to collect the remaining amount.

      On May 20, 2004, Options to purchase 1,725,000 shares we granted to Directors, Executive Officers, Officers, and key employees and consultants at an option price of $0.036. 1,475,000 remained outstanding as of September 30, 2005.

Option Grants in the Last Fiscal Year

      The following table sets forth information concerning options granted to the executive officers named in the table during fiscal 2004. No stock appreciation rights were granted.

------------------------------------- --------------------- ------------------ --------------- ---------------------

                Name                       Number of        Percent of total   Exercise Price     Expiration Date
                                           securities        options granted
                                       underlying options    to employees in
                                                               fiscal year
------------------------------------- --------------------- ------------------ --------------- ---------------------

Peter V. DeCrescenzo                       200,000(1)            11.6 %            $0.036           May 19, 2009
------------------------------------- --------------------- ------------------ --------------- ---------------------

Vincent DeCrescenzo, Sr.                   250,000(1)            14.5 %            $0.036           May 19, 2014
------------------------------------- --------------------- ------------------ --------------- ---------------------

Cindy Lanzendoen                           150,000(1)             8.7 %            $.036            May 19, 2014
------------------------------------- --------------------- ------------------ --------------- ---------------------

     1. One-third of these options were exercisable immediately upon grant, the balance are exercisable one-third on June 1, 2006 and one-third on June 1, 2007.

Option Exercises and Holdings

      The following table sets forth certain information relating to option exercises effected during Fiscal 2004, and the value of options held as of such date by the executive officers named in the table during fiscal 2004:

     AGGREGATE OPTION EXERCISES FOR FISCAL 2004
     AND YEAR END OPTION VALUES

---------------------------- ------------------ -------------- ----------------------- -----------------------
                                                               Number of Unexercised        Value(1) of
                                                                     Options at             Unexercised
                                                               December 31, 2004 (#)        In-the-Money
                                                                                             Options at
                                                                                       December 31, 2003 ($)
---------------------------- ------------------ -------------- ----------------------- -----------------------

               Name           Shares Acquired     Value ($)         Exercisable/            Exercisable/
                                on Exercise      Realized(2)       Unexercisable           Unexercisable
---------------------------- ------------------ -------------- ----------------------- -----------------------
Peter V. DeCrescenzo                -0-              -0-          199,999/200,001               -0-
---------------------------- ------------------ -------------- ----------------------- -----------------------

Vincent DeCrescenzo, Sr.            -0-              -0-          249,999/250,001               -0-
---------------------------- ------------------ -------------- ----------------------- -----------------------

Cindy Lanzendoen                    -0-              -0-          150,000/150,000               -0-
---------------------------- ------------------ -------------- ----------------------- -----------------------

1 Total value of unexercised options is based upon sales of the Common Stock as reported by the over-the-counter Bulletin Board at $ 0.0375 on December 31, 2004.
2 Value realized in dollars is based upon the difference between the fair market value of the Common Stock on the date of exercise, and the exercise price of the option.

Directors' Compensation

The members of the Board of Directors who are Company officers received no additional compensation for their attendance at meetings or other performance of their duties as directors. In 2003, the Company agreed to pay Mercury Group (formerly known as Cater Barnard) (pound)2,000 per month for each director it appoints, then two, currently one. Mercury Group will compensate its directors for their services to the Company. As of May 28, 2003, Mercury Group exchanged its right to receive payment for its director's services for 288,000 shares of common stock. Until May, 2005, Mr. Stecyk was covered by this provision. Mercury's right to name a director has expired.

For the 2003-2004 term, each director who is not an officer of the company agreed to accept 211,765 shares of common stock in lieu of an annual payment of $36,000.

At the May 2004 annual meeting of directors, Mr. Kundrat, the director who is neither appointed by Mercury Group nor a Company officer agreed to accept 2,000,000 shares of common stock and four quarterly payments of $5,000 for his board service through May 2005.

Pursuant to the Option Plan, each non-officer director receives each year an option to purchase 100,000 shares of the common stock at the closing price on the date of the annual meeting. In addition, each committee chair and the chair of the designated option committee receives an option to purchase 50,000 shares at the same price. The proposed amendments to the Plan presented in Item five of this meeting will change the automatic grants to 40,000 shares for outside directors in 2005 and 20,000 thereafter and 20,000 for committee chairs in 2005 and 10,000 thereafter.

All directors are reimbursed for their expenses associated with their performance.

Item 11 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Common Stock Ownership by Directors and Executive Officers

         The following table sets forth information, as of October 3, 2005, with respect to the beneficial ownership of the Company's Common Stock by (a) the present executive officers and directors and nominees for Director of the Company and (b) the present directors and officers of the Company as a group. Unless otherwise noted, the shares are owned directly or indirectly with sole voting and investment power.

------------------------------------------------------ ----------------------------- -------------------

        Name and Address of Beneficial Owner               Amount and Nature of       Percent of Class
                                                         Beneficial Ownership (1)           (1)
------------------------------------------------------ ----------------------------- -------------------
Peter V. DeCrescenzo
257 Park Avenue South                                          65,261,679 (2)              14.6%
New York, NY 10010
------------------------------------------------------ ----------------------------- -------------------
Vincent DeCrescenzo
257 Park Avenue South                                          19,493,086 (3)              4.4 %
New York, NY 10010
------------------------------------------------------ ----------------------------- -------------------
Adrian Stecyk
17 State Street                                                   355,000 (4)                * %
New York, New York 10021
------------------------------------------------------ ----------------------------- -------------------
Richard P. Kundrat
39 Flaming Arrow Road                                           2,511,765 (5)                * %
Mahwah, New Jersey 07430
------------------------------------------------------ ----------------------------- -------------------
John Hand, QC
Hilden Park House, 79 Tunbridge Road                                 0                       * %
Hildenborough, Kent, England TN119BH
------------------------------------------------------ ----------------------------- -------------------
Peter Bordes
151 Lafayette Street, 2nd Floor                                42,883,000 (6)              9.6 %
New York, NY 10013
------------------------------------------------------ ----------------------------- -------------------

All present officers and directors                            198,707,482 (7)              44.4%
 as a group (13 persons)
------------------------------------------------------ ----------------------------- -------------------

      * Less than one percent

(1) All numbers include 84,171,396 shares of common stock issuable to the holders of the exchangeable shares of AdValiant, Inc., the Ontario corporation, 12,234,320 shares issuable upon conversion of the Class B and B-1 Preferred Stock, 8,291,634 shares issuable upon conversion of the Class E Preferred Stock, 134,904,500 shares issuable upon conversion of convertible notes, and 6,719,140 shares issuable upon exercise of warrants or options but do not reflect approximately 121,406 shares to which creditors are entitled under the Plan of Reorganization which have not been claimed and 252,514,188 issuable upon exchange of AdValiant exchangeable share now held in escrow. They are based upon information furnished to the Company by the security holders or obtained from the stock transfer books of the Company. Other than indicated in the notes, the Company has been informed that these persons have sole voting and investment power with respect to their shares. Certain options disclosed hereunder may not have been fully vested as of the date of this report.
(2) This includes 43,109,887 shares of Common Stock now held by Mr. DeCrescenzo personally and by retirement trusts for him and his spouse, 4,151,800 shares of Commons Stock issuable upon conversion of 103,795 shares Class B-1 Preferred, 1,999,993 issuable upon conversion of 24 shares of the Class E Preferred Stock, and 16,000,000 shares issuable upon the exercise of convertible notes, warrants, and employee stock options.

(3) This includes 14,786,661 shares of Common Stock now held and 664,760 shares of Common Stock issuable upon conversion of 16,619 shares Class B-1 Preferred, 416,665 issuable upon conversion of 5 shares of the Class E Preferred Stock, and 3,625,000 shares issuable upon the exercise of convertible notes, warrants, and employee stock options.
(4) Does not include any shares held by the companies of which Mr. Stecyk is an officer or director but does include 350,000 shares issuable to him upon the exercise of stock options.
(5) Does not include any shares held by the companies of which Mr. Kundrat is an officer or director but does include 300,000 shares issuable to him upon the exercise of stock options.
(6) This includes 123,461 shares of common stock held of record and 638,961 shares held in street name, all personally owned by Mr. Bordes, 34,880 shares of common stock issuable to Mr. Bordes upon conversion of 872 shares of Class B-1 Preferred Stock owned by him and 42,083,698 shares of common stock issuable to him upon exchange of the AdValiant exchangeable shares but excludes 126,257,094 issuable upon exchange of AdValiant exchangeable share now held in escrow.
(7) This includes 78,775,689 shares of Common Stock now held and 6,385,080 shares of Common Stock issuable upon conversion of 159,627 shares Class B-1 Preferred, 4,208,317 shares issuable upon conversion of 51 shares of the Class E Preferred Stock, 25,167,000 shares issuable upon the exercise of convertible notes, warrants, and employee stock, and 84,171,856 shares of common stock issuable to the holders of the exchangeable shares of AdValiant, Inc., the Ontario corporation, but excludes 252,514,188 issuable upon exchange of AdValiant exchangeable share now held in escrow.

Principal Holders of Common Stock.

      The following table sets forth information, as of October 3, 2005 with respect to the beneficial ownership of the Company's Common Stock by each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company's outstanding Common Stock

---------------------------------------------------- ------------------------------- -------------------

       Name and Address of Beneficial Owner               Amount and Nature of        Percent of Class
                                                        Beneficial Ownership (1)            (1)
---------------------------------------------------- ------------------------------- -------------------
Peter V. DeCrescenzo
257 Park Avenue South                                         65,261,679 (2)               14.6%
New York, NY 10010
---------------------------------------------------- ------------------------------- -------------------
Peter Bordes
151 Lafayette Street, 2nd Floor                               42,883,000 (3)                9.6%
New York, NY 10013
---------------------------------------------------- ------------------------------- -------------------
Jivan Manhas
2 St. Clair Avenue East, Suite 800                            21,042,844 (4)                4.7%
Toronto, Ontario Canada M4T 2T5
---------------------------------------------------- ------------------------------- -------------------
Matthew Weis
2 St. Clair Avenue East, Suite 800                            21,042,844 (5)                4.7%
Toronto, Ontario Canada M4T 2T5
---------------------------------------------------- ------------------------------- -------------------
Vincent DeCrescenzo
257 Park Avenue South                                         19,493,086 (6)                4.4%
New York, NY 10010
---------------------------------------------------- ------------------------------- -------------------

(1) All numbers include 84,171,396 shares of common stock issuable to the holders of the exchangeable shares of AdValiant, Inc., the Ontario corporation, 12,234,320 shares issuable upon conversion of the Class B and B-1 Preferred Stock, 8,291,634 shares issuable upon conversion of the Class E Preferred Stock, 134,904,500 shares issuable upon conversion of convertible notes, and 6,719,140 shares issuable upon exercise of warrants or options but do not reflect approximately 121,406 shares to which creditors are entitled under the Plan of Reorganization which have not been claimed and 252,514,188 issuable upon exchange of AdValiant exchangeable share now held in escrow. They are based upon information furnished to the Company by the security holders or obtained from the stock transfer books of the Company. Other than indicated in the notes, the Company has been informed that these persons have sole voting and investment power with respect to their shares. Certain options disclosed hereunder may not have been fully vested as of the date of this report.
(2) This includes 43,109,887 shares of Common Stock now held by Mr. DeCrescenzo personally and by retirement trusts for him and his spouse, 4,151,800 shares of Commons Stock issuable upon conversion of 103,795 shares Class B-1 Preferred, 1,999,993 issuable upon conversion of 24 shares of the Class E Preferred Stock, and 16,000,000 shares issuable upon the exercise of convertible notes, warrants, and employee stock options.
(3) This includes 123,461 shares of common stock held of record and 638,961 shares held in street name, all personally owned by Mr. Bordes, 34,880 shares of common stock issuable to Mr. Bordes upon conversion of 872 shares of Class B-1 Preferred Stock owned by him and 42,083,698 shares of common stock issuable to him upon exchange of the AdValiant exchangeable shares but excludes 126,257,094 issuable upon exchange of AdValiant exchangeable share now held in escrow.
(4) This includes 21,042,844 shares of common stock issuable upon exchange of AdValiant, Inc. exchangeable shares but excludes 63,128,547 shares issuable upon exchange of AdValiant exchangeable shares now held in escrow.
(5) This includes 21,042,844 shares of common stock issuable upon exchange of AdValiant, Inc. exchangeable shares but excludes 63,128,547 shares issuable upon exchange of AdValiant exchangeable shares now held in escrow.
(6) This includes 14,786,661 shares of Common Stock now held and 664,760 shares of Common Stock issuable upon conversion of 16,619 shares Class B-1 Preferred, 416,665 issuable upon conversion of 5 shares of the Class E Preferred Stock, and 3,625,000 shares issuable upon the exercise of convertible notes, warrants, and employee stock options.

Securities authorized for issuance under equity compensation plans.

------------------------------- ---------------------------- ---------------------------- ----------------------------
                                Number of securities to be    Weighted-average exercise      Number of securities
                                  issued upon exercise of       price of outstanding       remaining available under
                                   outstanding options,         options, warrants and      equity compensation plans
                                    warrants and rights                rights                (excluding securities
                                                                                              reflected in column
        Plan Category                     (a)                            (b)                           (a)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity    compensation   plans           3,462,540                     $0.154                      6,537,460
approved by security holders
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity  compensation plans not             None                         None                         None
approved by security holders
------------------------------- ---------------------------- ---------------------------- ----------------------------
Total                                    3,462,540                     $0.154                      6,537,460
------------------------------- ---------------------------- ---------------------------- ----------------------------

Item 12. Certain Relationships and Related Transactions

2004 Transactions

Class E Preferred Dividends

      Each Class E preferred share pays a quarterly dividend of $400, which Dialog Group may elect to pay in Common Stock. During 2004, the Dialog Group issued shares of common stock in lieu of paying cash dividends for the last quarter of 2003 and all four quarters of 2004. A total of 1,458,798 shares of common stock were issued to Peter DeCrescenzo, Vincent DeCrescenzo, Sr., Ms. Lanzendoen, and retirement trusts for their benefit.

Apartment Rentals

      During 2004, the Company rented one executive apartment for the entire year and one apartment until March, 2004 from Verdi Realty, a company controlled by the DeCrescenzo brothers. During the fiscal year, the Company paid a total of $26,900 in rent for twelve months occupancy of one of these apartments and 3 months in the other. This is believed by management to be below the current marked price for these units. In March, one apartment was sold. Since then, Mr. Peter DeCrescenzo has received a monthly living allowance to replace the apartment previously provided to him

Debt Conversions

      In June 2004, certain creditors of Dialog Group and its subsidiaries agreed to settle the remaining parts of their claims for 19,336,019 shares of common stock. At the time of settlement, this common stock was valued at an aggregate of $19,336 due to the restrictions on resale and the size of the blocs relative to the capacity of the market. The creditors included Peter DeCrescenzo ($79,679 forgiven, 3,983,937 shares), Cindy Lanzendoen ($79,412 forgiven, 3,970,608 shares), Vincent DeCrescenzo, Sr. ($58,643 forgiven, 2,932,147 shares), and Richard Kundrat (2,000,000 shares in lieu of his annual director's fees).

      In December, Peter and Vincent DeCrescenzo and Cindy Lanzendoen agreed to accept the Company's Convertible Notes to defer the Company's obligations to them, including past due wages. Their notes were for $50,000, $30,000, and $34,920, respectively. The Convertible Notes mature May 31, 2006 and bear interest at the rate of five (5%) percent per annum. They are convertible into common stock at a price of $0.06 per share. In connection with the notes, warrants to purchase a total of 574,600 shares of common stock at a price of $0.075 were issued to Messers DeCrescenzo and Ms. Lanzendoen. The terms of the notes will be changed effective upon the conclusion of the Pearl Street Holdings Transaction.

Pearl Street Holdings Investment

      On April 26, 2005, the Company and Pearl Street Holdings plc agreed that Pearl would lend the Company $550,000. Pearl is an English public company whose shares are traded in London on the Alternative Investment Market. At the same time, Peter DeCrescenzo agreed to lend Dialog Group $100,000 and Friendly Capital, LLC, a company owned by Adrian Stecyk, a Company director has agreed to convert its short term loan to the Company of $26,000 into a long term note on the same terms accepted by Pearl and Peter DeCrescenzo.

      At the same time, Pearl agreed to purchase from the Griffin Crossover Fund, LLC all of the Company's Convertible Notes aggregating $555,000 and warrants to purchase a total of 3,090,000 shares of common stock at prices of $0.075 for 2,550,000 shares and $0.025 for 540,000 shares. In exchange for the cancellation of all past interest on the Convertible Notes and the cancellation of warrants, the Company agreed to reduce the conversion price of the Convertible Notes from $0.06 per share for $510,000 in principal and $0.025 per share for $45,000 in principal to $0.01 per share. The replacement Convertible Notes will mature February 1, 2007, become convertible after May 25, 2005 and must be converted as described below.

      At the same time the officers and employees of the Company who hold $118,045 of Convertible Notes (with a conversion price of $0.06 per share) and Warrants to purchase a total of 590,225 shares (with an exercise price of $0.075 per share) agreed to two conditions:

      1. In exchange for the cancellation of all past interest and the extension of the maturity of the Convertible Notes to February 1, 2007 and the cancellation of warrants, the holders must agree to reduce the conversion price of the Convertible Notes from $0.06 per share to $0.01 per share.

      2. That certain accrued liabilities totaling $52,524.03 for unpaid salaries and unused vacation be converted to 5,252,403 shares of common stock.

      The Convertible Note evidencing the debt is due February 1, 2007, bears interest, payable at maturity, at the rate of five (5%) percent per annum from April 29, 2005, and, after May 25, 2005, is convertible at a price of $0.01 per share. All holders of the new Convertible Note have agreed that, if, for 45 consecutive calendar days, the Company's stock only closes above $0.04 per share, the entire note and the note replacing the Griffin Crossover Fund note described below shall be converted into common stock. All the new Convertible Notes are secured by a second lien on the Company's assets, including its data.

      This transaction was consummated on April 28, 2005. In connection with the Pearl transaction, Griffin Securities, Inc. received a cash commission of $50,000. Adrian Stecyk, company director, is President and CEO of Griffin.

      At the same time as the transactions above, Pearl and the Company agreed that Peter DeCrescenzo's 2005 gross cash salary would be reduced from $250,000 to $150,000 and that Vincent DeCrescenzo's 2005 gross cash salary would be reduced from $150,000 to $85,000. They will receive 10,000,000 shares and 6,500,000 shares, respectively, as compensation for agreeing to these reductions.

      In addition, Mark Alan Siegel, the Company's Secretary and General Counsel, accepted 2,750,000 shares of common stock in exchange for past due bills and additional services in connection with several Dialog Group financings and the Annual Meeting of Shareholders. The past due accounts and the legal services provided were billed at $27,500; the stock delivered was valued by the Company at $13,750.

Employment Agreement with Cindy Lanzendoen

      The Company has an employment contract with Ms. Lanzendoen, a holder of more than five (5%) percent of the Company's common stock, as well as the Class B-1 and Class E Preferred. She serves as the administrative head of the HealthCare Dialog Division. The agreement, initially signed in February 2003, when Healthcare Dialog was acquired, provided for an annual salary of $150,000 for the initial term ending December 31, 2004. The agreement provides for an annual bonus of up to 25% of the base salary if the executive meets performance goals fixed annually by the Board of Directors; Ms. Lanzendoen agreed to waive these bonus provisions with respect to 2004 results.

At the end of each term, the agreement provides for automatic annual renewals (including a cost of living increase of at least the increase in the Consumer Price Index) or, if not renewed, for the payment of one year's additional salary. The agreement provides for the Company's standard benefits and fringes and as well as automobile allowances, health insurance and other insurance benefits, and health club access.

2003 Transactions

      Stephen Dean, through Mercury Group (f/k/a Cater Barnard) and Envesta, plc, a company in which he and Mercury Group (f/k/a Cater Barnard) holds approximately 31% of the equity ("Envesta"), controlled the Company until March 1, 2003. At that time, Peter V. DeCrescenzo, the Company's President and CEO, who owns almost 25% of the Company's equity became a control person.

      Acquisitions

      At the end of 2001, Envesta transferred all of its ownership of Findstar and Mercury Group (f/k/a Cater Barnard) transferred all its interests in TDMI to the Company. Mercury Group (f/k/a Cater Barnard)'s interests in TDMI consisted of $4,000,000 of TDMI convertible promissory notes, seventeen and one-half percent (17.5%) of the equity of TDMI, and an option ("Option") to acquire the remaining eighty-two and one-half percent (82.5%) of the TDMI equity. On January 31, 2002, the Company exercised the Option and acquired the balance of the TDMI equity.

      In exchange for Mercury Group (f/k/a Cater Barnard)'s and Envesta's interests, the Company issued to them a total of 225,000 shares of its newly created Class B Convertible Preferred Stock, its promissory notes in the aggregate principal amount of $3,000,000, and 1,500,000 shares of its Common Stock. Until conversion, each share of the Class B Preferred Stock will cast one vote for each share of Common Stock into which it can be converted. Envesta has subsequently converted its Class B Preferred into Common Stock and the notes were converted into Common Stock as well.

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

      At the conclusion of this transaction, the issuance of new common stock to creditors, and the consolidation of the old Company common stock, and assuming full conversion of the Class B Preferred Stock and exercise of the warrants, Mercury Group (f/k/a Cater Barnard) and Envesta held approximately 86% of the equity of the Company.

      Subsidiary Debt Transactions

      As of the end of the 2002 fiscal year, Mercury Group (f/k/a Cater Barnard) converted the principal and accrued interest on the Company's $1,075,000 note issued July 1, 2003, the $750,000 secured loan note issued August 1, 2003, a note for $311,060 issued September 3, 2003, and $115,000 of open account debt for a total of 9,274,280 shares of Common Stock.

      In February 2003, Mercury Group (f/k/a Cater Barnard) cancelled the warrants to purchase an additional 675,000 shares of Common Stock it had received in connection with Griffin Securities' role in the Company's acquisition of Findstar and TDMI.

      Acquisition of Healthcare Dialog, Inc.

      As of March 1, 2003, the Company acquired all of the equity of Healthcare Dialog. Mr. Peter DeCrescenzo, and Mr. Vincent DeCrescenzo, who became officers and directors of the Company, and Ms. Cindy Lanzendoen owned 60.2%, 9.1%, and 14.2%, respectively, of Healthcare Dialog. Upon consummation of the merger between Healthcare Dialog and a wholly owned subsidiary of Dialog Group, Dialog Group issued 30,075,219 shares of its Common Stock and 183,235 shares of its Class B-1 Preferred Stock in exchange for all of Healthcare Dialog's outstanding equity. The class B-1 Preferred is identical in all respects to the existing Class B Preferred Sock.

      Class E Preferred

      A retirement fund for the benefit of Peter DeCrescenzo purchased a total of fifteen shares at $10,000 per share and a group of Dialog Group creditors, including retirement funds for the benefit of Peter and Rita DeCrescenzo, Vincent DeCrescenzo, Sr., and Cindy Lanzendoen and Vincent DeCrescenzo Sr. and Ms. Lanzendoen, individually, exchanged $370,000 of current debt for a total of 37 shares of Class E Preferred Stock.

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

      In connection with the sale or exchange for debt for the Class E Preferred Shares, each purchaser received a warrant to purchase, after July 1, 2004, 25,000 shares of Common Stock for a price of $0.16 per share. The warrants are exercisable until September 30, 2008.

      Apartment Rentals

      During 2003, the Company rented two executive apartments from Verdi Realty, a company controlled by the DeCrescenzo brothers. During the fiscal year, the Company paid $45,600 in rent for these apartments. This is believed by management to be below the current marked price for these units.

Item 13.  Exhibits

 -------------------- ----------------------------------------------------------------- --------
 Exhibit
 -------------------- ----------------------------------------------------------------- --------
 Number               Description                                                       Page
 -------------------- ----------------------------------------------------------------- --------
 2.1                  Third Amended Plan of Reorganization - Incorporated by            X
                      reference from Report on Form 8-K filed on October 12, 2001
 -------------------- ----------------------------------------------------------------- --------
 2.2                  Amendment  dated February 27, 2003 to an Agreement for Merger     X
                      by and among IMX Pharmaceuticals, Inc., a Utah corporation
                      ("IMX") (for itself and for Dialog Group, Inc., its successor by merger), HCD Acquisition, Inc. ("HCD Acquisition"), a
                      Delaware corporation, Healthcare Dialog, Inc., a Delaware
                      corporation ("HCD"), and Peter V. DeCrescenzo, Vincent
                      DeCrescenzo, Sr., and Cindy Lanzendoen, each an individual,
                      (collectively, the "Shareholders") and Cater Barnard, plc, an a
                      corporation of England and Wales ("CB") - Incorporated by
                      reference from Report on Form 8-K filed on March 15, 2003
 -------------------- ----------------------------------------------------------------- --------
 2.3                  Agreement for Merger dated February 24, 2003 among Dialog         X
                      Group, Inc., a Delaware corporation ("DGI"), IP2M Acquisition
                      Corp. ("Acquisition"), a Delaware corporation, IP2M, Inc., a
                      Delaware corporation ("IP2M"), and Robin Smith, William
                      Donovan, Five Don, Ltd. (a/k/a 5 Don Ltd.), Cameron Bevis, and
                      Art Sadin - Incorporated by reference from Report on Form 8-K filed on March 15, 2003
 -------------------- ----------------------------------------------------------------- --------
 3(i).1               Amended and Restated Articles of Incorporation - Incorporated     X
                      by reference from Interim Report on Form 8-K filed on March 14,
                      2003
 -------------------- ----------------------------------------------------------------- --------
 3(i).2               Certificate of Designation of Class C-1 Preferred Stock -         X
                      Incorporated by reference from the initial filing of
                      registration statement file number 333-106490
 -------------------- ----------------------------------------------------------------- --------
 3(i).3               Certificate of Designation of Class C-2 Preferred Stock -         X
                      Incorporated by reference from the initial filing of
                      registration statement file number 333-106490
 -------------------- ----------------------------------------------------------------- --------
 3(i).4               Certificate of Designation of Class C-3 Preferred Stock -         X
                      Incorporated by reference from the initial filing of
                      registration statement file number 333-106490
 -------------------- ----------------------------------------------------------------- --------
 3(i).5               Certificate of Cancellation of Class C and Class D Preferred      X
                      Stock  - Incorporated by reference from the initial filing of registration statement file number 333-106490
 -------------------- ----------------------------------------------------------------- --------
 3(i).6               Certificate of Amendment for Increased Shares - Incorporated by   X
                      reference from the initial filing of registration statement file number 333-106490
 -------------------- ----------------------------------------------------------------- --------
 3(i).7               Certificate of Designation of Class E Preferred Stock             43
 -------------------- ----------------------------------------------------------------- --------

 -------------------- ----------------------------------------------------------------- --------
 Number               Description                                                       Page
 -------------------- ----------------------------------------------------------------- --------
 3(i).8               Certificate of Elimination of Classes C-1, C-1, and C-3           47
                      Preferred Stock
 -------------------- ----------------------------------------------------------------- --------
 3(i).9               Certificate of Amendment for Increased Shares                     49
 -------------------- ----------------------------------------------------------------- --------
 3(ii).1              By-laws - Incorporated by reference from Interim Report on Form   X
                      8-K filed on March 14, 2003
 -------------------- ----------------------------------------------------------------- --------
 4.1                  Instruments defining the rights of security holders -             X
                      Incorporated by reference from Exhibit 3(i).1 through Exhibit
                      3(i).10.
 -------------------- ----------------------------------------------------------------- --------
 10                   Material contracts
 -------------------- ----------------------------------------------------------------- --------
 10.1                 Employment Agreement for Peter V. DeCrescenzo Incorporated by     X
                      reference from the Annual Report on Form 10-KSB filed on April
                      14, 2003
 -------------------- ----------------------------------------------------------------- --------
 10.2                 Employment Agreement for Vincent DeCrescenzo Incorporated by      X
                      reference from the Annual Report on Form 10-KSB filed on April
                      14, 2003
 -------------------- ----------------------------------------------------------------- --------
 10.3                 Employment Agreement for Cindy Lanzendoen Incorporated by         X
                      reference from the Annual Report on Form 10-KSB filed on April
                      14, 2003
 -------------------- ----------------------------------------------------------------- --------
 10.5                 2002 Stock Option Plan, as amended- Incorporated by reference     X
                      from the initial filing of registration statement file number
                      333-106490
 -------------------- ----------------------------------------------------------------- --------
 10.6                 Amendment to Employment Agreement for Peter V. DeCrescenzo        51
 -------------------- ----------------------------------------------------------------- --------
 10.7                 Amendment to Employment Agreement for Vincent DeCrescenzo, Sr.    52
 -------------------- ----------------------------------------------------------------- --------
 10.8                 Guarantee Agreement with Peter DeCrescenzo                        53
 -------------------- ----------------------------------------------------------------- --------
 10.9                 Guarantee Agreement with Vincent DeCrescenzo                      54
 -------------------- ----------------------------------------------------------------- --------
 21.1                 Subsidiaries of the registrant                                    55
 -------------------- ----------------------------------------------------------------- --------
 31(i)                302 Certification of Chief Executive Officer                      56
 -------------------- ----------------------------------------------------------------- --------
 31(ii)               302 Certification of Chief Financial Officer                      57
 -------------------- ----------------------------------------------------------------- --------
 32(i)                906 Certification of Chief Executive Officer                      58
 -------------------- ----------------------------------------------------------------- --------
 32(ii)               906 Certification of Chief Financial Officer                      59
 -------------------- ----------------------------------------------------------------- --------

Item 14. Principal Accountants Fees and Services

Berenfeld, Spritzer, Shechter, and Sheer, of Miami, Florida, have served as auditors during 2004. The Board has not selected an auditor for 2005, but knows of no reason why the current auditors should not be retained. They are not expected to attend the Annual Meeting, and have not asked for an opportunity to address the shareholders.

      The following table sets forth fees billed to the Company by the Company's independent auditors for the year ended December 31, 2004 and December 31, 2003 for (i) services rendered for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported as Audit Fees, (iii) services rendered in connection with tax preparation, compliance, advice and assistance and (iv) other fees earned by the accountants. The Board pre-approved all services rendered by the Company's independent auditors.

Principal Accountant Fees and Services

For the fiscal year ended                 December 31, 2004      December 31, 2003
Audit Fees                                         $80,000                 $68,000
Audit - Related Fees                                     0                       0
Tax Fees                                                 0                       0
All Other Fees                                           0                       0
Total Fees                                         $80,000                 $68,000

                         PART F/S - Financial Statements

                     DIALOG GROUP INC. FINANCIAL STATEMENTS

                                TABLE OF CONTENTS
                                                                     Page
                                                                     ----
Independent Auditors' Report                                          F-1
Consolidated Balance Sheet                                            F-2
Consolidated Statements of Operations and                             F-3
Comprehensive Loss
Consolidated Statements of Stockholders' Deficiencies                 F-4
Consolidated Statements of Cash Flows                                 F-5
Notes to Consolidated Financial Statements                        F-6 to F-33

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               DIALOG GROUP, INC.
Date: September 30, 2005
                                               By: /s/ Peter V. DeCrescenzo
                                                   -----------------------------
                                               Peter V. DeCrescenzo, President
                                               and Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed bellow by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                             Title                           Date
---------                                             -----                           ----
  /s/ Peter V. DeCrescenzo                     Chief Executive Officer           September 30, 2005
 --------------------------------
Peter V. DeCrescenzo

 /s/  Vincent DeCrescenzo                      Chief Financial                   September 30, 2005
 --------------------------------              and Accounting Officer
Vincent DeCrescenzo

BSS&S
CERTIFIED PUBLIC ACCOUNTANTS

               Report of Independent Certified Public Accountants

To the Board of Directors and
Stockholders of Dialog Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Dialog Group, Inc. and Subsidiaries as of December 31, 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two year period then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dialog Group, Inc. and Subsidiaries as of December 31, 2004 and the results of its operations and its cash flows for each of the years `in the two year period then ended in conformity with accounting principles generally accepted in the United States of America.

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

Berenfeld, Spritzer, Shechter and Sheer
Miami, Florida
April 1, 2005

9655 South Dixie Highway | Third Floor | Miami, Florida 33156 [P] 305.274.4600 [F] 305.274.4601

www.bsss-cpa.com                               Berenfeld Spritzer Shechter Sheer

                     DIALOG GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              DECEMBER 31, 2004

                                    ASSETS

CURRENT ASSETS:
  Cash                                                            $   131,690
  Accounts receivable (Net)                                           608,985
  Prepaid expenses and other current assets                            68,114
                                                                  -----------
     Total current assets                                             808,789
                                                                  -----------

PROPERTY AND EQUIPMENT, NET                                            42,087

OTHER ASSETS:
  Data Assets (Net)                                                   521,978
  Website (Net)                                                       106,364
  Security Deposits                                                    75,338
                                                                  -----------
    Total other assets                                                703,680
                                                                  -----------

TOTAL ASSETS                                                      $ 1,554,556
                                                                  ===========

                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable                                                $ 1,615,925
  Accrued expenses                                                    945,161
  Deferred revenue                                                    808,490
  Current notes and loans payable                                     226,915
  Current liabilities due to related parties                          113,011
  Other current liabilities                                            18,139
                                                                  -----------
     Total current liabilities                                      3,727,641
                                                                  -----------

LONG TERM DEBT
  Griffin Xover Fund 5% Convertible Note-related party                510,000
  Convertible Note-related parties                                    118,045
                                                                  -----------
     Total Long Term Debt                                             628,045
                                                                  -----------

STOCKHOLDERS' DEFICIENCY:
  Preferred stock, $.001 par value; 1,500,000 Authorized                  313
       Class B, 312,372 Shares Issued and Outstanding
       Class E, 200 Shares Authorized,
         99.5   Shares issued and Outstanding
  Common stock, $.001 par value, 200,000,000 Shares Authorized;       116,673
      116,672,283 Shares Issued and Outstanding
  Additional paid-in-capital                                        5,912,491
  Accumulated deficit                                              (8,830,607)
                                                                  -----------
Total stockholders' equity (deficiency)                            (2,801,130)
                                                                  -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                    $ 1,554,556
                                                                  ===========

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 and 2003

                                                                                     2004            2003
                                                                                 ------------    ------------

REVENUES                                                                         $  7,904,447    $  6,340,260

COST OF REVENUES                                                                    3,384,616       4,393,031
                                                                                 ------------    ------------

GROSS PROFIT                                                                        4,519,831       1,947,229
                                                                                 ------------    ------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                        5,504,071       4,880,604

LOSS ON GOODWILL IMPAIRMENT                                                                --       4,481,596
                                                                                 ------------    ------------

LOSS FROM OPERATIONS                                                                 (984,240)     (7,414,971)

OTHER INCOME (EXPENSES):

    Interest expense                                                                  (90,018)             --
    Other expense                                                                      (2,155)       (103,483)
    Other income                                                                        1,952         224,989
    Forgiveness of Debt                                                               516,649
    Litigation Settlement Income                                                      122,710              --
                                                                                 ------------    ------------

       Total Other Income (Expenses)                                                  549,138         121,506

INCOME/ (LOSS) FROM CONTINUING OPERATIONS                                            (435,102)     (7,293,465)
                                                                                 ------------    ------------

INACTIVE AND DISCONTINUED OPERATIONS
    Income (Loss) from inactive operations                                       $     10,394
    Income (loss) from operations of discontinued operations                         (643,014)         12,168
    Gain on disposal of discontinued operations                                            --         587,793
                                                                                 ------------    ------------
       Total Gain or (Loss) from discontinued operations                             (632,620)        599,961

NET LOSS                                                                           (1,067,722)     (6,693,504)
                                                                                 ============    ============

    Preferred E Series share dividends                                               (145,200)        (34,800)
    Interest paid on convertible notes                                                  6,388               0
                                                                                 ------------    ------------

    Income/(loss) applicable to common shareholders from continuing operations       (573,914)     (7,328,265)

    Inactive and discontinued operations                                             (632,620)        599,961
                                                                                 ------------    ------------
    Net Income/(loss) applicable to common shareholders                            (1,206,534)     (6,728,304)
                                                                                 ============    ============

EARNINGS/( LOSS) PER SHARE, BASIC AND DILUTED ON NET INCOME/(LOSS)               $      (0.01)   $      (0.10)
                                                                                 ============    ============
FROM CONTINUING OPERATIONS

EARNINGS/(LOSS) PER SHARE ON DISCONTINUED OPERATIONS, BASIC AND DILUTED          $      (0.01)   $       0.01
                                                                                 ============    ============

NET EARNINGS/( LOSS) PER SHARE, BASIC AND DILUTED                                $      (0.01)   $      (0.09)
                                                                                 ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING,                              98,557,402      70,988,837
                                                                                 ============    ============
BASIC AND DILUTED

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                                           2004           2003
                                                                                       -----------    -----------
Cash Flows from Operating Activities:
         Net Loss form Continuing Operations                                           $  (435,103)   $(6,693,504)
         Gain/(Loss)from Discontinued Operations                                          (643,014)       599,961
         Gain/(Loss)from Inactive Operations                                                10,394
                                                                                       -----------    -----------
         Loss from continuing operations                                                (1,067,723)    (7,293,465)

          Adjustments to reconcile net loss
                  to net cash used in operating activities of continuing operations:
                  Gain on debt settlement                                                 (516,649)      (185,789)
                  Loss on fixed asset impairment                                                           56,938
                  Loss on goodwill impairment                                                           4,481,596
                  Depreciation and amortization                                            349,320        285,641
                  Bad debt expense                                                         (62,736)       137,963
                  Common stock, warrants and stock options issued for services                            414,090
          Changes in operating assets and liabilities: (Increase) Decrease
                  Accounts receivable                                                      170,630       (324,930)
                  Prepaid and other current assets                                          19,477         22,291
                   Other current receivables                                                14,004         18,515
                  Accounts payable and accrued expenses: Increase (Decre309,410                         1,892,236
                  Current liabilities - Due to related parties                             108,091             --
                  Other current liabilities                                                  5,639        (22,722)
                  Deferred revenues                                                         50,950       (258,099)
                                                                                       -----------    -----------
                                                                                          (619,587)      (775,735)

Cash Flows from Investing Activities of Continuing Operations:
                  Purchase of property and equipment                                       (36,828)      (148,433)
                  Purchase of database                                                    (144,424)      (180,620)
                  Settlement/(Issuance) of note receivable                                 100,000       (100,000)
                  Website development                                                      (42,000)      (122,792)
                                                                                       -----------    -----------
                                                                                          (123,252)      (551,845)

Cash Flows from Financing Activities of Continuing Operations:
                  Proceeds from Issuance of Convertivble Debt                              510,000
                  Proceeds from Issuance of Convertivble Debt to Related Parties           118,045             --
                  Short Term Borrowing, net                                                 (3,262)      (232,832)
                  Proceeds from sale of common stock                                       102,500      1,418,040
                                                                                       -----------    -----------
                                                                                           727,283      1,185,208

Change in net cash of discontinued operations                                                   --        (21,978)


Increase (decrease) in cash and cash equivalents                                           (15,556)      (164,350)

Cash and cash equivalents, beginning of year                                               147,246        311,596
                                                                                       -----------    -----------

Cash and cash equivalents, end of year                                                 $   131,690    $   147,246
                                                                                       ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid during the period                                                        $    90,018    $     5,297
Income Taxes Paid During the Period                                                             --             --

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES:
 Shares Issued in Acquisition of HCD                                                                    1,017,139
 Shares Issued in Acquisition of IP2M                                                                     260,909
 Shares Issued in Acquisition of HCH                                                                      264,033
 Shares Issued in Acquisition of Azimuth                                                                  528,067
 Conversion of Accounts Payable into Series E Preferred Stock                                         $   867,501
 Conversion of Accrued Expenses into Common Stock                                      $   232,850    $    85,607
 Conversion of Accrued Expenses into Series E Preferred Stock                          $   163,960    $   148,370
 Conversion of Accounts Payable to Common Stock                                        $   109,380
 Conversion of Series B Preferred to Common Stock                                      $       138    $   143,739
 Notes Payable - Advantage Fund (re: IP2M Acq.) Converted Equity                       $    75,000
 Class E Dividends Payable Converted to Equity                                         $   180,000

                       DIALOG GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                      FOR THE YEAR ENDED DECEMBER 31, 2004

                                                                                                                   ADDITIONAL
                                                          CLASS B                CLASS E                             PAID-IN
                                                     PREFERRED STOCK (B)    PREFERRED STOCK (E)     COMMON STOCK      CAPITAL
                                                   --------------------- --------------------- --------------------- ----------
                                                    SHARES       AMOUNT     SHARES     AMOUNT     SHARES    AMOUNT
                                                   ---------- ---------- ---------- ---------- ---------- ---------- ----------
Balance at 12/31/03                                   322,158        322       87.0          0 85,812,911     85,813  5,370,879

Shares issued for cash                                                          3.5          0                           35,000
Shares converted from IMX to DGI                                                                   41,715         42        (42)
Conversion of preferred stock to common                (9,786)        (9)                         391,721        365       (356)
Conversion of accrued settlment to preferred stock                             10.0                                      21,250
Conversion of accrued payroll to preferred stock                                2.0          0                           20,000
Conversion of accrued payroll  and
accounts payable to common stock                                                               16,528,965     16,556    137,300
Conversion of notes payable and accrued
interest to common stock                                                                        4,115,178      4,115     79,555
Shares issued in lieu of director compensation                                                  2,000,000      2,000
Cashless exercise of options                                                                      500,000        500       (500)
Exercise of options                                                                             3,333,333      3,333    196,667
Reserve for collection on payment of options                                                                           (132,500)
Stock options issued for services                                                                                        30,000
Issuance of stock options                                                                                                 1,764
Warrants attached to notes payable issued                                                                                 9,096
Outside services cost of new equities                                                                                    (1,675)
Cancellation of preferred shares                                               (3.0)                                    (30,000)
Dividends                                                                                       3,948,460      3,948    176,052
Net Income/(Loss)
Balance at December 31, 2004                          312,372        313       99.5          0    116,672    116,673  5,912,490
                                                   ========== ========== ========== ========== ========== ========== ==========


                                                  ACCUMULATED
                                                   DEFICIT       TOTAL
                                                   ----------  ----------

                                                   ----------  ----------
Balance at 12/31/03                                (7,617,683) (2,160,669)

Shares issued for cash                                             35,000
Shares converted from IMX to DGI                                        0
Conversion of preferred stock to common                                 0
Conversion of accrued settlment to preferred stock                 21,250
Conversion of accrued payroll to preferred stock                   20,000
Conversion of accrued payroll  and
accounts payable to common stock                                  153,856
Conversion of notes payable and accrued
interest to common stock                                           83,670
Shares issued in lieu of director compensation                      2,000
Cashless exercise of options                                            0
Exercise of options                                               200,000
Reserve for collection on payment of options                     (132,500)
Stock options issued for services                                  30,000
Issuance of stock options                                           1,764
Warrants attached to notes payable issued                           9,096
Outside services cost of new equities                              (1,675)
Cancellation of preferred shares                                  (30,000)
Dividends                                            (145,200)     34,800
Net Income/(Loss)                                  (1,067,722) (1,067,722)
Balance at December 31, 2004                       (8,830,605) (2,801,129)
                                                   ==========  ==========

                       DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 1 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  ------------------------------------------

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

                                          Year                   Year
                                          Ended                  Ended
                                       December 31,           December 31,
                                           2004                  2003
                                         ----------           ----------

Preferred stock                          20,826,154           19,925,932

Warrants                                  6,381,865            2,854,140
Stock options                             3,377,500            1,552,500
Convertible notes                        11,134,083            1,818,182
                                         ----------           ----------

Total                                    41,719,602           26,150,754
                                         ==========           ==========

                                                                                        Twelve Months Ended
                                                                                            December 31,
                                                                                2004           2003
                                                                            ------------    ------------
Numerator:
        Income/(loss) from continuing operations                            ($   435,102)   ($ 7,293,465)
        Preferred E Series share dividends                                      (145,200)        (34,800)
        Interest paid on convertible notes                                         6,388               0
                                                                            ------------    ------------
        Income/(loss) applicable to common shareholders
        from continuing operations                                              (573,914)     (7,328,265)
        Inactive and discontinued operations                                    (632,620)        599,961
                                                                            ------------    ------------
        Net Income/(loss) applicable to common shareholders                 ($ 1,206,534)   ($ 6,728,304)

Denominator:
        Basic earning(loss) per share-weighted average shares                 98,557,402      70,988,837
        Effect of dilutive securities:
              Convertible notes                                                        0               0
              Preferred stock                                                          0               0
              Share options                                                            0               0
              Warrants                                                                 0               0
                                                                            ------------    ------------
        Diluted  earning(loss) per share-adjusted weighted average shares
        and assumed conversions                                               98,557,402      70,988,837

Earnings(loss) per share data:
        Basic-continuing operations                                         ($      0.01)   ($      0.10)
        Basic-inactive and discontinued operations                                 (0.01)           0.01
                                                                            ------------    ------------
        Basic                                                               ($      0.01)   ($      0.09)

        Diluted-continuing operations                                       ($      0.01)   ($      0.10)
        Diluted-inactive and discontinued operations                               (0.01)           0.01
                                                                            ------------    ------------
        Diluted                                                             ($      0.01)   ($      0.09)

The conversion of convertible notes, preferred stock, share options, and warrants are anti-dilutive (assuming conversion into common shares would increase earnings per share or decrease loss per share) and, therefore, not included in the calculation of diluted earnings/(loss) per share.

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three years to five years. Expenditures for major betterments and additions are capitalized, while replacement, maintenance and repairs, which do not extend the lives of the respective assets, are charged to expense currently. Any gain or loss on disposition of assets is recognized currently.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, other receivable, accounts payable, accrued expenses, current liabilities and debt. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments. The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows.

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

NOTE 2 -          ACQUISITIONS
                  ------------

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

The following table set forth the preliminary allocation of the purchase price to DGI's tangible and intangible assets acquired and liabilities assumed as of December 31, 2002:

Cash                                                                $    54,111
Accounts receivable                                                     461,099
Inventory                                                                12,858
Prepaid expenses and other current assets                               256,289
Property and equipment                                                  128,300
Other receivable                                                        100,000
Other assets                                                             15,457
Goodwill
Accounts payable and accrued expenses                                (2,581,957)
Deferred revenue                                                       (405,442)
Other current liabilities                                              (227,039)
Short term debt                                                        (540,243)
                                                                    -----------
Accumulated Deficit                                                           ()
                                                                    -----------
  Total                                                             $ 1,094,097
                                                                    ===========

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

                  Balance of page is intentionally left blank.















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

                       DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

                                                                      (Unaudited
                                                                     Restated for
                                                                     Discontinue
                                                      (Unaudited)     Operations)
                                                         Twelve         Twelve
                                                         Months         Months
                                                         Ending         Ending
                                                      Dec 31, 2004  Dec. 31, 2003
                                                      -----------    -----------
REVENUE                                                 $7,066847    $ 7,137,169

COST OF SALES                                           3,079,347      4,878,853
                                                      -----------    -----------

GROSS PROFIT                                            3,987,500      2,258,316

OPERATING EXPENSES:
Loss on Goodwill Impairment                                     0      4,481,596
Other Selling, General and Administrative Expenses      4,432,839      5,465,746
                                                      -----------    -----------

TOTAL OPERATING EXPENSE                                 4,432,839      9,947,342
                                                      -----------    -----------

INCOME (LOSS) FROM OPERATIONS                            (445,339)   (7,689,,026)

Other Income (Expenses):
Interest Income                                                 0            256
Interest expenses                                         (90,018)      (103,483)
Other expenses                                             (3,455)             0
Other income                                                1,952        224,983
Forgiveness of Debt                                       508,201              0
Settlement Adjustment                                     122,710              0
                                                      -----------    -----------
Total other income (expenses)                             539,389        121,756
                                                      -----------    -----------

Net Income/( Loss) Before Inactive and Discontinued
Operations                                                 94,052     (7,567,270)

Inactive Operations                                        10,394              0
Discontinued Operations                                  (643,014)       599,961
                                                      -----------    -----------

Net (Loss)                                               (538,570)    (6,967,309)
                                                      ===========    ===========

  ACTUAL RESULTS OF OPERATIONS

The following set forth the Company's actual results of operations for the twelve months ended December 31, 2004, with comparative actual results of the continuing operations for the twelve months ended December 31, 2003

                       DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

                                                                    (Restated for
                                                                    Discontinued
                                                                     Operations)
                                                    Twelve months   Twelve months
                                                       Ending           Ending
                                                     December 31,     December 31,
                                                        2004            2003
                                                      -----------    -----------
REVENUE                                               $ 7,904,447    $ 6,340,260

COST OF SALES                                           3,384,616      4,393,031
                                                      -----------    -----------

GROSS PROFIT                                            4,519,831      1,947,229
                                                      -----------    -----------

OPERATING EXPENSES:
Loss on Goodwill Impairment                                     0      4,481,596
Other Selling, General, and Administrative Expenses     5,504,071      4,880,604
                                                      -----------    -----------
TOTAL OPERATING EXPENSE                                 5,504,071      9,362,200
                                                      -----------    -----------

INCOME (LOSS) FROM OPERATIONS                             (98,240)    (7,414,971)
                                                      -----------    -----------

Other Income (Expenses):
Interest expenses                                         (90,018)      (103,477)
Other expenses                                             (2,155)             0
Other income                                                1,952        224,983
Forgiveness of Debt                                       516,649              0
Settlement Adjustment                                     122,710              0
                                                      -----------    -----------
Total other income (expenses)                             549,137        121,506
                                                      -----------    -----------

Net Profit/(Loss) Before Inactive and Discontinued
Operations                                               (435,103)    (7,293,465)

Inactive Operations                                        10,394              0
Discontinued Operations                                  (643,014)       599,961
                                                      -----------    -----------

Net Loss                                               (1,067,722)    (6,169,585)
                                                      ===========    ===========

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

                       DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

The following table sets forth the components of discontinued operations for the twelve months ending December 31, 2004 and 2003.

                                                       Twelve Months Ended December 31
                                                           2004           2003
Revenues                                                           0    $ 2,655,450
Cost of Sales                                                      0        806,173
                                                         -----------
Gross Profit                                                       0      1,849,277
Operating Expenses                                           643,014      2,121,635
                                                         -----------    -----------
Income/(Loss) from Operations                               (643,014)      (272,358)
Other Income/(Expenses)                                            0        284,526
                                                         -----------
Actual Income/(Loss) from Operations                        (643,014)        12,168
Income/(Loss) on Disposal of Discontinued Subsidiaries             0        587,793
                                                         -----------
Income/(Loss) from Discontinued Subsidiaries                (643,014)       599,961
                                                         ===========    ===========

The table presented below provides the major classes of assets and liabilities that are included in the gain on disposal of discontinued subsidiaries for period ending December 31, 2003.

Major class of assets and liabilities       Data                Software             Healthcare              Total
Current assets                             $5,982133            $2,241,441             $844,334           $9,067,908
Property and equipment(net)                                        106,816                                   106,816
Other assets                                     735                                    248,029              248,764
Current liabilities                        7,117,436             1,263,429              995,291            9,376,156

NOTE 4 -          GOING CONCERN CONSIDERATIONS
                  ----------------------------

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

NOTE 5- PROPERTY AND EQUIPMENT

As of December 31, 2004, property and equipment consisted of the following:
Computer equipment                                                              $  33,895
Furniture, fixtures, and equipment                                                 23,385
                                                                                ---------
                                                                                   57,280
Accumulated Depreciation                                                          (15,283)
                                                                                ---------

                                                                                $  41,997

Depreciation expense was $6,964 and $74,975 for the years ended December 31, 2004 and 2003, respectively

NOTE 6-  WEBSITE

As of December 31, 2004, the website consisted of the following:

Website                                                                         $ 194,369
Accumulated amortization                                                        $ (88,005)
                                                                                ---------
                                                                                $ 106,364
                                                                                =========

                       DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

Amortization expense was $58,432 and $29,576 for the years ended December 31, 2004 and 2003, respectively

NOTE 7- DATABASES

As of December 31, 2004, the databases consisted of the following:

Databases                                                                       $ 960,736
Accumulated amortization                                                        $(438,759)
                                                                                ---------
                                                                                $ 521,977
                                                                                =========

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

NOTE 9- ACCRUED LIABILITES

As of December 31, 2004, accrued liabilities consisted of the following:

Accrued professional fees and other expenses                            $ 83,749
Accrued payroll and payroll taxes                                        328,480
Accrued interest                                                          11,056
Accrued settlements and contingencies                                    521,877
                                                                        --------
                                                                        $945,161
                                                                       =========

NOTE 10 - LOANS AND NOTES PAYABLE

Loans and notes payable due to non-related parties consisted of the following as of December 31, 2004.

                       DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

Convertible notes in the aggregate amount of $100,000 due to three former IP2M note holders assumed by the Company. The notes are due August 31, 2004. The notes bear interest at the rate of 10% per annum. The notes are convertible into shares of the Company's common stock. The number of shares to be issued upon conversion will be determined by the closing bid price of the Company's common stock on the date of conversion. Each holder is entitled to convert up to 25% of the initial balance of the note (including accrued interest) each month. During
the Second Quarter of 2004 $75,000.00 of Notes were converted to Common Stock      $  25,000



$115,000 revolving credit agreement with a commercial bank matured on October
13, 2004. The Company is currently in discussions with the bank. The line of credit bears interest at prime plus 2% per annum and is personally guaranteed by
one of the Company's President and C.E.O                                           $ 107,116


Small business loan assumed upon the purchase of Azimuth Target Marketing. The
loan bears interest at prime plus 2 1/4 % per annum, due in equal installments     $   4,132
over 36 months, maturing  during 2006

$350,000 line of credit with commercial asset-backed lender with a term of two
years beginning August 2004. The line of credit bears interest at prime plus 4%    $  90,667
per annum plus on-going fees.  It is secured by the Company's accounts receivables, equipment, inventory, and up to $150,000 of the debt is personally guaranteed by the President and C.E.O. of the Company and his spouse

                                                                                   ---------
Total loans and notes payable                                                      $ 226,915

Less: Current maturities                                                           $(226,915)
                                                                                   ---------

Long Term Debt                                                                     $       0
                                                                                   =========

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

DEBT CONVERSION-COMMON STOCK

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

                       DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

The table presented below provides additional information on the conversion of debt to common stock for the period ending December 31, 2004.

                             Number                           Value                Loss
                               of            Value             of                 if any
                             Shares           Per              the                on the
Transaction                  Issued          Share         Transaction         Transaction
-----------                  ------          -----         -----------         -----------
Accounts payable                 70,086       $0.036             $2,523     $1,857 gain is realized to Forgiveness of Debt
Accounts payable              2,000,000        0.001              2,000     $38,000 gain is realized to Forgiveness of Debt
Accounts payable              3,250,000        0.001              3,250     $61,750 gain is realized to Forgiveness of Debt
Accrued payroll-
President/CEO                 3,983,937        0.001              3,984     $75,695 gain is realized to Additional Paid-In Capital
Accrued payroll-
COO/CFO                       2,932,147        0.001              2,932     $55,711 gain is realized to Additional Paid-In Capital
Accrued payroll-
employee, related party         156,249        0.001                156     $2,969 gain is realized to Additional Paid-In capital
Accrued payroll-
employee, non-related
party                           165,938        0.001                166     $3,153 gain is realized to Forgiveness of Debt
Accrued payroll-
employee, non-related
party                         3,970,608        0.001              3,971     $75,442 gain is realized to Forgiveness of Debt
Shares in lieu of
director's fees               2,000,000        0.001              2,000     No gain or loss is realized
Notes payable and
accrued interest              4,115,178        0.020             83,670     No gain or loss is realized
                             ----------                         -------
Total                        22,644,143                        $104,652     $180,202

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

During the third quarter of 2004, quarterly dividends accrued on its Class E Preferred Stock accrued at the rate of $400 per share, per quarter, for a total of $37,000 accrued for the third quarter. During the second quarter of 2004, a total of 1,109,384 shares were issued to settle $71,000 of dividends for the fourth quarter of 2003 along with the first quarter of 2004.

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

CONVERSION OF DEBT-PREFERRED STOCK

In September 2004, Dialog Group settled their dispute with a former employee concerning her employment agreement with the Company. In complete settlement of her claims, the Company, among other things, agreed to issue 10 shares of Class E Preferred Stock and warrants to purchase 250,000 shares of the Company's Common Stock at $0.16 per share to her.

During the quarter ending March 31, 2004, $20,000 in debt was converted to Class E Preferred Stock.
The table presented below provides additional information on the conversion of debt to preferred series E stock for the period ending December 31, 2004.

                                 Number of        Value           Value
                                   Shares          Per           of the
Transaction                        Issued         Share        Transaction
-----------                        ------         -----        -----------
Settlement with former employee       10           $2,125           $21,250      $122,710 gain is realized to Litigation Settlement
Accrued payroll-employee               2           10,000           20,000       No gain or loss is realized
                                       -                            -------
Total                                 12                            $41,250      $122,710

                       DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

STOCK OPTIONS

During the year ended December 31, 2004, non-qualified stock options were exercised to purchase 3,333,333 shares of common stock. The Company, through December 31, 2004, received $67,500 in payment of the shares. See Note 8-Non-Trade Receivables)

The table presented below provides additional information for options issued in connection with cost of services provided by suppliers to the Company.

                         Number of
                          Common            Value            Value
                          Shares             Per             of the
Transaction               Issued            Share         Transaction       Classification
Consulting                    500,000         $0.061            $30,500     Expense included in operating income


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

At December 31, 2004, the Company had one stock based compensation plan, which is described below. The Company accounts for the fair value of its grants under this plan in accordance with FASB 123 and FASB 148. The Compensation cost that has been charged against income for this plan is $1,764 and $9,500 for 2004 and 2003, respectively.

Under the 2002 Employee stock Option Plan, the Company may grant options to its employees for up to 10 million shares of common stock.

                       DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

Under this plan, the exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is 10 years. Options are granted on various dates and vest in one third increments commencing at the grant date with subsequent vesting at approximately the first and second anniversary of the options grant date.

The fair value of each option grant is estimated on the date of the grant using the prospective method of transition as prescribed by FASB Statement No. 148.

A summary of the status of the Company's stock option plans as of December 31, 2004 and 2003 and changes during the years ending on those dates is presented below:

Stock options activity for 2004 and 2003 at December 31st is as follows:

                                               Number       Weighted Average
                                               Of Shares     Exercise Price
                                                  ---------    ----------
Balance at January 1, 2003                           93,983    $    3.300

Options Granted During 2003                       2,437,700    $    0.180
Options Forfeited During 2003                      (794,235)   $    0.400)

Options Outstanding, December 31, 2003            1,737,448    $    0.180

Options Granted                                   1,925,000    $    0.036
Options Forfeited                                  (199,948)   $    0.443
Options Expired                                           0             0
Options Exercised                                         0             0
                                                  ---------    ----------
Options outstanding, December 31, 2004            3,462,540    $    0.121
                                                  =========    ==========

Stock options outstanding and exercisable at December 31, 2004 are as follows

                               Options   Outstanding                          Options  Exercisable
                         -------------   -----------                   --------------  -----------
                                           Weighted       Weighted                            Weighted
         Range                              Average        Average                            Average
      of Exercise            Shares        Exercise       Remaining        Shares             Exercise
         Price            Outstanding        Price          Life        Outstanding            Price
         -----            -----------        -----          ----        -----------            -----
    $3.00 to $4.00             19,800           $3.120           8.00        15,400           $3.120
    $0.17 to $0.25          1,592,700           $0.174           9.00     1,061,798           $0.175
    $.036 to $0.05          1,850,040           $0.037          10.00       583,333           $0.037
                         -------------          ------         ------  --------------         ------
                            3,462,540           $0.154           9.34     1,660,531           $0.154
                         =============================================================================

NOTE 13-  COMMITMENTS AND CONTINGENCIES

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

Texas Lease

The lease was amended on September 1, 2003 that extended the lease agreement period to September 30, 2006.

Future minimum lease commitments under all long-term operating leases as of December 31, 2004 are approximately as follows:

2005                                                                    $347,827
2006                                                                     341,293
2007                                                                     183,397
2008                                                                      20,992
                                                                        --------
Total                                                                   $893,509
                                                                        ========

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

                       DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

Executive employment contracts at December 31, 2004.

                                                              Annual
Position                                                   Compensation
--------                                                  ------------
President and C.E.O                                        $250,000
C.O.O. and C.F.O.                                          $150,000
Administrative Head of Healthcare Dialog                   $150,000
Corporate Secretary                                        $ 66,000

The employment contracts for the President and C.E.O, C.O.O. and C.F.O., and the Administrative Head of Healthcare Dialog are for one year, with initial term ending December 31, 2004, extendable for successive one terms, unless terminated at the end of the term by either party upon ninety days written notice to the other party. Annual increases at the first of each year shall be at least the percentage of the prior year's C.P.I. If for any reason, the employee is not paid the employee's base salary for the year, the difference between the base salary and the amount paid shall be paid to the employee prior to payment of any year-end bonus to any other employee. Employee shall be entitled to not less than five (5) weeks paid vacation for each full calendar year prorated for any partial year. Employee shall accrue earned and unused vacation. Employee shall receive all benefits and fringes made available to other employees and officers of the Company including pension, medical, dental, life, and disability insurance and other similar plans. Employee and spouse shall receive these benefits fully paid by the Company. Health insurance for the employee and family will be provided by the Company. Health club memberships for the employee will be paid for by the company. Life insurance at a cost of at least $1,000 per month will be paid by the Company. Long and short term disability insurance for the employee will be paid by the Company. The employee is entitled to a monthly automobile allowance of $1,500 per month.

The employment agreement with the Corporate Secretary is effective June 1, 2004 to May 31, 2005. It does not contain a renewal clause. If for any reason, the employee is not paid the employee's base salary for the year, the difference between the base salary and the amount paid shall be paid to the employee prior to payment of any year-end bonus to any other employee. Health insurance for the employee is paid by the Company. Employee shall accrue earned and unused vacation. Employee shall receive all benefits and fringes made available to him from time to time by the Company's President. The employee shall receive $200 per month towards his cellular phone bill.

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

The temporary differences that give rise to deferred tax asset and liability at December 31, 2004 are as follows:

Deferred tax asset
Net operating losses                                                $ 2,387,000
Less valuation allowance                                             (2,387,000)
                                                                    -----------

Net deferred tax asset                                              $         0
                                                                    ===========

In assessing the amount of deferred tax asset to be recognized, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. It is not possible at this time to determine that the deferred tax asset is more likely to be realized than not. Accordingly, a full valuation allowance has been established for all periods presented.

The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change", as defined by the Internal Revenue Code. Federal and state net operating losses are subject to limitations as a result of these restrictions. As stated in Note 2, the Company experienced a substantial change in ownership exceeding 50%. As a result, the Company's ability to utilize its net operating losses against future income has been significantly reduced.

The effective tax rate for the periods ended December 31, 2004 and 2003 are as follows:

U.S. statutory tax rate                                                     35%
State and local taxes                                                        4
Less valuation reserve                                                     (39)
                                                                           ---

Effective tax rate                                                           0
                                                                           ===

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

         Revenues are generated from :
         ---------------------------

      o     data from data dialog master database
      o     mail room supplies
      o     data updating services
      o membership in "RFQ" an online marketplace for quoting direct mail jobs

Data Dialog provides online marketing list, direct mail programs and creates target lists for specific direct marketing categories for small to medium sized businesses. The company allocates the costs of revenues and direct operating expenses to these segments.

         Revenues are generated from :
         -----------------------------

      o     data from the Data Dialog master database
      o "Digital Data" A product that automatically appends names and addresses to telephone numbers on inbound calls to telephone service centers.
      o     direct mail campaigns

CORPORATE
This is comprised of general and administrative functions and related expenses. These costs are retained at corporate and are not allocated to the business segments.

                       DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

SIGNIFICANT CUSTOMERS
Two customers in the Healthcare segment accounted for approximately 30% of the Company's consolidated revenues for 2004, while one customer in the Healthcare segment accounted for approximately 20% of the consolidated revenues for 2003. No customer in the Data segment accounted for more than 2% of the consolidated revenues of the Company in either 2004 or in 2003.

Management is not aware of any known trends, uncertainties, or circumstances that are reasonably likely to have material effect on composition or percentages of significant customers.

         Twelve months ended December 31, 2004 (Pro-Forma)


                                                                                                         Consolidated
                                                            Corporate      Healthcare       Data            Total
REVENUE                                                     $         0    $ 3,730,565    $ 3,336,282    $ 7,066,847

COST OF SALES                                                         0      1,644,886      1,434,461      3,079,347
                                                            -----------    -----------    -----------    -----------

GROSS  PROFIT                                                         0      2,085,678      1,901,821      3,987,499

OPERATING EXPENSES:

Selling, General and Administration Expenses                  2,354,020        757,157      1,321,662      4,432,839
                                                            -----------    -----------    -----------    -----------

TOTAL OPERATING EXPENSE                                       2,354,020        757,157      1,321,662      4,432,839
                                                            -----------    -----------    -----------    -----------

INCOME (LOSS) FROM OPERATIONS                                (2,354,020)     1,328,521        580,159       (445,340)

Other Income(Expenses)
Interest income                                                       0              0              0              0
Interest expense                                                (32,311)       (39,628)       (18,080)       (90,018)
Other (expense)                                                  (2,704)          (751)             0         (3,455)
Other income                                                          0          1,952              0          1,952
Forgiveness of debt                                             172,393        246,693         89,115        508,201
Settlement adjustment                                           122,710              0              0        122,710
                                                            -----------    -----------    -----------    -----------

Total other income(expenses)                                    260,088        208,266         71,036        539,390
                                                            -----------    -----------    -----------    -----------

Income/(Loss) Before Inactive and Discontinued Operations    (2,093,932)     1,536,787        651,194         94,049
                                                            -----------    -----------    -----------    -----------

Inactive Operations                                            (542,978)       553,372              0         10,394
Discontinued operations                                        (650,732)         7,718              0       (643,014)
                                                            -----------    -----------    -----------    -----------

Net Income/(Loss)                                           ($3,287,641)   $ 2,097,877    $   651,194    ($  538,570)
                                                            ===========    ===========    ===========    ===========

Total Net Assets                                            $   748,888    $   512,137    $   293,531    $ 1,554,556
                                                            ===========    ===========    ===========    ===========
Gross Fixed and Other Assets                                $   974,441    $         0    $   217,494    $ 1,191,935
                                                            ===========    ===========    ===========    ===========
Accumulated Depreciation and
Amortization                                                $   438,759    $         0    $    88,005    $   526,764
                                                            ===========    ===========    ===========    ===========
Depreciation and Amortization
Expense                                                     $   280,534    $         0    $    16,827    $   297,361
                                                            ===========    ===========    ===========    ===========

                       DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

         Twelve months ended December 31, 2003 (Pro-Forma)

                                                                                          Consolidated
                                                Corporate     Healthcare        Data          Totals

REVENUE                                        $         0    $ 4,048,336    $ 3,088,833    $ 7,137,169

COST OF SALES                                            0      3,120,877      1,757,976      4,878,853
                                               -----------    -----------    -----------    -----------

GROSS PROFIT                                             0        927,459      1,330,857      2,258,316

OPERATING EXPENSES:

Selling, General and Administrative Expenses     7,215,737      1,556,262      1,175,343      9,947,342
                                               -----------    -----------    -----------    -----------

TOTAL OPERATING EXPENSE                          7,215,737      1,556,262      1,175,343      9,947,342
                                               -----------    -----------    -----------    -----------

INCOME (LOSS) FROM OPERATIONS                   (7,215,737)      (628,803)       155,514     (7,689,026)

Other Income (Expenses):
Interest Income                                        250              6                           256
Interest expenses                                  (23,940)       (79,543)                     (103,483)
Other income                                       185,540         39,443                       224,983
Total other income (expenses)                      161,850        (40,094)                      121,756
                                               -----------    -----------    -----------    -----------

Income/(Loss) from continuing operations        (7,053,887)      (668,897)       155,514     (7,567,270)

Discontinued Operations                            812,120     (1,336,039)     1,123,880        599,961
                                                                                            -----------

Net Profit/(Loss)                               (6,241,767)    (2,004,936)     1,279,394     (6,967,309)
                                               ===========    ===========    ===========    ===========

Total Net Assets                               $   940,878    $   600,740    $   395,937    $ 1,937,555
                                               ===========    ===========    ===========    ===========
Gross Fixed and Other Assets                   $   816,313    $         0        172,910    $   968,682
                                               ===========    ===========    ===========    ===========
Accumulated Depreciation and Amortization      $   159,317    $         0    $    29,577    $   188,893
                                               ===========    ===========    ===========    ===========
Depreciation and Amortization Expense          $   159,317    $   113,773    $    29,577    $   289,641
                                               ===========    ===========    ===========    ===========

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

Convertible Notes in the aggregate amount of $118,045 were issued to four employees for unpaid $118,045

Three notes, in the initial principal amounts of $250,000, $135,000, and $125,000 were issued $510,000 to a fund through the efforts of an affiliated broker-dealer. The Company paid an aggregate of approximately $47,000 to a company who president is a member of the board of directors of the Company for arranging the sale of these notes.

                       DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

DUE TO RELATED PARTIES

In December 2004, a group of individuals, including a member of board of     $ 113,011
directors provided  approximately $113,000 directly to a supplier for unpaid invoices. The advance is non-interest bearing and due on demand. In
January of 2005, a significant portion was repaid

Total loans and notes payable                                                $ 741,056

Less: Current maturities                                                     $(113,011)
                                                                             ---------

Long Term Debt                                                               $ 628,045
                                                                             =========

CONVERSION OF DEBT DUE TO RELATED PARTIES

During the quarter ending June 30, 2004, certain employees and a director of Dialog Group and its subsidiaries agreed to settle the remaining parts of their claims for common stock They are Peter DeCrescenzo ($79,679 forgiven, 3,983,927 shares), Cindy Lanzendoen ($79,412 forgiven, 3,970,608 shares), Vincent DeCrescenzo, Sr. ($58,643 forgiven, 2,932,147) shares, and Richard Kundrat (3,983,927 shares in lieu of monthly director's fees

RENT TO RELATED PARTIES

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

                       DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

In June of 2003, Demkin Printing commenced an action against Healthcare Dialog, Inc, a subsidiary. The complaint seeks $85,076 for adverting, services and attorney's fees. The Company has accrued an amount for which it believes that a settlement will be reached. The balance at December 31, 2004 is $9,030. Payments made by the Company were by check. The balance was paid by check in January 2005. The Company did not realize a gain or loss on settlement.

In December 2003, the Company was named in a suit with Chrisom, Inc. Prior to the Company's acquisition of Healthcare Horizon, a discontinued subsidiary; a judgment for $8,000 was awarded to Chrisom. During 2003 and 2004, the Company made payments by check. During the third quarter, 2004, the balance was paid. The Company did not realize a gain or loss on this settlement.

A Healthcare Horizons, Inc., a discontinued subsidiary vendor, Immequire, filed an action against the subsidiary claiming unpaid invoices of approximately $54,000. The Company is working directly with the vendor's lawyers to resolve this matter. The full amount is accrued in the financial statements of Healthcare Horizons, Inc.

Wells Fargo Financial Leasing, Inc. filed an action in 2003 against the Company for non-payment of equipment lease commitments made by Healthcare Dialog, Inc. for $66,134. During 2004, the Company paid approximately $38,000 by check. The balance at December 31, 2004 was $10,000. The Company realized a gain of approximately $18,000 from this settlement.

Collins Ink, in June 2004, obtained a judgment of $92,347 for unpaid invoices. The full amount is recorded in the financial statements of the Company. During 2004, the Company paid approximately $50,000 by check. The balance at December 31, 2004 was approximately $42,000. The Company has not realized again or loss on this transaction.

Label Source, in June 2004, obtained a judgment of $121,037 for unpaid invoices. The full amount is recorded in the financial statements of the Company. During 2004, the Company paid approximately $34,000 by check. The balance at December 31, 2004 was approximately $87,000. The Company did not realize a gain or loss on this transaction.

USA Direct, in April 2004 obtained a $39,025 judgment related to a discontinued operation of the Company. This amount is fully accrued in the financial statements of the Company. In December 2004, the Company and USA Direct reached an agreement of $20,000 and a payment plan. During 2004, the Company paid $5,000 by check. The balance at December 31, 2004 was $15,000. The Company realized a gain of $19,025 on this settlement.

PR Newswire, in April 2004, obtained an $8,900 judgment against the Company for unpaid invoices. The amount is fully recorded in the financial statements of the Company. The balance is paid in full by check during the 3rd quarter of 2004. The Company did not realize a gain or loss on this transaction.

The City of New York, in August 2004, provided a Notice of determination of Tax Deficiency of $8,694 including penalties and interest for the year of 2000 to PVD and partners, discontinued operation. The amount is fully recorded on the books of the Company. During 2004, the Company did not make any payments.

                       DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

Rheological Solutions, Inc., in September 2004, filed a complaint in the amount of $12,967 plus interest and fees for unpaid invoices. The unpaid invoices are fully recorded in the financial statements of the Company. An agreement is in place for the Company to pay $10,000 in two installments to settlement this matter. During the 4th quarter, the Company two installments by check and fully settled the matter with a written Notice of Dismissal from the Court. It realized again of $2995 on this settlement.

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

In October 2004, Data Dialog, Inc. received a letter from the attorney of customer claiming that the company did not complete the contracted work on time and therefore the customer incurred costs of $29,177. As of January 2005, no additional communication is received from the attorney. The Company believes the claim is without merit. Based upon the claim of the customer with the credit card processor, the processor has withheld $14,000 of the Company's receipts pending outcome of its investigation. The Company continues to provide the credit card processor with documentation that supports its position. The Company believes the claim is without merit. In late January, 2005 the Company received a favorable decision from the credit card processor. The $14,000 is received by the Company in February 2005.

EMPLOYEES

In April 2003, Dialog Group received a summons from a Colorado State District Court seeking to enforce a former employee's termination agreement. A settlement agreement was reached for $47,330. TDMI, a discontinued subsidiary, made payments of approximately $45,000 during 2003 and 2004. The balance at December 31, 2004 is $2,000. The Company did not realize a gain or loss on this settlement.

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

During December 2001, a shareholder, who was also a former employee of P.V.D. & Partners, Inc., filed a complaint for $46,000 to recover unpaid salary and expenses, which the employee claimed were owed and attempted to exchange shares of PVD for shares of Healthcare Dialog, a subsidiary. An agreement was reached and the settlement has been accrued by the Company. The balance is accrued on the financial statements of the Company. The Company made payments by check to settle complaint. At December 31, of 2004, the balance has been paid in full. The Company did not realize a gain or loss on this settlement.

The Company has reached a settlement with a former employee for claims against it under an employment contract. It is settled by conversion to ten series E preferred stock. The Company accrued for a liability sufficient to cover the settlement. The Company realized a gain of approximately $123,000 on the settlement.

NOTE 18-FORGIVENESS OF DEBT

During 2004, Management arranged the settlement of accounts payable and other obligations resulting in approximately $516,000 of debt. The Forgiveness of Debt is comprised of the following: Management believes that if the amounts were recorded to operating expenses, it would have the affect of understating the loss from operations. As operating costs and expenses are recurring, dependable, and in normal course business, in the opinion of Management, forgiveness does not qualify to be included in operating income. Therefore, gains related to forgiveness of debt are recorded in non-operating income or expense.

Item 1.relates to various, old accounts payable invoices in which the Company has not received communication from the respective supplier requesting payment.
Item 2 relates to the Company's review and reconciliation of its account payables details of various suppliers to the records of these suppliers. Item 3 relates to the Company's negotiations with several of its suppliers to settle the Company obligations for less than the carrying amount of these debts. Item 4 relates to the conversion of accrued payroll of two non-related party employees into common stock of the Company.

1.Various accounts payable invoices written-off                       $234,104
2.Reconciliation of supplier accounts                                  100,106
3.Negotiated settlements with suppliers                                103,680
4.Employees' payroll ,non-related parties                               78,760
                                                                     ----------
Total                                                                 $516,650

                                INDEX TO EXHIBITS

  Exhibit      Page
  Number       Number                                    Description
  ---------    --------       -------------------------------------------------------------------------
     3(i).7      45          Certificate of Designation of Class E Preferred Stock
     3(i).8      49          Certificate of Elimination of Classes C-1, C-1, and C-3 Preferred Stock
     3(i).9      51          Certificate of Amendment for Increased Shares
      10.6       53          Amendment to Employment Agreement for Peter V. DeCrescenzo
      10.7       54          Amendment to Employment Agreement for Vincent DeCrescenzo, Sr.
      10.8       55          Guarantee Agreement with Peter DeCrescenzo
      10.9       56          Guarantee Agreement with Vincent DeCrescenzo
      21.1                   Subsidiaries of the registrant
     31(i)       57          302 Certification of Chief Executive Officer
     31(ii)      59          302 Certification of Chief Financial Officer
     32(i)       60          906 Certification of Chief Executive Officer
     32(ii)      61          906 Certification of Chief Financial Officer