Form 10QSB/A
period 2005-03-31
DIALOG GROUP INC
filed 2005-10-03
CIK 1051059

|---------------------------|
                                                   |This Amendment alters      |
                                                   |Items 2, 3, and 6, and the |
                                                   |Notes to the Financial     |
                                                   |Statements                 |
                                                   |---------------------------|

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                              (AMENDMENT NUMBER 1)


(Mark One)

|X| Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005.

|_| Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _____________ to
      _________.

                          Commission File No. 000-30294

                              Amendment Number 1 to
                               DIALOG GROUP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

           Delaware                                           87-0394290
---------------------------------------              ---------------------------
  (State or Other Jurisdiction of                          (I.R.S. Employer
   Incorporation or Organization)                       Identification Number)


Twelfth Floor, 257 Park Avenue South, New York, NY                   10010
-----------------------------------------------------          -----------------
    (Address of  Principal Executive Offices)                       (Zip Code)

                                  212.254.1917
                          ----------------------------
                          (Issuer's Telephone Number)

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

F- 4 to
F- 26       Notes to Condensed Consolidated Financial Statements (unaudited)

3 - 9       Item 2.Management's Discussion and Analysis or Plan of Operation

10          Item 3.Controls and Procedures

                           PART II - OTHER INFORMATION

11-12       Item 1      Legal Proceedings

12          Item 2      Recent Unregistered Sales of Equity Securities and Use
                        of Proceeds

13          Item 6.     Exhibit

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                       March 31,               December 31
                                                                        2005                     2004
                                                                        ----                     ----
                                                                     (Unaudited)
CURRENT ASSETS:
  Cash                                                                           -                   131,690
  Accounts receivable (Net)                                                834,324                   608,985
  Prepaid expenses and other current assets                                208,133                    68,114

                                                                  -----------------       -------------------
     Total current assets                                                1,042,457                   808,789
                                                                  -----------------       -------------------

PROPERTY AND EQUIPMENT, NET                                                 39,922                    42,087

OTHER ASSETS:
  Data Assets (Net)                                                        554,067                   538,978
  Website (Net)                                                             74,583                    89,364
  Security Deposits                                                         73,088                    75,338
                                                                  -----------------       -------------------
    Total other assets                                                     701,738                   703,680
                                                                  -----------------       -------------------
TOTAL ASSETS                                                             1,784,117                 1,554,556
                                                                  =================       ===================

                                   LIABILITIES

CURRENT LIABILITIES:
  Bank overdraft                                                            34,558                         -
  Accounts payable                                                       1,852,374                 1,615,925
  Accrued expenses                                                         979,752                   880,547
  Deferred revenue                                                         614,200                   808,490
  Notes and Loans Payable                                                  491,867                   226,915
  Current Liabilities Due to related parties                                51,000                   113,011
  Other current liabilities                                                 59,837                    18,139
                                                                  -----------------       -------------------
     Total current liabilities                                           4,083,588                 3,663,027
                                                                  -----------------       -------------------

LONG TERM DEBT:
  Griffin Xover Fund 5% Convertible Note - Related Party                   555,000                   510,000
  Convertible Notes - Related Parties                                      118,045                   118,045
                                                                  -----------------       -------------------
TOTAL LONG TERM DEBT:                                                      673,045                   628,045
                                                                  -----------------       -------------------

STOCKHOLDERS' EQUITY (DEFICIENCY):

  Preferred stock                                                              313                       313
  Common stock                                                             149,082                   116,673
  Additional paid-in-capital                                             6,080,346                 5,912,491
  Accumulated deficit                                                   (9,162,457)               (8,765,993)
  Dividends- Preferred Stock                                               (39,800)                        -
                                                                  -----------------       -------------------
Total stockholders' equity (deficiency)                                 (2,972,516)               (2,736,516)
                                                                  -----------------       -------------------

                                                                  -----------------       -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                  1,784,117                 1,554,556
                                                                  =================       ===================

                      DIALOG GROUP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)

                                                                                     2005                 2004
                                                                                     ----                 ----

REVENUES                                                                           $1,716,718            $1,945,432

COST OF REVENUES                                                                      692,653               939,970
                                                                                    ---------             ---------
GROSS PROFIT                                                                        1,024,065             1,005,462

OPERATING EXPENSES:
  Selling, General and Administrative Expenses                                      1,316,040             1,390,901
                                                                                    ---------             ---------

          Total Operating Expenses                                                  1,316,040             1,390,901
                                                                                    ----------            ---------

INCOME/( LOSS) FROM OPERATIONS                                                       (291,974)             (385,440)

OTHER INCOME (EXPENSES):
  Interest expense                                                                    (43,336)              (18,504)
  Other (Expenses)                                                                                            1,400
   Forgiveness of Debt                                                                  3,750
  Other income                                                                              -                92,264
                                                                                    ---------             ---------

          Net Other Income (Expenses)                                                 (39,586)               75,160
                                                                                    ---------             ---------

INCOME/(LOSS)FROM CONTINUING OPERATIONS                                              (331,560)             (310,280)

INACTIVE & DISCONTINUED OPERATIONS
  Income (Loss) from Inactive Operations                                                 (290)
NET INCOME/( LOSS)                                                                  $(331,850)            $(310,280)
           =                                                                        =========             =========

 Preferred E Series share dividends                                                   (39,800)              (36,200)
 Interest paid on convertible notes                                                     8,923                 2,500
                                                                                    ---------             ---------

 Income/(loss) applicable to common shareholders from continuing operations          (362,437)             (343,980)
 Inactive and discontinued operations                                                    (290)              (45,417)
                                                                                    ---------             ---------
 Net Income/(loss) applicable to common shareholders                                ($362,727)            ($389,397)
           =                                                                        =========             =========

EARNINGS/( LOSS) PER SHARE, BASIC AND DILUTED ON NET INCOME/(LOSS)                    ($0.003)              ($0.004)
FROM CONTINUING OPERATIONS

EARNINGS/(LOSS) PER SHARE ON DISCONTINUED OPERATIONS, BASIC AND DILUTED               ($0.000)              ($0.001)

NET EARNINGS/( LOSS) PER SHARE, BASIC AND DILUTED                                     ($0.003)              ($0.004)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING,                             117,685,615            87,796,266
BASIC AND DILUTED

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDING MARCH 31, 2005 & 2004


                                                                                            2005                        2004
                                                                                         ---------                   ---------
Cash Flows from Operating Activities:

      Net Loss form Continuing Operations                                                $(331,560)                  $(310,280)
      Gain/(Loss)from Inactive Operations                                                     (290)
                                                                                         ---------                   ---------
      Loss from Operations                                                               $(331,850)                  $(310,280)

       Adjustments to reconcile net loss
              to net cash used in operating activities of continuing operations:
              Gain on debt settlement                                                        3,750
              Depreciation and amortization                                                 99,223                      82,994
              Bad debt expense                                                               4,008                      11,447
              Common stock, warrants and stock options issued for services                  78,161

       Changes in operating assets and liabilities: (Increase) Decrease
              Accounts receivable                                                         (229,348)                   (311,022)
              Prepaid and other current assets                                            (230,019)                     18,877
              Other current receivables                                                                                 (1,320)
              Security Deposits                                                              2,250
              Accounts payable and accrued expenses: Increase (Decrease)                   429,151                     196,676
              Current liabilities - Due to related parties                                  27,989
              Other current liabilities                                                     41,698                     (98,536)
              Deferred revenues                                                           (194,290)                    226,900
                                                                                         ---------                   ---------
                          Net Cash Used in Operating Activities                           (299,277)                   (184,264)
                                                                                         ---------                   ---------

Cash Flows from Investing Activities of Continuing Operations:
              Purchase of property and equipment                                            (1,662)                    (13,543)
              Purchase of database                                                         (95,703)
                          Net Cash Used in Investing Activities                            (97,365)                    (13,543)
                                                                                         ---------                   ---------

Cash Flows from Financing Activities of Continuing Operations:
              Note Receivable - Findstar                                                                                25,000
              Short Term Borrowing, net                                                    264,952                      (9,439)
              Proceeds from sale of common stock                                                -                       35,000
                                                                                         ---------                   ---------
                          Net Cash Provided by Financing Activities                        264,952                      50,561
                                                                                         ---------                   ---------

Increase (decrease) in cash                                                               (131,690)                   (147,246)

Cash at Beginning of Period                                                               $131,690                    $147,246
                                                                                         ---------                   ---------

Cash at Period End                                                                            $ -                         $ -
                                                                                         =========                   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                                                                                         ---------                   ---------
                Interest Paid During the Period                                            $43,336                     $17,982
                                                                                         ---------                   ---------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES:
                                                                                         ---------                   ---------
                Conversion of Accounts Payable to Common Stock                              $7,500
                                                                                         ---------                   ---------
                Conversion of Accrued Expenses to Common Stock                             $52,524                     $20,000
                                                                                         ---------                   ---------

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


                                       Period                      Period
                                       Ended                        Ended
                                     March 31,                    March 31,
                                       2005                        2004
                                  ---------------             ----------------

Preferred stock                       20,786,274              20,296,904

Warrants                               6,921,865               2,991,640
Stock options                          3,477,500               1,877,500
Convertible notes                     12,934,083               1,818,182
                                  ---------------             ----------------

Total                                 44,119,722              26,984,225
                                  ===============             ================

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                    2005              2004
                                                                                    ----              ----
Numerator:
        Income/(loss) from continuing operations                                 ($331,560)     ($310,280)
        Preferred E Series share dividends                                         (39,800)       (36,200)
        Interest paid on convertible notes                                           8,923          2,500
                                                                                 ---------      ---------
        Income/(loss) applicable to common shareholders
        from continuing operations                                                (362,437)      (334,980)
        Inactive and discontinued operations                                          (290)       (45,417)
                                                                                 ---------      ---------
        Net Income/(loss) applicable to common shareholders                      ($362,727)     ($389,397)

Denominator:
        Basic earning(loss) per share-weighted average shares                  117,685,615     87,796,266
        Effect of dilutive securities:
              Convertible notes                                                          0              0
              Preferred stock                                                            0              0
              Share options                                                              0              0
              Warrants                                                                   0              0
                                                                                 ---------      ---------
        Diluted  earning(loss) per share-adjusted weighted average shares
        and assumed conversions                                                117,685,615     87,796,266

Earnings(loss) per share data:
        Basic-continuing operations                                                ($0.003)       ($0.004)
        Basic-inactive and discontinued operations                                  (0.000)        (0.001)
                                                                                 ---------      ---------
        Basic                                                                      ($0.003)       ($0.004)

        Diluted-continuing operations                                              ($0.003)       ($0.004)
        Diluted-inactive and discontinued operations                                (0.000)        (0.001)
                                                                                 ---------      ---------
        Diluted                                                                    ($0.003)       ($0.004)

The conversion of convertible notes, preferred stock, share options, and warrants are anti-dilutive ( assuming conversion into common shares would increase earnings per share or decrease loss per share) and, therefore, not included in the calculation of diluted earnings/(loss) per share

INCOME TAXES

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


The consolidated financial statements include the accounts of the Company, Dialog Group, Inc., and its wholly-owned subsidiaries; Data Dialog, Inc. Healthcare Dialog, Inc., IP2M, and Mail Mogul, Inc. All material inter-company transactions and balances have been eliminated in consolidation.

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005

REPORTING PERIOD

The accompanying condensed consolidated financial statements for the three months ended March 31, 2005 depict the results of operations and cash flows of DDI, DGI, HCD, IP2M, and MMI.

NOTE 2- ACTUAL RESULTS OF OPERATIONS

The following set forth the Company's actual results of operations for the three months ended March 31, 2005, with comparative actual results for the three months ended March 31, 2004

                                                                    Unaudited
                                                                    Three months      Three months
                                                                      Ending            Ending
                                                                  March 31, 2005    March 31, 2004
                                                                  --------------    --------------

REVENUE                                                             $1,716,718        $1,945,432

COST OF SALES                                                          692,652           939,970
                                                                     ---------         ---------

GROSS PROFIT                                                         1,024,065         1,005,462
                                                                     ---------         ---------

OPERATING EXPENSES:
Other Selling, General, and Administrative Expenses                  1,316,040         1,390,901
                                                                     ---------         ---------

TOTAL OPERATING EXPENSE                                              1,316,040         1,390,901
                                                                     ---------         ---------

INCOME (LOSS) FROM OPERATIONS                                         (291,974)         (385,440)
                                                                      ---------         ---------

Other Income (Expenses):
Interest expenses                                                      (43,336)          (18,504)
Other expenses                                                                             1,400
Other income                                                                              92,264
Forgiveness of Debt                                                      3,750
Total other income (expenses)                                          (39,586)           75,160

Net Profit/(Loss) Before Inactive and Discontinued Operations         (331,560)         (310,280)
                                                                      ---------         ---------

Discontinued Operations                                                   (290)                0
                                                                      ---------         ---------

Net Loss                                                              (331,850)         (310,280)
                                                                      =========         =========

NOTE -4  INACTIVE AND DISCONTINUED SUBSIDARIES

During the fourth quarter of 2004, the Company treated IP2M as an inactive business unit. IP2M did not have operational activity for more than fifteen months. The activities formally conducted by IP2M have been absorbed into the operating activities and results of Healthcare

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005

Dialog. This required the elimination of inter-company balances and related transactions of Dialog Group, Healthcare Dialog, and of IP2M. During 2004, in addition to transactions related to IP2M, discontinued operations included transactions related primarily to ThinkDirectMarketing employees' labor arbitration awards and related expenses for legal services.

NOTE 5 - GOING CONCERN CONSIDERATIONS
         -----------------------------

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

The Company amended one existing consulting services agreement to limit its obligation to 1,456,398 shares and entered into new consulting services agreement for 1,000,000 shares, for $13,836 and $7,000, respectively. The companies will, or have provided general investor relations and marketing services.

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

                                       Number of        Value        Value
                                        Shares           Per        of the
Transaction                             Issued          Share     Transaction    Classification
-----------                             ------          -----     -----------    --------------
Consulting                            1,456,398        $0.010        $13,836     Expense included in income from operations
Employee stock awards                   350,000         0.010          3,500     Prepaid and amortize to expense
Consulting                            1,000,000         0.007          7,000     Prepaid and amortize to expense
Employee compensation                 2,000,000         0.005         10,000     Expense included in income from operations
Guarantee and credit
extension by President/C.E.O.         4,750,000         0.005         23,750     Prepaid and amortize to expense
Guarantee and credit
extension by C.O.O./C.F.O               350,000         0.005          1,750     Prepaid and amortize to expense
Employment contract
reduction by President/C.E.O.        10,000,000         0.005         50,000     Prepaid and amortize to expense

Employment contract
reduction by C.O.O./C.F.O             6,500,000         0.005         32,500     Prepaid and amortize to expense

Total 1st quarter                    26,406,398                     $142,336

The value of the transaction is based upon the price per share of the common stock on the date of the transaction along with a valuation factor for the size of the block of stock relative to the average daily trading volume of the stock during immediate thirty trading days prior to date the stock is issued along with trading restrictions placed upon the stock

NOTE 9- ACCRUED LIABILITES

As of March 31, 2005, accrued liabilities consisted of the following:

         Accrued professional fees and other expenses               $ 183,211
         Accrued payroll and payroll taxes                            292,055
         Accrued interest                                              20,438
         Accrued settlements and contingencies                        484,046

                                                                     $979,752
                                                                     ========

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

STOCK OPTIONS

Stock options to purchase 100,000 shares of common stock were granted to an unrelated party, with a fair market value of $1,200, while no options were exercised during the period ending March 31, 2005.

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

                                                                                      Gain or
                                                                                       Loss
                                     Number of         Price          Amount          if any
                                       Shares           Per           of the          on the
Transaction                            Issued          Share        Conversion     Transaction
-----------                            ------          -----        ----------     -----------
Conversion of accrued
vacation- President/C.E.O             2,403,846       $0.010        $24,038.46     Total amount of conversion realized to equity
Conversion of accrued
vacation- C.O.O./C.F.O                1,422,308        0.010        $14,223.08     Total amount of conversion realized to equity
Conversion of accrued
payroll-employee, related party       1,406,249        0.010        $14,062.49     Total amount of conversion realized to equity
Conversion of accounts payable          750,000        0.010         $7,500.00     $3,750 gain is realized to Forgiveness of Debt

Total 1st quarter                     5,982,403                      59,824.03     $3,750

NOTE 11 - STOCK OPTIONS

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

                          Number of        Value            Value
                           Shares           Per            of the
Transaction                Issued          Share         Transaction      Classification
-----------                ------          -----         -----------      --------------
Consulting                  100,000         $0.012             $1,200     Expense included in income from operations
Total 1st quarter           100,000                             1,200

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

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005

Stock options activity for 2005 at March 31, 2005 is as follows:

                                               Number         Weighted Average
                                             Of Shares         Exercise Price
                                             ---------        ----------------
Options Outstanding, December 31, 2004       3,366,898            $0.121

Options Granted                                100,000             0.012
Options Forfeited                               (9,504)            3.000

Options Expired                                      0                 0
Options Exercised                                    0                 0
                                                     -                 -
Options outstanding, March 31, 2005          3,457,394             0.112
                                             =========             =====

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

      Revenues are generated from
      ---------------------------
      o     data from the Dialog Group databases
      o Data Dialog Digital, a product that automatically appends names and addresses to telephone numbers on inbound calls to telephone service centers.
      o     direct mail campaigns

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

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005

SIGNIFICANT CUSTOMERS

No customer in any segment accounted for10%, or greater of the Company's consolidated revenues for 2005, while one customer in the Healthcare segment accounted for approximately 17% of the consolidated revenues, while another customer accounted for 14% of the consolidated revenues for 2004. No customer in the Data segment accounted for more than 3% of the consolidated revenues of the Company in either 2005 or in 2004.

Management is not aware of any known trends, uncertainties, or circumstances that are reasonably likely to have material effect on composition or percentages of significant customers for 2005.

           Three months ended March 31, 2005 Actual Unaudited Results

                                                                                                                  Consolidated
                                                               Corporate     Healthcare        Data                    Total
                                                               ---------     ----------        ----                ------------
REVENUE                                                               $0       $803,199       $913,519               1,716,718

COST OF SALES                                                          0        353,643        339,009                 692,653
                                                                       -        -------        -------                 -------

GROSS  PROFIT                                                          0        449,556        574,509               1,024,065

OPERATING EXPENSES:

Selling, General and Administration Expenses                     465,536        316,372        534,131               1,316,040
                                                                 -------        -------        -------               ---------

TOTAL OPERATING EXPENSE                                          465,536        316,372        534,131               1,316,040
                                                                 -------        -------        -------               ---------

INCOME (LOSS) FROM OPERATIONS                                   (453,536)       133,184         40,378               (291,974)

Other Income(Expenses)

Interest income
Interest expense                                                 (24,556)       (15,863)        (2,916)                (43,336)
Other (expense)
Other income
Forgiveness of debt                                                3,750                                                 3,750
                                                                   -----                                                 -----

Total other income(expenses)                                     (20,806)       (15,863)        (2,916)                (39,586)
                                                                -------        -------         -------                -------

Income/(Loss) Before Inactive and Discontinued Operations       (486,343)       117,321         37,462               (331,850)

Inactive Operations                                                                (290)
Discontinued operations

Net Income/(Loss)                                               (486,343)       117,031         37,462               (331,850)
                                                               =========        =======         ======               =========


Total Net Assets                                                 813,051        795,787        266,279               1,874,117
                                                                 =======        =======        =======               =========
Gross Fixed and Other Assets                                   1,054,807              0        255,034               1,309,841
                                                               =========              =        =======               =========
Accumulated Depreciation and Amortization                        518,384              0        122,886                 641,270
                                                                 =======              =        =======                 =======
Depreciation and Amortization Expense                             78,533              0         20,690                  99,223
                                                                  ======              =         ======                  ======

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005

                Three months ended March 31, 2004 Actual Results

                                                                                                                 Consolidated
                                                                Corporate     Healthcare       Data                  Total
                                                                ---------     ----------       ----              ------------
REVENUE                                                               $0       $933,817       $1,011,615          $1,945,432

COST OF SALES                                                                   449,318          490,652             939,970
                                                                ---------       -------          --------          ----------

GROSS  PROFIT                                                                   484,499          520,963           1,005,462

OPERATING EXPENSES:

Selling, General and Administration Expenses                     605,243        199,147          586,511           1,390,901
                                                                ---------       -------          --------          ----------

TOTAL OPERATING EXPENSE                                          605,243        199,147          586,511           1,390,901
                                                                ---------       -------          --------          ----------

INCOME (LOSS) FROM OPERATIONS                                   (605,243)       285,352          (65,549)           (385,440)
                                                                ---------       -------          --------          ----------

Other Income(Expenses)
Interest income
Interest expense                                                 (10,336)        (8,168)                             (18,504)
Other (expense)
Other income
Forgiveness of debt                                               92,264                           1,400              93,663
                                                                ---------       -------          --------          ----------

Total other income(expenses)                                      81,927         (8,168)           1,400              75,160

Income/(Loss) Before Inactive and Discontinued Operations       (523,316)       277,184          (64,150)           (310,280)
                                                                ---------       -------          --------          ----------

Inactive Operations

Discontinued operations

Net Income/(Loss)                                               (523,316)       277,184          (64,150)           (310,280)
                                                                =========       =======          ========          =========

Total Net Assets                                                 678,763        821,794          459,732           1,960,289
                                                                =========       =======          ========          =========
Gross Fixed and Other Assets                                     816,313              0          197,973           1,014,286
                                                                =========       =======          ========          =========
Accumulated Depreciation and Amortization                        227,343              0           47,399             274,742
                                                                =========       =======          ========          =========
Depreciation and Amortization Expense                             68,026              0          14,967               82,993
                                                                =========       =======          ========          =========

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005

NOTE 14 - LOANS AND NOTES PAYABLE

Loans and notes payable due to non-related parties consisted of the following as of March 31, 2005.

Convertible notes in the aggregate amount of $100,000 due to three former IP2M note holders assumed by the Company. The notes are due August 31, 2004. The notes bear interest at the rate of 10% per annum. The notes are convertible into shares of the Company's common stock. The number of shares to be issued upon conversion will be determined by the closing bid price of the Company's common stock on the date of conversion. Each holder is entitled to convert up to 25% of the initial balance of the note (including accrued interest) each month. During
the Second Quarter of 2004 $75,000.00 of Notes were converted to Common Stock           $   25,000


$115,000 revolving credit agreement with a commercial bank matured on October
13, 2004. The Company is currently in discussions with the bank. The line of credit bears interest at prime plus 2% per annum and is personally guaranteed by
the Company's President and C.E.O.                                                      $ 114,689

Small business loan assumed upon the purchase of Azimuth Target Marketing. The loan bears interest at prime plus 2 1/4 % per annum, due in equal installments
over 36 months, maturing during 2006.                                                   $   2,911

$350,000 line of credit with commercial asset-backed lender with a term of two years beginning August 2004. The line of credit bears interest at prime plus 4% per annum plus on-going fees. It is secured by the Company's accounts receivables, equipment, inventory, and up to $150,000 of the debt is personally guaranteed by the President and C.E.O. of the Company and his spouse.

                                                                                        $ 349,267

Total loans and notes payable                                                           $ 491,867

Less: Current maturities                                                                $ (491,867)
                                                                                        -----------
Long Term Debt                                                                          $        0
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

Convertible Notes in the aggregate amount of $118,045 were issued to the
President and C.E.O, the C.O.O. and C.F.O., along with two employees for unpaid
payroll at December 31, 2004.                                                             $ 118,045

Three notes, in the initial principal amounts of $250,000, $135,000, $125,000, and $45,000 were issued to a fund through the efforts of an affiliated broker-dealer. The Company paid an aggregate of approximately $55,000 to a company whose president is a member of the board of directors of the Company for arranging the sale of these notes. See Note-18 Subsequent events, item one for
additional information.                                                                   $ 555,000

DUE TO RELATED PARTIES

In December 2004, a group of individuals, including a member of board of directors provided approximately $113,000 directly to a supplier for unpaid invoices. The advance is non-interest bearing and due on demand. In January of
2005, a significant portion was repaid.                                                   $  26,000
In conjunction with the Company obtaining a Standby Letter of Credit for the benefit of a supplier of Healthcare Dialog (see Note-7 Letter of Credit), the
President and C.E.O. of the Company personally secured the Letter of Credit by pledging $90,000 of personal assets, the amount of the Standby Letter of credit.
Unless, the Letter of Credit is drawn down on, no amount is payable to the
President and C.E.O. to reimburse the amount drawn against the Standby Letter of
Credit

The President and C.E.O. of Company provided the Company with $25,000 of short-term, $ 25,000 interest-free, unsecured debt.
Total loans and notes payable due to related parties                                      $ 724,045

Less: Current maturities                                                                  $ (51,000)
                                                                                          ----------

Long Term Debt due to related parties                                                     $ 673,045
                                                                                          ==========

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005

CONVERSION OF DEBT DUE TO RELATED PARTIES

During the period ending March, 31, 2005, related parties converted approximately $53,000 of debt, or accrued expenses into equity of the Company. The table presented below provides additional information of conversion of debt due to related parties.

                                                                                    Gain or
                                                                                     Loss
                                 Number of       Price          Amount              if any
                                  Shares          Per           of the              on the
Transaction                       Issued         Share        Conversion          Transaction
-----------                       ------         -----        ----------          -----------
Conversion of accrued
vacation- President/C.E.O         2,403,846       $0.010        $24,038.46     Total amount of conversion is realized to equity
Conversion of accrued
vacation- C.O.O./C.F.O            1,422,308        0.010        $14,223.08     Total amount of conversion is realized to equity
Conversion of accrued
payroll-employee, related
party                             1,406,249        0.010        $14,062.49     Total amount of conversion is realized to equity

Total 1st quarter                 5,232,403                      52,324.03

The value of the transactions is based upon the price per share of the common stock on the date that the transaction occurred.

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

Wells Fargo Financial Leasing, Inc. filed an action against the Company for non-payment of equipment lease commitments made by Healthcare Dialog, Inc. Subsequent to year-end, a settlement was reached and both parties executed the agreement. The amount is fully recorded in the accounts payables of the Company. The balance at March 31, 2005 is $5,000. In April, 2005 balance was paid in full by check.

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005

Collins Ink, in June 2004, obtained a judgment of $92,347 for unpaid invoices. The full amount is recorded in the accounts payable of the Company. In January 2005, the Company made two payments of $5,000 each for a total of $10,000 by check. The balance at March 31, 2005 is $33,109. The Company did not make any payments for the period ending June 30, 2005. The balance at June 30, 2005 is $33,109.

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

EMPLOYEES

In April 2003, Dialog Group received a summons from a Colorado State District Court seeking to enforce a former employee's termination agreement. A settlement agreement was reached for $47,330. TDMI, a discontinued subsidiary, made payments of approximately $45,000 during 2003 and 2004. The balance at March 31, 2005, is $2000 and recorded as an accrual on the books of the Company. This amount is included in accrued settlements and contingencies in Note 9.The balance was paid in full in April, 2005 by check.

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

NOTE 17-FORGIVENESS OF DEBT

During the period ending June 30, 2005


During the period ending March 31, 2005, Management arranged the settlement of accounts payable and other obligations resulting in approximately $3,800 in forgiveness of debt recorded in the Statement of Operations. The table presented below provides additional information on the forgiveness of debt for the period ending March 31, 2005.

                                                                                               Gain or
                                                                                                Loss
                                 Number of        Value           Value                        if any
                                   Shares          Per           of the                        on the
Transaction                        Issued         Share        Transaction                  Transaction
-----------                        ------         -----        -----------                  -----------
Conversion of accrued
vacation- President/C.E.O          2,403,846       $0.005        $12,019.23      Total value of transaction is realized to equity
Conversion of accrued
vacation- C.O.O./C.F.O             1,422,308        0.005         $7,111.54      Total value of transaction is realized to equity
Conversion of accrued
payroll-employee, related
party                              1,406,249        0.005         $7,031.25      Total value of transaction is realized to equity
Conversion of accounts payable       750,000        0.005         $3,750.00      $3,750 gain is realized to Forgiveness of Debt

Total 1st quarter                  5,982,403                      29,912.02      50

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

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005

In May, 2005, the Company signed a letter of intent to acquire an online advertising and affiliate marketing company. The company has developed several new highly customizable online technologies that enhance advertising and marketing performance. The proposed acquisition would allow Dialog Group, Inc. to expand our means of distributing our data services and increase our online presence. The exact terms of the transaction are subject to board of directors' approval along with agreement on a definitive contract.


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

DESCRIPTION OF THE DIVISIONS

      Both of Dialog Group's divisions each currently market its product and service offerings through three branded business organizations. The Data Dialog Division's are Data Dialog Marketing, Data Dialog Digital and Mail Mogul. The Healthcare Dialog Division's are nFusion, +Media, and iData.

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

RESULTS OF OPERATIONS

         DIALOG GROUP

         ----------------------------------------------------------------------------------------------------
         INCOME STATEMENT ITEM                           FIRST QUARTER  2005             FIRST QUARTER  2004
         ---------------------                           -------------------             -------------------
         ----------------------------------------------------------------------------------------------------
         Revenue                                                  $1,717,000                      $1,945,000
         ----------------------------------------------------------------------------------------------------
         Cost of Revenue                                             692,000                         940,000
         ----------------------------------------------------------------------------------------------------
         Operating Expenses                                        1,317,000                       1,391,000
         ----------------------------------------------------------------------------------------------------
         Result of Operations                                       (292,000)                       (385,000)
         ----------------------------------------------------------------------------------------------------
         Net Other Income                                            (39,000)                         75,000
         ----------------------------------------------------------------------------------------------------
         Net Result                                                 (332,000)                       (310,000)
         ------------------------------------------------------------------- --------------------------------

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

      Losses from Operations were $292,000 for the quarter ended March 31, 2005, compared with $385,400 for the quarter ended March 31, 2004, an improvement of approximately $93,400 from the same period a year ago. The positive results can be attributed to lower Cost of Revenue resulting from higher margin businesses making up a greater percentage of Total Sales in the first quarter of 2004 than for the comparable period in 2004. A reduction of Operating Expenses also contributed to the improved results. "Reduce Overhead" has and will continue to be the Dialog Group credo.

      Net Other Income/Expense was an expense of $39,600 for the quarter ended March 31, 2005, compared with Net Other Income/Expense was income of $75,200 for the quarter ended March 31, 2004, an increase of $114,800. The company's other income/expense for this year included interest expenses of approximately $43,300 and income of $3,800, arising from gain on forgiveness of debt. Last year included interest expense of $18,500 and other income of $93,700 that arose primarily from the review of accrued expenses and adjustment to current estimates.

      The Net Loss for the quarter ended March 31, 2005 was $331,800, compared with a Net Loss $310,300 in the quarter ended March 31, 2004, representing an increase of $21,500.

         DATA DIALOG DIVISION:

      ------------------------------------------------------------------------------------
      INCOME STATEMENT ITEM               FIRST QUARTER 2005            FIRST QUARTER 2004
      ---------------------               ------------------            ------------------
      ------------------------------------------------------------------------------------
                                    MAIL MOGUL         DATA DIALOG         MAIL MOGUL ONLY
                                    ----------         -----------         ---------------
      ------------------------------------------------------------------------------------
      Revenue                       $521,000           $392,000                 $814,000
      ------------------------------------------------------------------------------------
      Cost of Revenue                224,000            115,000                  438,000
      ------------------------------------------------------------------------------------
      Operating Expenses             236,000            330,000                  217,000
      ------------------------------------------------------------------------------------
      Result of Operations            62,000            (53,000)                 158,000
      ------------------------------------------------------------------------------------
      Net Other Income                (2,000)            (1,000)                     -0-
      ------------------------------------------------------------------------------------
      Net Result                      60,000            (54,000)                 158,000
      ------------------------------------------------------------------------------------

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

      Mail Mogul's Revenues were $521,500 for the quarter ended March 31, 2005, compared with $813,700 for the same period ended March 31, 2004. The year began with weak sales resulting from fewer experienced sales people on staff and increased competition. During the first quarter of 2005, Sales from Mail Mogul's highest margin "Hot Lead" category was up from the same period a year ago. While highly profitable list Sales were off for the period ending March 31, 2005 from the same periods a year ago, the Sales of low margin consumable supplies were off more significantly from the first quarter of 2004 to first quarter 2005.

      Data Dialog's Costs of Revenue for the first three months of 2005 were $114,800 or 29% of Sales, compared with $52,500, or 27% of sales in the first quarter of 2004. The savings from the Company sales from company-owned data assets was negatively offset by the increase in sales of the lower margin wholesale products along with sales of printing and fulfillment. Cost of Revenue by product varied from 17% of sales to 43% of sales. As sales continue to improve in the quarters ahead, Cost of Revenue percentage should continue to improve as a result of fixed expenses relating to data acquisition and Internet marketing.

      Mail Mogul's Costs of Revenue were $224,200 for the quarter ended March 31, 2005, representing 43% of revenue, compared with $438,100 and 54% of revenue for the quarter ended March 31, 2004. The mix of the business was the major reason for the reduction in the Cost of Revenues percent for Mail Mogul in the first quarter. Sales from the company's lowest Cost of Revenue product "Hot Leads" in the first quarter of 2005 was up for the period ending March 31, 2005, compared to the period ending March 31, 2004. "Hot Leads" is an online community where member mail shops bid on mailing jobs. Sales of low margin mail shop consumable supplies were down significantly from a year ago while sales of higher margin data made up a greater percentage of the total Revenue for the period. Mail Mogul's Cost of Revenue reduction of approximately $214,000 helped to offset the reduction in Revenue during the first quarter of 2005 compared to the first quarter of 2004.

      Data Dialog's Operating Expenses for the three month period ended March 31, 2005 were $330,000, an improvement of approximately $65,000 from the same period a year ago when the figure was $394,900. Operating Expenses decreased from the first quarter of 2004 to the first quarter of 2005, while sales doubled during the same period, contributing to the overall profit improvement of this company. Certain data expenses paid exclusively by Data Dialog in 2004 are being shared in the amount of $17,500 with Mail Mogul in 2005, along with $28,000 of inter-company cost allocations to other divisions, and approximately $ 25,000 related to the transfer of employees from Data Dialog.

      Mail Mogul's Operating Expenses $235,600 for the quarter ended March 31, 2005 compared with $228,000 for the quarter ended March 31, 2004. In 2005, allocation of $35,000 for marketing, administrative and IT expenses were charged to Mail Mogul during the period ending March 31, 2005 that were not charged for the same period in 2004. Management believes the 2005 approach yields a more accurate presentation of operating results.

      Data Dialog's Net Loss from Operations was $52,800 for the first quarter of 2005, compared to a loss of approximately $250,000 for the first quarter of 2004. Investments made in sales staff and an online platform for Data Dialog Marketing are having a positive impact on Data Dialog. Data Dialog Digital was the one product line of the three which showed a profit for the first quarter.

      Mail Mogul's Net Income from Operations for the quarter ended March 31, 2005 was $61,700, compared with approximately $158,000 for the same quarter in 2004. Mail Mogul sales ending March 31, 2005 were down almost $300,000 from the same period a year ago, while Net Income is down by less than $100,000. Management believes the results of the first quarter were attributed to the turnover of experienced sales people and a conscious effort to divert resources away from lower margin categories. Even with a decrease in Revenue, this company was still profitable in the first quarter of 2005, and Management believes the strategy in place will return the bottom line to past year levels.

      HEALTHCARE DIALOG DIVISION

      ----------------------------------------------------------------------------------
      INCOME STATEMENT ITEM         FIRST QUARTER  2005             FIRST QUARTER  2004
      ---------------------         -------------------             -------------------
      ----------------------------------------------------------------------------------
      Revenue                                  $803,000                        $934,000
                                               --------                        --------
      ----------------------------------------------------------------------------------
      Cost of Revenue                           354,000                         449,000
      ----------------------------------------------------------------------------------
      Operating Expenses                        316,000                         199,000
      ----------------------------------------------------------------------------------
      Result of Operations                      133,000                         285,000
      ----------------------------------------------------------------------------------
      Net Other Income                          (16,000)                         (8,000)
      ----------------------------------------------------------------------------------
      Net Result                                117,000                         277,000
      ----------------------------------------------------------------------------------

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

      Healthcare Dialog's Costs of Revenue was $335,000 for the quarter ended March 31, 2005, or 42% of revenue compared with $424,000, and 45% of revenue for the quarter ended March 31, 2004 The reduction is related to using fewer consultants and freelancers for savings of approximately $125,000.. One factor affecting the Cost of Revenue rate was a change in the technology used for the IDATA surveys. This more cost-effective approach was not introduced until after the end of the first quarter of 2004.

      The Healthcare Dialog's consolidated Total Operating Expenses were approximately $316,400 for the three months ended March 31, 2005, compared to $199,100 for the same period a year ago. In the first quarter of 2005, expenses included allocation of approximately $80,000 for IT and administration that were not included in 2004 along with approximately $43,000 related to transfers of employees to Healthcare Dialog from other divisions. Management believes the new approach more accurately presents operating results for each business unit.

         For the three months ended March 31, 2005, Healthcare Dialog's consolidated Net Income from Operations was approximately $153,000 compared to $311,000 in the first quarter of 2004. Healthcare Dialog experienced a decline in volume in the first quarter of 2005, compared to the same period a year ago. It still produced the highest Income from Operations of any of the Dialog Group companies and was still able to produce a 19% Net Income from Operations.

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

      On March 31, 2005 the Healthcare Dialog Division's financial condition included a working capital deficit, of about ($952,000) as compared to a deficit of approximately ($909,000) at December 31, 2004.

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

ITEM 3. CONTROLS AND PROCEDURES.

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

   Exhibit
   Number     Description                                                                Page
     2.1      Third Amended Plan of  Reorganization - Incorporated by reference from       X
              Report on Form 8-K filed on October 12, 2001
     2.2      Amendment  dated  February 27, 2003 to an Agreement  for Merger by and       X
              among IMX  Pharmaceuticals,  Inc.,  a Utah  corporation  ("IMX")  (for itself and for Dialog  Group,  Inc.,  its  successor  by merger),  HCD
              Acquisition,   Inc.  ("HCD  Acquisition"),   a  Delaware  corporation,
              Healthcare Dialog,  Inc., a Delaware corporation ("HCD"), and Peter V.
              DeCrescenzo,  Vincent DeCrescenzo,  Sr., and Cindy Lanzendoen, each an individual,  (collectively,  the  "Shareholders")  and Cater  Barnard, plc, an a corporation  of England and Wales ("CB") -  Incorporated  by reference from Report on Form 8-K filed on March 15, 2003
     2.3      Agreement  for Merger  dated  February  24, 2003 among  Dialog  Group,       X
              Inc.,  a  Delaware   corporation   ("DGI"),   IP2M  Acquisition  Corp.
              ("Acquisition"),  a  Delaware  corporation,  IP2M,  Inc.,  a  Delaware corporation  ("IP2M"),  and Robin Smith,  William  Donovan,  Five Don,
              Ltd. (a/k/a 5 Don Ltd.),  Cameron Bevis,  and Art Sadin - Incorporated
              by reference from Report on Form 8-K filed on March 15, 2003
   3(i).1     Amended and  Restated  Articles of  Incorporation  -  Incorporated  by       X
              reference from Interim Report on Form 8-K filed on March 14, 2003
   3(i).2     Certificate   of   Designation   of  Class  C-1   Preferred   Stock  -       X
              Incorporated  by  reference  from the initial  filing of  registration statement file number 333-106490
   3(i).3     Certificate   of   Designation   of  Class  C-2   Preferred   Stock  -       X
              Incorporated  by  reference  from the initial  filing of  registration statement file number 333-106490
   3(i).4     Certificate   of   Designation   of  Class  C-3   Preferred   Stock  -       X
              Incorporated  by  reference  from the initial  filing of  registration statement file number 333-106490
   3(i).5     Certificate of Cancellation of Class C and Class D Preferred Stock           X
              -Incorporated by reference from the initial filing of
              registration statement file number 333-106490

   3(i).6     Certificate of Amendment for Increased Shares - Incorporated by              X
              reference from the initial filing of registration statement file number 333-106490
   3(i).7     Certificate of Designation of Class E Preferred Stock -                      X
              Incorporated by reference from Amendment # 1 to Annual Report on
              Form 10-KSB filed on October 3, 2005
    3(i).8    Certificate of Elimination of Classes C-1, C-1, and C-3 Preferred            X
              Stock - Incorporated by reference from Amendment # 1 to Annual
              Report on Form 10-KSB filed on J October 3, 2005
   3(i).9     Certificate of Amendment for Increased Shares - Incorporated by              X
              reference from Amendment # 1 to Annual Report on Form 10-KSB filed on October 3, 2005
   3(ii).1    By-laws - Incorporated by reference from Interim Report on Form              X
              8-K filed on March 14, 2003
     4.1      Instruments defining the rights of security holders - Incorporated by X reference from Exhibit 3(i).1 through Exhibit 3(i).10.
     10       Material contracts
    10.1      Employment   Agreement  for  Peter  V.  DeCrescenzo   Incorporated  by       X
              reference  from the Annual  Report on Form  10-KSB  filed on April 14,
              2003
    10.2      Employment   Agreement  for  Vincent   DeCrescenzo   Incorporated   by       X
              reference  from the Annual  Report on Form  10-KSB  filed on April 14,
              2003
    10.3      Employment  Agreement for Cindy  Lanzendoen  Incorporated by reference       X
              from the Annual Report on Form 10-KSB filed on April 14, 2003
    10.5      2002 Stock Option Plan, as amended-  Incorporated  by reference  from        X
              the initial filing of registration statement file number 333-106490
    10.6      Amendment  to  Employment   Agreement  for  Peter  V.   DeCrescenzo  -       X
              Incorporated  by reference from Amendment # 1 to Annual Report on Form
              10-KSB filed on October 3, 2005
    10.7      Amendment  to  Employment  Agreement  for Vincent  DeCrescenzo,  Sr. -       X
              Incorporated  by reference from Amendment # 1 to Annual Report on Form
              10-KSB filed on October 3, 2005
    10.8      Guarantee Agreement with Peter DeCrescenzo - Incorporated by                 X
              reference from Amendment # 1 to Annual Report on Form 10-KSB filed on October 3, 2005

    10.9      Guarantee Agreement with Vincent DeCrescenzo - Incorporated by               X
              reference from Amendment # 1 to Annual Report on Form 10-KSB filed on October 3, 2005
    21.1      Subsidiaries  of the  registrant  -  Incorporated  by  reference  from       X
              Amendment # 1 to Annual  Report on Form 10-KSB filed on October 3, 2005
 31(i)        302 Certification of Chief Executive Officer                                 E-1
 31(ii)       302 Certification of Chief Financial Officer                                 E-3
 32(i)        906 Certification of Chief Executive Officer                                 E-4
 32(ii)       906 Certification of Chief Financial Officer                                 E-4

REPORTS ON FORM 8-K

              Current Report on Form 8-K filed March 4, 2005 covering
Item 8.01.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         DIALOG GROUP, INC.

Date: September 30, 2005

                                         By: /s/ Peter V. DeCrescenzo
                                         ---------------------------------------
                                         Peter V.  DeCrescenzo
                                         President and Chief Executive Officer


SIGNATURE                          TITLE                      DATE
---------                          -----                      ----

/s/ Peter V. DeCrescenzo           Chief Executive Officer    September 30, 2005
------------------------
Peter V. DeCrescenzo

/s/ Vincent DeCrescenzo            Chief Financial            September 30, 2005
------------------------           and Accounting Officer
Vincent DeCrescenzo

                                INDEX TO EXHIBITS

Exhibit No.       Page                  Description
                  No.
 31(i)                   302 Certification of Chief Executive Officer
 31(ii)                  302 Certification of Chief Financial Officer
 32(i)                   906 Certification of Chief Executive Officer
 32(ii)                  906 Certification of Chief Financial Officer