Form 10QSB
period 2005-09-30
DIALOG GROUP INC
filed 2005-11-21
CIK 1051059

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

/X/ Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005.

/_/ Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________.

                          Commission File No. 000-30294

                               DIALOG GROUP, INC.
                               ------------------
                 (Name of Small Business Issuer in its Charter)

Delaware                                                              87-0394290
-------------------------------                                -----------------
(State or Other Jurisdiction of                                 (I.R.S. Employer
Incorporation or Organization)                            Identification Number)

Twelfth Floor, 257 Park Avenue South, New York, NY                     10010
--------------------------------------------------              ----------------
(Address of Principal Executive Offices)                              (Zip Code)

212.254.1917
---------------------------
(Issuer's Telephone Number)
---------------------------

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

      At November 17, 2005 there were 177,578,039 shares of common stock, par value $.001 per share outstanding.

      Transitional Small Business Disclosure Format (check one): Yes / / No /X/

                       DIALOG GROUP, INC. AND SUBSIDIARIES

                                      INDEX
 Page
Number
                         Part I - Financial Information

            Item 1      Financial Statements

F-1 Condensed Consolidated Balance Sheets as of December 31, 2004 (audited) and September 30, 2005 (unaudited)

F-2 Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended September 30, 2005 (unaudited) and September 30, 2004 (unaudited)

F-3 Condensed Consolidated Statements of Operations and Comprehensive Loss for the Nine Months Ended September 30, 2005 (unaudited) and September 30, 2004 (unaudited)

F-4 Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2005 (unaudited) and September 30, 2004 (unaudited)

F-5 to
F-35        Notes to Condensed Consolidated Financial Statements (unaudited)

3-12        Item 2. Management's Discussion and Analysis or Plan of Operation

13          Item 3. Controls and Procedures

                           Part II - Other Information

14          Item 1      Legal Proceedings

15          Item 2      Recent Unregistered Sales of Equity Securities and Use
                        of Proceeds

17          Item 6.     Exhibits

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

ASSETS                                                      September       December 31
                                                               2005            2004
                                                           ------------     ------------
                                                           (Unaudited)
CURRENT ASSETS:
  Cash                                                     $         --          131,690
  Accounts receivable (Net)                                     924,324          608,985
  Prepaid expenses and other current assets                     133,829           68,114
     Total current assets                                     1,058,153          808,789
                                                           -----------------------------

PROPERTY AND EQUIPMENT, NET                                      44,343           42,087

OTHER ASSETS:
  Data assets (net)                                             456,049          521,478
  Website (net)                                                  70,522          106,364
  Affiliate web platform (net)                                  230,993               --
  Security deposits                                              59,320           75,338
  Goodwill                                                    1,026,823                0
                                                           -----------------------------
    Total other assets                                        1,843,707          703,180
                                                           -----------------------------

                                                           -----------------------------
TOTAL ASSETS                                                  2,946,203        1,554,056
                                                           =============================

 and STOCKHOLDERS' EQUITY(DEFICIENCY)
CURRENT LIABILITIES:
  Bank overdraft                                                  3,977     $         --
  Accounts payable                                            2,270,845        1,615,925
  Accrued expenses                                            1,249,262          880,547
  Deferred revenue                                              509,219          808,490
  Notes and loans payable                                       452,889          226,915
  Current liabilities due to related parties                    145,000          113,011
  Other current liabilities                                      94,973           18,139
                                                           -----------------------------
     Total current liabilities                                4,726,165        3,663,027
                                                           -----------------------------

LONG TERM DEBT:
   Pearl Street 5% convertible notes - related party          1,105,000          510,000
   Convertible notes- related parties                            26,000               --
   Convertible notes - related parties employees                218,045          118,045
                                                           -----------------------------
TOTAL LONG TERM DEBT:                                         1,349,045          628,045
                                                           -----------------------------

STOCKHOLDERS' EQUITY (DEFICIENCY):

  Preferred stock                                                   307              313
  Common stock                                                  249,115          116,673
  Additional paid-in-capital                                  7,061,084        5,912,491
  Accumulated deficit                                       (10,296,451)      (8,765,993)
  Dividends-preferred stock                                    (119,400)              --
  Forein currency translation adjustment                        (23,662)              --
                                                           -----------------------------
Total stockholders' equity (deficiency)                      (3,129,007)      (2,736,516)
                                                           -----------------------------
----------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)    $  2,946,203     $  1,554,556
========================================================================================

                          DIALOG GROUP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                   (Unaudited)

                                                                                    2005               2004
                                                                               --------------     --------------
REVENUES                                                                       $    1,927,227     $    2,079,684

COST OF REVENUES                                                                    1,080,041            796,830
                                                                               --------------     --------------

GROSS PROFIT                                                                   $      847,186     $    1,282,854

OPERATING EXPENSES:
  Selling, General and Administrative Expenses                                      1,394,620          1,261,797
                                                                               --------------     --------------

          Total Operating Expenses                                                  1,394,620          1,261,797
                                                                               --------------     --------------

INCOME/( LOSS) FROM OPERATIONS                                                       (547,434)            21,057

OTHER INCOME (EXPENSES):
   Interest expense                                                                   (60,627)           (11,195)
  Other (Expenses)                                                                     (7,971)                --
  Forgiveness of Debt                                                                  81,771            168,898
  Litigation settlement income                                                                           122,710
  Other income                                                                             --             10,581
                                                                               --------------     --------------

          Net Other Income (Expenses)                                                  13,173            290,994
                                                                               --------------     --------------

INCOME/(LOSS)FROM CONTINUING OPERATIONS                                              (534,261)           312,051

INACTIVE & DISCONTINUED OPERATIONS                                                          0           (190,430)
                                                                                                  --------------

NET INCOME/( LOSS)                                                                   (534,261)           121,621

OTHER COMPREHENSIVE INCOME/(LOSS)                                                     (12,555)                 0
  Foreign currency translation adjustments

                                                                               --------------     --------------
TOTAL COMPREHENSIVE INCOME/(LOSS)                                              ($     546,816)    $      121,621
                                                                               ==============     ==============

 Preferred E Series share dividends                                                   (39,800)           (37,000)
 Interest paid on convertible notes                                                    15,683             (4,503)
                                                                               --------------     --------------

 Income/(loss) applicable to common shareholders from continuing operations          (558,378)           270,548
 Inactive and discontinued operations                                                       0           (190,430)
                                                                               --------------     --------------

 Net Income/(loss) applicable to common shareholders                           ($     558,378)    $       80,118
                                                                               ==============     ==============

EARNINGS/( LOSS) PER SHARE, BASIC AND DILUTED ON NET INCOME/(LOSS)             ($       0.004)    $        0.002
FROM CONTINUING OPERATIONS

EARNINGS/(LOSS) PER SHARE ON DISCONTINUED OPERATIONS, BASIC AND DILUTED        $        0.000     ($       0.002)

NET EARNINGS/( LOSS) PER SHARE, BASIC AND DILUTED                              ($       0.004)    $        0.001

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING,                             153,417,666        109,646,719
BASIC AND DILUTED

                       DIALOG GROUP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                   (Unaudited)

                                                                                    2005               2004
                                                                               --------------     --------------
REVENUES                                                                       $    5,063,311     $    6,162,369

COST OF REVENUES                                                                    2,371,192          2,594,804
                                                                               --------------     --------------

GROSS PROFIT                                                                   $    2,692,119     $    3,567,565

OPERATING EXPENSES:
  Selling, General and Administrative Expenses                                      3,984,095          4,074,627
                                                                               --------------     --------------

          Total Operating Expenses                                                  3,984,095          4,074,627
                                                                               --------------     --------------

INCOME/( LOSS) FROM OPERATIONS                                                     (1,291,976)          (507,062)

OTHER INCOME (EXPENSES):
   Interest expense                                                                  (190,014)           (43,751)
  Other (Expenses)                                                                     (7,971)            (1,403)
  Forgiveness of Debt                                                                  94,960            424,945
  Litigation settlement income                                                             --            122,710
  Other income                                                                             --                 --
                                                                               --------------     --------------

          Net Other Income (Expenses)                                                (103,025)           502,501
                                                                               --------------     --------------

INCOME/(LOSS)FROM CONTINUING OPERATIONS                                            (1,395,001)            (4,561)

INACTIVE & DISCONTINUED OPERATIONS                                                    (58,265)          (254,877)
                                                                                                  --------------

NET INCOME/( LOSS)                                                                 (1,453,266)          (259,438)

OTHER COMPREHENSIVE INCOME/(LOSS)
  Foreign currency translation adjustments                                            (12,555)                --

                                                                               --------------     --------------
TOTAL COMPREHENSIVE INCOME/(LOSS)                                              ($   1,465,821)    ($     259,438)
                                                                               ==============     ==============

 Preferred E Series share dividends                                                  (119,400)          (110,200)
 Interest paid on convertible notes                                                    38,213              1,124
                                                                               --------------     --------------

 Income/(loss) applicable to common shareholders from continuing operations        (1,476,188)          (113,637)
 Inactive and discontinued operations                                                 (58,265)          (254,877)
                                                                               --------------     --------------

 Net Income/(loss) applicable to common shareholders                           ($   1,534,453)    ($     368,514)
                                                                               ==============     ==============

EARNINGS/( LOSS) PER SHARE, BASIC AND DILUTED ON NET INCOME/(LOSS)             ($       0.011)    ($       0.001)
FROM CONTINUING OPERATIONS

EARNINGS/(LOSS) PER SHARE ON DISCONTINUED OPERATIONS, BASIC AND DILUTED        ($       0.000)    ($       0.003)

NET EARNINGS/( LOSS) PER SHARE, BASIC AND DILUTED                              ($       0.011)    ($       0.004)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING,                             140,313,708         95,074,262
BASIC AND DILUTED

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2005 & 2004

                                                                                    2005             2004
                                                                                ------------     ------------
Cash Flows from Operating Activities:
     Net Income/( Loss) from continuing operations                              $ (1,395,001)    $     (4,561)
     Gain/(Loss) from inactive/discontinued operations                               (58,265)        (254,877)
      Forign currency translation adjustments                                        (12,555)              --
                                                                                ------------     ------------
     Income/( Loss) from Operations                                             $ (1,465,821)    $   (259,438)

      Adjustments to reconcile net loss
          to net cash used in operating activities of continuing operations:
          Gain on debt settlement                                                    (94,960)        (424,945)
          Depreciation and amortization                                              327,514          255,825
          Bad debt expense                                                            23,554         (143,912)
          Common stock, warrants and stock options issued for services               133,155               --

      Changes in operating assets and liabilities: (Increase) Decrease
          Accounts receivable                                                       (544,297)          91,950
          Prepaid and other current assets                                           (65,715)          50,822
          Security deposits                                                           16,018           12,029
          Accounts payable and accrued expenses: Increase (Decrease)               1,136,640         (213,684)
          Other current liabilities                                                   76,834           85,045
          Deferred revenues                                                         (299,271)         131,421
                                                                                ------------     ------------
                  Net Cash Used in Operating Activities                             (756,349)        (414,887)
                                                                                ------------     ------------

Cash Flows from Investing Activities of Continuing Operations:
          Purchase of property and equipment                                         (16,282)         (20,032)
          Loss of property and equipment                                               1,566                0
          Purchase of database                                                      (174,368)          (4,564)
          Net cash acquired in acquisition of Advaliant                               49,795                0
          Upgrade of website                                                         (17,000)         (25,000)
          Purchase of web platform                                                  (251,992)              --
                                                                                ------------     ------------
                  Net Cash Used in Investing Activities                             (408,281)         (49,596)
                                                                                ------------     ------------

Cash Flows from Financing Activities of Continuing Operations:

           Bank overdraft                                                              3,977               --
          Current liabilities - due to related parties                                31,989               --
          Proceeds from issuance of convertible debt to related parties              621,000          250,000
          Proceeds from issuance of convertible debt to employees                    100,000               --
          Short term borrowing, net                                                  225,974          (37,660)
          Proceeds from sale of common stock                                          50,000                0
          Note receivable - Findstar                                                      --          100,000
          Proceeds from sale of preferred stock                                           --           35,000
                                                                                ------------     ------------
                  Net Cash Provided by Financing Activities                        1,032,940          347,340
                                                                                ------------     ------------

Increase (decrease) in cash                                                     ($   131,690)        (117,143)

Cash at Beginning of Period                                                     $    131,690     $    147,246
                                                                                ------------     ------------

Cash at End of Period                                                           $         --     $     30,103
                                                                                ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                                                                                ------------     ------------
            Interest paid during the period                                     $    129,387     $     43,751
                                                                                ------------     ------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES:
                                                                                ------------     ------------
            Conversion of accrued expenses to common tock                       $     64,982     $          0
                                                                                ------------     ------------
            Conversion of accounts payable to common stock                      $      7,500     $    179,504
                                                                                ------------     ------------
            Conversion of notes payable to common stock                         $     25,000     $     75,000
                                                                                ------------     ------------
            Conversion of class E dividends payable to common stock             $     79,600     $     71,000
                                                                                ------------     ------------
            Conversion of accrued expenses to Series E preferred stock          $          0     $    143,959
                                                                                ------------     ------------
            Exchangeable shares issued in acquisition of Advaliant              $    909,051
                                                                                ------------
            Class F voting preferred shares                                     $          0
                                                                                ------------

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND CAPITALIZATION

On June 30, 2005, Company finalized the acquisition of AdValiant Inc. and the merger was consummated. It became effective June 30, 2005. As a result of the merger, the AdValiant Inc. Exchangeable Shares are now exchangeable for a total of 336,685,584 shares of Dialog Group common stock. In addition, 400 shares of Class F Special Votes Preferred Stock were issued to the former owners of AdValiant. Certificates for 300 shares of Class F Voting Stock and Exchangeable Shares exchangeable for 242,514,188 shares of Dialog Group common stock will be held in escrow pending their distribution pursuant to the merger agreement. The Class F Special Voting Shares do not have a share in the equity of the Company. They pay no dividend and have a liquidation preference of $0.001 per share. They only substitute for the voting power of the shares to be issued for the Exchangeable shares. Each voting share has the voting power is equal to 841,714 shares of Dialog Group common stock. As the Exchangeable Shares are exchanged for common stock, the Class F is cancelled as it is no longer necessary. Their value is strictly nominal. There were no cash proceeds derived from these transactions. The formula provides for release of Exchangeable Shares exchangeable 3,366,856 shares of Dialog Group common stock along with four shares of Class F Special Voting Stock for each $24,000 of gross profit generated by AdValiant. There were no cash proceeds to be derived from these transactions either.

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

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

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

BUSINESS ACTIVITY

The Company, which is headquartered in New York, NY, has offices in Valencia, California, Sunrise, Florida, and Toronto, Canada. The Company's three business segments, On Line Services, Data Services, and Communication Services, provide a combination of traditional advertising (print, broadcast) and marketing services (broadcast, new media, and internet-based promotional venues), as well as a broad spectrum of proprietary and exclusive databases for healthcare, pharmaceutical, consumer and business-to-business market clients.

Additionally, the Company maintains exclusive contracts with leading multi-national pharmaceutical companies to operate maintain and provide content for their consumer-directed Web sites.

Dialog Group's three business segments currently market their product and service offerings through branded, business organizations. The On-Line Services Segment includes AdValiant, Adialogin, and MyMedCenter. The Communications Services Segment includes creative and strategic services. The Data Services Segment includes Data Dialog Marketing, Data Dialog Management, iData, and Mail Mogul.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash.

The Company maintains cash balances at several banks. Accounts at each United States institution are insured by the Federal Deposit Insurance Corporation up to $100,000. From time to time, the Company had cash in financial institutions in excess of federally insured limits. With the acquisition of Advaliant Inc., the Company maintains cash balances at a bank in Canada. The accounts are insured by the Government of Canada up to C$60,000 per account.

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

FOREIGN CURRENCY TRANSLATION

Advaliant Inc's functional currency is the Canadian dollar, its local currency. Accordingly, the balance sheet accounts are translated at the exchange rate in effect at the end of the period and income statement accounts have been translated at the average exchange rate in effect at the end of each period. Translation gains and losses are included as a separate component of stockholders' equity (deficiency) as Foreign Currency Translation and included in Other Comprehensive Income in the income statement.

ACCOUNTS RECEIVABLE

The Company conducts business and extends credit based on the evaluation of its customers' financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. Recoveries of accounts previously written off are recognized as income in the periods in which the recoveries are made. At September 30, 2005, the allowance for doubtful accounts is $367,034. Of this amount, $226,737 is related to the accounts receivable of the acquired company, Advaliant Inc. This amount is based upon Management's estimation of the collectiblity of the acquired accounts receivable, in particular, one client for approximately $100,000 is fully reserved for. $132,500 is related to an agreement and issuance of non-qualified stock options (see Note 6- Non-Trade Accounts Receivable) and the Company's collection efforts.

During the third quarter, the Company increased from $350,000 to $500,000 the line of credit it has with a commercial asset-backed lender. The term is two years beginning August 2004. It is secured by the Company's accounts receivables, equipment, and inventory.

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

The Company has a $500,000 line of credit with a commercial asset-backed lender with a term of two years beginning August 2004. It is secured by the Company's accounts receivables, equipment, and inventory.

GOODWILL AND OTHER ASSETS

Goodwill

The Company tests goodwill and other assets for impairment annually. The provisions of SFAS No. 142 require the completion of an annual impairment test, with the impairments recognized in current earnings.

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

Databases

The databases consist of the one acquired from Healthcare Horizons and other acquired from Azimuth Target Marketing along with the costs of expanding the databases through the use of telephone surveys. As the databases, along with current telephone surveys, are generating revenue streams and are expected to do so in the future, no impairment charge is required. The databases are amortized over a three period, while the telephone surveys which are current in nature, are amortized over five years.

Websites

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

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

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

REVENUE RECOGNITION

The Company recognizes revenues in accordance with SAB 101, which reflects the basic principles of revenue recognition in existing generally accepted accounting principles. Accordingly, revenues are recognized in the Communications Services Division upon a monthly review by management of each agreement to determine the percentage of the goods, or services actually delivered, or provided to customers. In the Data Services Division revenues derived from the sale of twelve-month subscriptions to the Company's mailing lists are deferred and included in income on a monthly basis as revenues are earned. Revenues are earned on other goods or services when actually delivered or provided to the customer. In the Online Services Division, revenues are earned when the goods are delivered to the client.

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

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

                                                 Period           Period
                                                 Ended            Ended
                                                September       September
                                                   30,             30,
                                                  2005            2004
                                              ------------    ------------

Preferred stock                                 61,984,320      21,076,634

Warrants                                         5,241,640       2,991,640
Stock options                                    3,477,500       3,477,500
Convertible notes                              134,904,500         454,545

                                              ------------    ------------
Exchangeable shares- purchase of Advaliant     336,685,584               0
                                              ------------    ------------

Total                                          542,239,544      28,000,319
                                              ============    ============

                                                                                     Three Months Ended
                                                                                       September 30,
                                                                                   2005               2004
                                                                             --------------     --------------
Numerator:
        Income/(loss) from continuing operations                             ($     534,261)    $      312,051
        Preferred E Series share dividends                                          (39,800)           (37,000)
        Interest paid on convertible notes                                           15,683                625
                                                                             --------------     --------------
        Income/(loss) applicable to common shareholders
        from continuing operations                                                 (558,378)           275,676
        Inactive and discontinued operations                                              0           (190,430)
                                                                             --------------     --------------
        Other comprehensive income/(loss)                                           (12,555)                 0
                                                                             --------------     --------------
        Net Income/(loss) applicable to common shareholders                        (570,933)            85,246

Denominator:
        Basic earning(loss) per share-weighted average shares                   153,417,666        109,646,719
        Effect of dilutive securities:
              Convertible notes                                                           0                  0
              Preferred stock                                                             0                  0
              Share options                                                               0                  0
              Warrants                                                                    0                  0
                                                                             --------------     --------------
        Diluted  earning(loss) per share-adjusted weighted average shares       153,417,666        109,616,719
        and assumed conversions

Earnings(loss) per share data:
        Basic-continuing operations                                          ($       0.004)    $        0.002
        Basic-inactive and discontinued operations                                        0     ($       0.002)
                                                                             --------------     --------------
        Basic                                                                ($       0.004)    $        0.001

        Diluted-continuing operations                                        ($       0.004)    $        0.002
        Diluted-inactive and discontinued operations                                      0     ($       0.002)
                                                                             --------------     --------------
        Diluted                                                              ($       0.004)    $        0.001

The conversion of convertible notes, preferred stock, share options, and warrants are anti-dilutive (assuming conversion into common shares would increase earnings per share or decrease loss per share) and, therefore, not included in the calculation of diluted earnings/(loss) per share

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                  2005               2004
                                                                             --------------     --------------
Numerator:
        Income/(loss) from continuing operations                             ($   1,395,001)    ($       4,561)
        Preferred E Series share dividends                                         (119,400)          (110,200)
        Interest paid on convertible notes                                           38,213              6,252
                                                                             --------------     --------------

        Income/(loss) applicable to common shareholders
        from continuing operations                                               (1,476,188)          (108,509)
        Inactive and discontinued operations                                      (58,,265)           (254,877)
        Other comprehensive income/(loss)                                           (12,555)                 0
                                                                             --------------     --------------
        Net Income/(loss) applicable to common shareholders                      (1,488,743)          (363,386)

Denominator:
        Basic earning(loss) per share-weighted average shares                   140,313,708         95,074,262
        Effect of dilutive securities:
              Convertible notes                                                           0                  0
              Preferred stock                                                             0                  0
              Share options                                                               0                  0
              Warrants                                                                    0                  0
                                                                             --------------     --------------
        Diluted  earning(loss) per share-adjusted weighted average shares
        and assumed conversions                                                 140,313,708         95,074,262

Earnings(loss) per share data:
        Basic-continuing operations                                          ($       0.011)    ($       0.001)
        Basic-inactive and discontinued operations                           ($       0.000)    ($       0.003)
                                                                             --------------     --------------
        Basic                                                                ($       0.011)    ($       0.004)

        Diluted-continuing operations                                        ($       0.011)    ($       0.001)
        Diluted-inactive and discontinued operations                         ($       0.000     ($       0.000)
                                                                             --------------     --------------
        Diluted                                                              ($       0.011)    ($       0.004)

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

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company incurred $23,801and $750 in advertising costs for the three month period ended September 30, 2005 and September 30, 2004, respectively. The Company incurred $40,835 and $11,509 in advertising costs for nine months ended September 30, 2005 and September 30, 2004, respectively.

STOCK-BASED COMPENSATION

On August 31, 2005, the FASB issued FSP FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R). The Board directed the FASB staff to issue this FASB Staff Position (FSP) to defer at this time the requirement of FASB Statement No 123 (revised 2004), Share-Based Payment, that a freestanding financial instrument originally subject to Statement 123(R) becomes subject to recognition and measurement requirements of other applicable generally accepted accounting principles (GAAP) when the rights conveyed by the instrument are no longer dependent on the holder being an employee of the entity The guidance in this FSP supersedes FSP EITF 00-19-01, " Application of EITF Issue No. 00-19 to Freestanding Financial Instruments Issued as Employee Compensation," and amends paragraph 11(b) of FASB Statement No.133, Accounting for Derivative Instruments and Hedging Activities, and Statement 133 Implementation Issue No. C3 ", Scope Exceptions: Exception Related to Share-Based Payment Arrangements." The Company does not expect that FSP FAS 123(R)-1 to have material affect on its financial statements.

In December 2004, the FASB issued SFAS No. 123R, "Accounting for Stock-Based Compensation". This statement is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No.25, "Accounting for Stock Issued to Employees". This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models.

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

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

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

PRINCIPLES OF CONSOLIDATION

In the opinion of the Company, the accompanying unaudited consolidated financial statements prepared in accordance with instructions for Form 10-QSB, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. It is suggested that these consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 2004. The balance sheet as of December 31, 2004 was derived from audited financial statements as of that date. The results of operations for the three months ended September 30, 2005 along with nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements include the accounts of the Company, Dialog Group, Inc., and its wholly-owned subsidiaries; Advaliant, Inc., Advaliant USA, Inc. Data Dialog, Inc. Healthcare Dialog, Inc., IP2M, and Mail Mogul, Inc. All material intercompany transactions and balances have been eliminated in consolidation.

REPORTING PERIOD

The accompanying condensed consolidated financial statements for the three months and nine months ended September 30, 2005.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On October 6, 2005, the FASB issued FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period. The FASB staff position is rental cots incurred during and after a construction period are for the right to control the use of the leased asset during and after the construction of a lessee asset. Therefore, rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense. The rental cots shall be included in income from continuing operations. At this time, this FAS does not have a material effect on the financial statements of the Company. The Company does include rental costs in income for continuing operation in it statement of operations.

On August 31, 2005, the FASB issued FSP FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R). The Board directed the FASB staff to issue this FASB Staff Position (FSP) to defer at this time the requirement of FASB Statement No 123 (revised 2004), Share-Based Payment, that a freestanding

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

financial instrument originally subject to Statement 123(R) becomes subject to recognition and measurement requirements of other applicable generally accepted accounting principles (GAAP) when the rights conveyed by the instrument are no longer dependent on the holder being an employee of the entity. The guidance in this FSP supersedes FSP EITF 00-19-01, " Application of EITF Issue No. 00-19 to Freestanding Financial Instruments Issued as Employee Compensation," and amends paragraph 11(b) of FASB Statement No.133, Accounting for Derivative Instruments and Hedging Activities, and Statement 133 Implementation Issue No. C3 ", Scope
Exceptions: Exception Related to Share-Based Payment Arrangements." The company does not expect that FSP FAS 123(R)-1 to have a material affect on its financial statements.

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

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

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

On March 29, 2005, the SEC published Staff Accounting Bulletin No. 107. The interpretations in this staff accounting bulletin ("SAB") express the views of the staff regarding the interaction between the Statement of Financial Accounting Standards Statement No. 123 (revised 2004), Share-Based Payment ("Statement 123R" or the Statement") and certain Securities and Exchange Commission ("SEC") rules and regulations and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular, this SAB provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of Statement 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123R, the modification of employee share options prior to adoption of Statement 123R and disclosures in Management's Discussion and Analysis ("MD&A") subsequent to adoption of Statement 123R. The Company does not expect Staff Accounting Bulletin No. 107 to have a material effect on its financial statements.

NOTE 2- ACTUAL RESULTS OF OPERATIONS

The following set forth the Company's actual results of operations for the three months ended September 31 2005, with comparative actual results for the three months ended September 30, 2004.

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

                                                  (Unaudited)      (Unaudited)
                                                 Three months     Three months
                                                    Ending           Ending
                                                 September 30,    September 30,
                                                     2005             2004
                                                 ------------     ------------

REVENUE                                          $  1,927,227     $  2,079,684

COST OF REVENUES                                    1,080,041          796,830
                                                 ------------     ------------

GROSS PROFIT                                          847,186        1,282,854

OPERATING EXPENSES:
Selling, General, and Administrative Expenses       1,394,621        1,261,797
                                                 ------------     ------------

TOTAL OPERATING EXPENSE                             1,394,621        1,261,797
                                                 ------------     ------------

INCOME (LOSS) FROM OPERATIONS                        (547,435)          21,057
                                                 ------------     ------------

Other Income (Expenses):
Interest expenses                                     (60,627)         (11,195)
Other expenses                                         (7,971)
Other income                                                            10,581
Forgiveness of Debt                                    81,771          168,898
Litigation Settlement                                                  122,710
                                                 ------------     ------------
Total other income (expenses)                          13,174          290,994
                                                 ------------     ------------

Net Income/(Loss) From Continuing Operations         (534,261)         312,051

Inactive/ Discontinued Operations                                     (190,430)
                                                 ------------     ------------

Net Income/( Loss)                                   (534,261)         122,621

Other Comprehensive Income/(loss)
Foreign currency translation adjustments              (12,555)               0
                                                 ------------     ------------

Comprehensive Income/(Loss)                      $   (546,816)    $    122,621
                                                 ============     ============

The following set forth the Company's actual results of operations for the nine months ended September 30, 2005, with comparative actual results for the September months ended September 30, 2004

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

                                                  (Unaudited)      (Unaudited)
                                                  Nine months      Nine months
                                                    Ending           Ending
                                                 September 30,    September 30,
                                                     2005             2004
                                                 ------------     ------------

REVENUE                                          $  5,063,311     $  6,162,369

COST OF REVENUES                                    2,371,192        2,594,804
                                                 ------------     ------------

GROSS PROFIT                                        2,692,119        3,567,565

OPERATING EXPENSES:
Selling, General, and Administrative Expenses       3,984,095        4,074,627
                                                 ------------     ------------

TOTAL OPERATING EXPENSE                             3,984,095        4,074,627
                                                 ------------     ------------

INCOME (LOSS) FROM OPERATIONS                      (1,291,976)        (507,062)
                                                 ------------     ------------

Other Income (Expenses):
Interest expense                                     (190,014)         (43,751)
Other expenses                                         (7,971)          (1,403)
Forgiveness of Debt                                    94,960          424,945
Litigation Settlement                                       0          122,877
                                                                  ------------
Total other income (expenses)                        (103,025)         502,501

Net Income/(Loss) from Continuing Operations       (1,395,001           (4,561)
                                                 ------------     ------------

Inactive/ Discontinued Operations                     (58,265)        (254,877)

Net Income/( Loss)                                 (1,453,266)        (259,438)

Other Comprehensive Income/(Loss)
Foreign currency translation adjustments              (12,555)               0
                                                 ------------     ------------

Comprehensive Income/(Loss)                      $ (1,465,821)    ($   259,438)
                                                 ============     ============

NOTE 3- ACQUISTIONS

ACQUISITION OF ADVALIANT INC.

On June 30, 2005, Company finalized the acquisition of AdValiant Inc. and the merger was consummated. It became effective June 30, 2005. As a result of the merger, the AdValiant Inc. Exchangeable Shares are now exchangeable for a total of 336,685,584 shares of Dialog Group common stock. In addition, 400 shares of Class F Special Votes Preferred Stock were issued to the former owners of AdValiant. Certificates for 300 shares of Class F Voting Stock and Exchangeable Shares exchangeable for 242,514,188 shares of Dialog Group common stock will be held in escrow pending their distribution pursuant to the merger agreement. The Class F Special Voting Shares do not have a share in the equity of the Company. They pay no dividend and have a liquidation preference of $0.001 per share. They only substitute for the voting power of the shares to be issued for the Exchangeable shares. Each voting share has the voting power is equal to 841,714 shares of Dialog Group common stock. As the Exchangeable Shares are exchanged for common stock, the Class F is cancelled as it is no longer necessary. Their

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

value is strictly nominal. There were no cash proceeds derived from these transactions. The formula provides for release of Exchangeable Shares exchangeable 3,366,856 shares of Dialog Group common stock along with four shares of Class F Special Voting Stock for each $24,000 of gross profit generated by AdValiant. There were no cash proceeds to be derived from these transactions either. The consideration also included $214,572 of estimated transaction costs.

The table presented below sets forth the maximum consideration to be paid by the Company, which may be subject to certain adjustments as described below.

Exchangeable shares (336,685,584 at $0.011 per share)       $3,636,204
Class F voting preferred stock (400 at $0.000 per share)             0
Estimated transaction costs                                    214,572
                                                            ----------

Total Maximum Purchase Price                                $3,850,776
                                                            ==========

The table presented below sets forth the preliminary allocation of the purchase price of Advaliant Inc. tangible and intangible assets and liabilities assumed at June 30, 2005. The Company is still in the process of obtaining a third-party valuation of the affiliate web platform, an intangible asset. Accordingly, allocation of the purchase price is subject to modification in the future. Any such modification is not expected to significant.

 Under terms of the acquisition agreement, former shareholders of Advaliant Inc. are entitled additional consideration in the form of the Company's common stock if certain future operating performance targets are met. If those operating targets are met, the value of the consideration ultimately paid will be added to the cost of the acquisition, which will increase the amount of goodwill arising from the acquisition.

The table presented below sets forth the initial consideration paid by the Company, which may be subject to certain adjustments as described below. Under terms of the acquisition agreement, the Company was required to issue shares equal to 25% of the maximum purchase price of $3,636,204.

Exchangeable shares (336,685,584 at $0.011 per share) at 25%    $   909,051
Class F voting preferred stock (400 at $0.000 per share)                  0
Estimated transaction costs                                         214,572
                                                                -----------

Total Maximum Purchase Price                                    $ 1,123,623
                                                                ===========

Allocation of initial consideration is presented below

Cash                                                            $    15,291
Accounts receivable, net of reserves of $241,160                    180,121
Other receivables                                                   130,934
Prepaid expenses and other current assets                             2,822
Property and equipment                                               11,984
Affiliate web platform                                              251,991
Goodwill                                                          1,026,823
Accounts payable                                                   (464,054)
Accrued expenses                                                    (13,133)
Other current liabilities                                           (19,154)
                                                                -----------
Total                                                           $ 1,123,622
                                                                ===========

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

UNAUDITED PRO-FORMA RESULTS OF OPERATIONS

The following table sets forth the Company's results of operation for three months ending September 30, 2005 and the nine months ending September, 2005 with comparative results of operations for the three months ending September 30, 2004 and nine months ending September 30, 2004, as if the acquisition of Advaliant Inc. had taken place on January 1, 2005.

                                            Three               Three             Nine               Nine
                                            Months             Months            Months             Months
                                            Ending             Ending            Ending             Ending
                                        September 30,      September 30,     September 30,      September 30,
                                             2005               2004              2005               2004
                                       --------------     --------------    --------------     --------------
REVENUE                                $    1,927,227     $    2,079,684    $    6,544,672     $    6,162,369

INCOME/(LOSS)FROM OPERATIONS           $     (547,435)    $       21,057    $   (1,440,866)    $     (507,062)

COMPREHENSIVE INCOME/(LOSS)            $     (546,816)    $      121,621    $   (1,631,987)    $     (259,438)

PRO FORMA COMPRENSIVE INCOME/(LOSS)
BASIC AND DILUTED  PER SHARE           ($       0.004)    $        0.001    ($       0.011)    ($       0.004)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUSTANDING,
BASIC ANS DILLUTED                        153,417,666        109,646,719       140,313,708         95,074,262

NOTE 4-INACTIVE AND DISCONTINUED SUBSIDARIES

For 2004, the costs directly relate to ThinkDirectMarketing supplier litigation settlement expenses and TDMI supplier related expenses along with HCH supplier litigation expenses and HCH supplier related expenses. For 2005, the costs relate to ThinkDirectMarketing supplier litigation expenses.

NOTE 5 - GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements have been presented assuming the continuity of the Company as a going concern. However, the Company has incurred substantial losses resulting in an accumulated deficit of $10,296,451 as of September 30, 2005. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.

Management's plans with regards to this issue are as follows:

LIQUIDITY

For the short term, less than twelve months, Management continues to review means of raising funds including issuing debentures and equity instruments, but at this time has no investor interest. The Company is also reviewing the sale of non-core assets. While no new commitments are under review at this time, in the past, Management and key executives have guaranteed notes for the company and used their personal credit to meet company obligations.

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

In addition, some managers have converted salary to stock in an effort to reduce overhead. No one has offered to take these kinds of steps for the next twelve months at this point.

Management's plans concerning funding long-term obligations and needs are as follows:

Management has hired a company to inform potential investors and the public about the company in the hopes of raising capital. This approach is new and Management has no results as of this date and is not depending on this approach for the capital it needs. Management has had an initial meeting with a potential investment group and made a presentation, but is not depending on this investor. No potential source of capital has been identified at this time for either the long or short term obligations of The Company. While Management makes no guarantees they will be successful it will continue these strategies.

For three months and nine months ending September, 30, 2005, the Company raised $50,000 in new equity by issuing 5,000,000 shares of common stock at $0.01 for $50,000 in a sale for cash. See Note 10, Equity Common Stock for further details.

For three months and nine months ending September, 30, 2005, the Company converted approximately $110,000 and $178,000, respectively of debt and accrued expenses. See Note 10, Equity Conversion of Debt for further details.

For the nine months ending September 30, 2005, the Company arranged for the payment various goods and services provided by employees and suppliers in stock-based compensation transactions valued at approximately $154,000. See Note 8, Stock-Based Compensation for further details

In April, 2005, the Company issued a 5% convertible note in the amount of $550,000 in a related party transaction. The Company obtained the $500,000 in April. In connection with arranging the sale of this note, the Company paid $50,000 to a company whose president is a member of the board of directors of the Company.

In April, 2005, the Company and the holder of $555,000 of convertible notes sold them to another related party. As part of transaction, the accrued interest was forgiven, the warrants originally issued with the notes were cancelled, and the conversion price was changed. A new note, for $555,000 was issued to replace the four notes that were cancelled.

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

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

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

NOTE 6- NON-TRADE RECEIVABLE

On November 19, 2004, the Company amended a prior agreement pursuant to which a non-qualified stock option had been issued. On November 19, 2004, the optionee executed its rights to purchase $200,000 of Dialog Group, Inc. common stock at the price of $0.06 per share for a total of 3,333,333 immediately upon the registration and delivery of shares. The Company complied with the requirements of Notice of Option Purchase. The optionee, to date, has provided only approximately $67,000 of the $200,000 that it is committed to pay to the Company. The Company has reserved for the entire unpaid balance of $132,500 due to the uncertainty of collection. The Company has hired an attorney In March to pursue collection of the unpaid balance. The Company has received a default judgment for the full amount of $132,500 owed to it. The Company is aggressively pursuing collections efforts to enforce the judgment.

NOTE 7- LETTER OF CREDIT

In connection with a supplier agreement of Healthcare Dialog, the Company arranged for a Standby Letter of Credit in the amount of $90,000 in February of 2005. The Letter of Credit is in effect for one year from February 2005. As the Company did not have the required financial assets to collateralize the Letter of Credit, the collateral for the Letter of credit is secured by personal assets of the Company's President and C.E.O. (See Note 15-Related Party Transactions).The agreement with the supplier requires Healthcare Dialog to replenish any draws by the supplier against the Standby Letter of Credit. During the period ending June 30, 2005, as was the case for the period ending March 31, 2005, the supplier did not draw against the Letter of Credit. In July 2005, the supplier did draw approximately $36,000 against the Letter of Credit. The Company replenished the original value of the Letter of Credit with the in the agreement with the supplier. Also, in the third quarter, the supplier drew down against the Letter of Credit. In this case, the Company did not replenish the original value of the Letter of Credit. The bank, then liquidated the underlying collateral.

NOTE 8- STOCK-BASED COMPENSATION

For the nine months ending September 30, 2005, the Company entered into stock-based compensation transactions valued at approximately $154,000.

During the three month period ending September 30, 2005, the Company's Board of Directors authorized it to issue an additional 500,000 shares of common stock valued at $2,500 to the President and C.E.O. as consideration for personally guaranteeing certain obligations of the Company.

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

The table presented below provides additional information on the stock-based compensation for the three month period ending September 30, 2005.

                                                      Number of     Value          Value
                                                       Shares        Per          of the
Transaction                                            Issued       Share       Transaction
-----------                                            ------       -----       -----------
Guarantee and credit extension by President/C.E.O.     500,000     $0.0050        $2,500

Total 3rd quarter                                      500,000                     2,500

The transactions were recorded during the period three month ending September 30, 2005 as,

Operating expenses on the Statement of Operations                     $    2,500
                                                                      ----------

Total                                                                 $    2,500
                                                                      ==========

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

The table presented below provides additional information on the stock-based compensation for the three month period ending June 30, 2005.
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

The transactions were recorded during the three month period ending June 30, 2005 as,

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

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

As consideration for personally guaranteeing certain obligations of the Company, the Board of Directors authorized the Company to issue 4,750,000 shares of common stock worth $23,750 to the President and C.E.O. and 350,000 shares of common stock worth $1,750 to the C.O.O. and C.F.O.

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

The Company amended one existing consulting services agreement to limit its obligation to 1,456,398 shares and entered into new consulting services agreement for 1,000,000 shares, worth $13,835 and $7,000, respectively. The consultants will, or have provided general investor relations and marketing services.

The Company offered potential stock awards to two employees. The Company will provide 350,000 shares valued at $3,500. To receive the award, the employees must be employed at the Company at December 31, 2005. The Company has issued the shares but placed them with an escrow agent. The Company accounted for the transactions in accordance with FASB 123R as issued in December 2004.

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

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 9- ACCRUED LIABILITES

As of September 30, 2005, accrued liabilities consisted of the following:

      Accrued professional fees and other expenses              $  233,102
      Accrued payroll and payroll taxes                            658,808
      Accrued interest                                              26,440
      Accrued settlements and contingencies                        330,913
                                                                ----------

      Total                                                     $1,249,262
                                                                ==========

See Note 16-Litigation for the specific items that comprise the $330,913 in Accrued settlements and contingencies.

NOTE 10 - EQUITY

COMMON STOCK

During the three months and nine months ending September 30, 2005, the President of Advaliant USA, Inc. who is also a director of Dialog Group, Inc. purchased 5,000,000 shares of the Company's shares at $0.01 per share for $50,000 in a cash transaction. The Company used the proceeds of the sale for working capital and other corporate requirements.

During the three months ending September 30, 2005, the Company transacted the following. In all cases, no cash proceeds were derived from these transactions.

The Company issued 260,560 shares in connection of the conversion of 6,514 shares of B-1 Convertible Preferred Stock. The Company issued 1,984,048 shares in connection with conversion of a Convertible Promissory Note of IP2M, Inc. along with accrued interest on the Note. The Company issued 3,960,198 shares in connection with the payment of the series E Preferred Stock dividends accrued during 2005. During the three month period ending September 30, 2005, the Company's the Board of Directors authorized It to issue an additional 500,000 shares of common stock valued at $2,500 to the President and C.E.O. as consideration for personally guaranteeing certain obligations of the Company.

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

EXCHANGEABLE SHARES

On June 30, 2005, Company finalized the acquisition of Advaliant Inc. and the merger was consummated. It became effective June 30, 2005. As a result of the merger, the Advaliant Inc. exchangeable shares are exchangeable for a maximum not to exceed of 336,685,584 shares of Dialog Group; Certificates for Exchangeable Shares exchangeable for 242,514,188 shares of Dialog Group common stock will be held in escrow pending their distribution pursuant to the

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

merger agreement. The formula provides for release of Exchangeable Shares exchangeable of a maximum of 3,366,856 shares of Dialog Group common stock along with four shares of Class F Special Voting Stock for each $24,000 of gross profit generated by Advaliant. There were no cash proceeds derived from these transactions.

PREFERRED STOCK

CLASS F VOTING PREFERRED STOCK

In connection with the acquisition of Advaliant Inc., the Company issued 400 shares of class F. The class F shares of stock do not have a share in the equity of the Company. They pay no dividends and have a liquidation preference of $0.001 per share. They only substitute for the voting power of the shares to be issued for the Exchangeable shares. The voting power of each share is equal to 841,714 shares of Dialog Group common stock. As the shares are exchanged, the Class F is cancelled. The value is strictly nominal and, together with the Exchangeable Shares, can be converted into the stated number of Dialog Group, Inc. common shares. There were no cash proceeds derived from these transactions.

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

During the three month ending September 30, 2005, 6514 shares of B-1 Preferred Stock were converted to 260,560 shares of common stock.

During the nine months ending September 30 2005, no debt was converted into preferred stock.

STOCK OPTIONS

For the three month ending September 30, 2005, the Company did not grant any stock, while no stock options were exercised and approximately 347,000 options were forfeit.

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

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

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

During the period ending September 30, 2005, quarterly dividends accrued on the Company's Class E Preferred Stock at the rate of $400 per share, per quarter, for a total of $39,800 accrued and unpaid. Additionally, the Company paid the cumulative amount accrued and unpaid dividends at September 30, 2005 of $159,000 by issuing 9,313,498 shares of common stock of the Company. At September 30, 2005 the cumulative amount accrued and unpaid dividends is $39,800.

During the period ending June 30, 2005, quarterly dividends accrued on the Company's Class E Preferred Stock at the rate of $400 per share, per quarter, for a total of $39,800 accrued and unpaid. At June 30, 2005 the cumulative amount accrued and unpaid dividends is $79,600.

During the period ending March 31, 2005, quarterly dividends accrued on the Company's Class E Preferred Stock at the rate of $400 per share, per quarter, for a total of $39,800 accrued and unpaid for at March 31, 2005.

CONVERSION OF PREFERRED STOCK INTO COMMON STOCK

During the three month period ending September 30, 2005, 6,514 shares of series B-1 preferred stock was converted into 250,560 shares of common stock.

During the period ending June 30, 2005, no conversions took place.

During the period ending March 31, 2005, 247,120 shares of series B Preferred stock was converted into 3,086,196 shares of common stock.

CONVERSION OF DEBT

During the nine months ending September 30, 2005, the Company has converted approximately $178,000 of debt and accrued expenses into equity.

During the three month period ending September 30, 2005, approximately $110,000 of debt and accrued expenses were converted into common stock. The table presented below provides additional information related to conversion of debt during the three month period ending September 30, 2005.

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

                                                                                                         Gain or
                                                                                                         Loss
                                                        Number of         Value           Amount         if any
                                                          Shares           Per            of the         on the
Transaction                                               Issued          Share         Conversion       Transaction
Conversion of  convertible note                                                           $25,000.00
Conversion of  convertible note's accrued interest                                         $5,157.53
                                                                                      ---------------
Total for note and accrued interest                       1,984,048       $0.0152         $30,157.53     None. Reduced liabilities
Conversion of 1st quarter accrued dividends               2,532,614       $0.0157         $39,800.00     None. Reduced liabilities
Conversion of 2nd quarter accrued dividends               2,822,696       $0.0141         $39,800.00     None. Reduced liabilities

Total 3rd Quarter                                         7,337,348                         $109,758

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

                                                     Number of      Price        Amount
                                                       Shares        Per         of the
Transaction                                            Issued       Share      Conversion
-----------                                            ------       -----      ----------
Conversion of payroll- employee/non related            761,839     $0.00495     $3,618.74
                                                       -------                  ---------

Total 2nd quarter                                      761,839                  $3,618.74

The transactions for the three month period ending June 30, 2005 are recorded as,

Equity on the Balance Sheet                                           $    3,319
Forgiveness of debt on the Statement of Operations                         3,681
Operating expenses on the Statement of Operations                          7,730
Total                                                                      3,619
                                                                      ==========

The value of the transaction is based upon the price per share of the common stock on the date of the transaction along with a valuation factor based on the trading restrictions placed upon the stock and the size of the block of stock relative to the average daily trading volume of the stock along with during the immediate thirty trading days prior to date the stock is issued along with trading restrictions placed upon the stock.

During the three month period ending March 31, 2005, approximately $60,000 of debt and accrued expenses were converted into common stock. The table presented below provides additional information related to conversion of debt during the period ending March 31, 2005

                                                         Number of       Price       Amount
                                                           Shares         Per        of the
Transaction                                                Issued        Share     Conversion
-----------                                                ------        -----     ----------
Conversion of accrued vacation- President/C.E.O           2,403,846      $0.010    $24,038.46
Conversion of accrued vacation- C.O.O./C.F.O              1,422,308       0.010     14,223.08
Conversion of accrued payroll-employee, related party     1,406,249       0.010     14,062.49
Conversion of accounts payable                              750,000       0.010      7,500.00
                                                          ---------                ----------

Total 1st quarter                                         5,982,403                $59,824.03
                                                         ==========                ==========

The transactions for the three month period ending March 31, 2005 are recorded as,

Equity on the Balance Sheet                                           $   56,074
Forgiveness of debt on the Statement of Operations                         3,750
                                                                      ----------

Total                                                                     59,824
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

During the three month period ending September 30, 2005, the Company did not grant any stock options.

Stock options activity for 2005 for nine months ending September 30, 2005 is as follows:

                                               Number     Weighted Average
                                              Of Shares    Exercise Price
                                              ---------    --------------
Options Outstanding, December 31, 2004        3,366,898     $      0.121

Options Granted                                 100,000            0.012
Options Forfeited                              (356,338)           0.235
Options Expired                                       0                0
Options Exercised                                     0                0

Options outstanding, September 30, 2005       3,110,560     $      0.106
                                           ============     ============

During the three months ending September 30, 2005, zero options vested for a total of 1,220,932 options vesting during the nine months ending September 30, 2005. Total number of options vested at September 30, 2005 is 2,568,893, while 541,667 options are non-vested.

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

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

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

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

EMPLOYMENT CONTRACTS

The Company has employment contracts with four employees. Employment contracts at June 30, 2005 are as follows.
                                               Annual
Position                                    Compensation
--------                                    ------------
President and C.E.O                         $    250,000
C.O.O. and C.F.O                            $    150,000
Corporate Secretary and General Council     $     36,000
Administrative Head of Healthcare Dialog    $    150,000

The employment contracts for the President and C.E.O, C.O.O. and C.F.O., and the Administrative Head of Healthcare Dialog are for one year, with initial term ending March 31, 2005, extendable for successive one year terms, unless terminated at the end of the term by either party upon ninety days written notice to the other party. Annual increases at the first of every year shall be at least the percentage of the prior year's C.P.I. In negotiations with the Company, the employees agreed to waive this clause for 2005. If for any reason, the employee is not paid the employee's base salary for the year, the difference between the base salary and the amount paid shall be paid to the employee prior to payment of any year-end bonus to any other employee. Employee shall be entitled to not less than five (5) weeks paid vacation for each full calendar year prorated for any partial year. Employee shall accrue earned and unused vacation. Employee shall receive all benefits and fringes made available to other employees and officers of the Company including pension, medical, dental, life, and disability insurance and other similar plans. Employee and spouse shall receive these benefits fully paid by the Company. Health insurance for the employee and family will be provided by the Company. Health club memberships for the employee will be paid for by the company. Life insurance at a cost of at least $1,000 per month will be paid by the Company. Long and short term disability insurance for the employee will be paid by the Company. The employee is entitled to a monthly automobile allowance of $1,500 per month.

The employment agreement with the Corporate Secretary and General Council is effective June 1, 2005 to December 31, 2006. It does not contain a renewal clause. If for any reason, the employee is not paid the employee's base salary for the year, the difference between the base salary and the amount paid shall be paid to the employee prior to payment of any year-end bonus to any other employee. Health insurance for the employee is paid by the Company. Employee shall accrue earned and unused vacation. Employee shall receive all benefits and fringes made available to him from time to time by the Company. The work required under this Agreement does not include that in connection with mergers, acquisitions, and financings with gross values equal to or exceeding $500,000, or security offerings. The compensation shall not cover work in connection with merger, acquisitions, and major financings, or securities offering, which shall be paid for by additional compensation on an agreed basis.

NOTE 13 - SEGMENT DISCLOSURES

With the acquisition of Advaliant, the Company realigned its business reporting segments. Advaliant USA, Inc. includes the product lines Advaliant Affiliate Network, Adialogin Digital, which previously known as Data Dialog Digital and was included in the Data segment, and Publishing-MyMedCenter, which was previously known as + Media and was included in the Healthcare segment. These three product lines comprise the On-Line Services segment.

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

The Communications Services segment was previously known as the Healthcare segment.

The Company's reportable operating segments are categorized in four components:
(1) Communications Services; which includes Healthcare Dialog, Inc., (2) On-Line Services; which includes Advaliant Inc. along with Advaliant USA, Inc.(3) Data Services; which includes Data Dialog, Inc. along with Mail Mogul, Inc., and (4) Corporate which is Dialog Group, Inc.

COMMUNICATIONS SERVICES

Communication services designs, develops and distributes direct marketing and customer relationship management products and services for the healthcare industry.

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

      o     consumer advertising

      o     creation and management of websites

      o     to place internet advertising

      o     for the use of our healthcare database

ON LINE SERVICES

Advaliant provides affiliate marketing and lead generation services based upon cost-per-action along with cost- per-lead models. MyMedCenter, previously known as + Media, provides, maintains and delivers healthcare information over the internet and television. Adialogin Digital, previously known as Data Dialog Digital, provides a product that automatically appends names and addresses to telephone numbers on inbound calls to telephone service centers.

      Revenues are generated from

      o     lead generation services for advertisers and publishers

      o     healthcare information provider on the internet

      o a product that automatically appends names and addresses to telephone numbers on inbound calls to telephone service centers and on the internet

DATA SERVICES

Mail Mogul is an online market place primarily for sellers of direct mail services, providing leads, website applications, mailing lists, mailing list hygiene, mailing supplies as well as other products and services.

      Revenues are generated from

      o     data from data dialog master database

      o     mail room supplies

      o membership in "RFQ" an online marketplace for quoting direct mail jobs

      o     sale of licensed databases and database products and services

      o     data hygiene services

Data Dialog provides online marketing list, direct mail programs and creates target lists for specific direct marketing categories for small to medium sized businesses. The company allocates the costs of revenues and direct operating expenses to these segments.

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

      Revenues are generated from

      o     data from the Dialog Group databases

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

SIGNIFICANT CUSTOMERS

For the three month ending September 30, 2005, two customs of the Communication Services segment account for approximately 5% and 11%, respectively of the consolidated revenues. For the three months ending September 30, 2005, two customers in the Online Services segment, each accounted for 7% of the consolidated revenues. No customer in the Data Services segment accounted for more than 1% of the consolidated revenues for the three month ending September 30, 2005

For the nine months ending September 30, 2005, two customers of Communication Services account for 9% and 13%, respectively of the consolidated revenues. In the Online Services segment, two customers each accounted for 4% of the consolidated revenues for the nine months ending September 30, 2005. No customer in the Data Services segment accounted for more than 1% of the consolidated revenues for the nine month period ending September 30, 2005

This compares with two customers of the Communications Services segment accounted for approximately 12% and 14% respectively for the three month period ending September, 2004 and 15% and 7% for the nine months period ending September 30, 2004, respectively. No customer in the Online Services segment account for more than 3% of the consolidated revenues for the three and nine months ending September 30, 2004. No customer in the Data Services segment accounted for more than 1% in either period in 2004.

Management is not aware of any known trends, uncertainties, or circumstances that are reasonably likely to have a material effect on composition or percentages of significant customers for the balance of 2005.

         Three months ended September 30, 2005 Actual Unaudited Results

                                                                 Communication      Online          Data     Consolidated
                                                    Corporate         Services    Services      Services            Total
                                                    ---------        ---------  ----------    ----------       ----------
REVENUE                                                    $0         $318,015  $1,019,549      $589,663       $1,927,227

COST OF REVENUES                                            0          261,390     632,238       186,413        1,080,041
                                                    ---------        ---------  ----------    ----------       ----------

GROSS PROFIT                                                0           56,625     387,312       403,250          847,186

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

OPERATING EXPENSES:

Selling, General, and Administrative
Expenses                                              390,193           81,448     388,268       534,711        1,394,621

TOTAL OPERATING EXPENSE                               390,193           81,448     388,268       534,711        1,394,621
                                                    ---------        ---------  ----------    ----------       ----------

INCOME (LOSS) FROM OPERATIONS                       (390,193)         (24,824)       (957)     (131,462)        (547,435)

Other Income(Expenses)

Interest income
Interest expense                                     (38,111)         (20,357)       (250)       (1,908)         (60,627)
Other (expense)                                       (1,409)                                    (6,562)          (7,971)
Other income
Forgiveness of debt                                    30,857           22,871                    28,044           80,771
                                                    ---------        ---------  ----------    ----------       ----------

Total other income(expenses)                          (8,663)            2,513       (250)        19,573           13,174

Income/(Loss) From Continuing Operations            (398,855)         (22,310)     (1,207)     (111,888)        (534,261)

Inactive Operations
Discontinued operations

Net Income/(Loss)                                   (398,855)         (22,310)     (1,207)     (111,888)        (534,261)

OTHER COMPREHENSIVE INCOME/(LOSS)                                                 (12,555)                       (12,555)
                                                                                ==========                     ==========

COMPREHENSIVE INCOME/(LOSS)                         $(398,855        $(22,310)    $(13762)    $(111,888)       $(546,816)
                                                    =========        =========  ==========    ==========       ==========

Total Net Assets                                      608,180          246,675     745,755       231,236        1,224,274
                                                    =========        =========  ==========    ==========       ==========
Gross Fixed and Other Assets                         1,194070           12,752     265,341       259,275        1,731,438
                                                    =========        =========  ==========    ==========       ==========
Depreciation and Amortization Expense                  83,979                0      22,669        20,690          127,338
                                                    =========        =========  ==========    ==========       ==========
Accumulated Depreciation and Amortization             682,471                0      23,476       164,265          870,212
                                                    =========        =========  ==========    ==========       ==========

         Three months ended September 30, 2004 Actual Unaudited Results Restated to be consistent with the New Segment Reporting Units.

                                                                  Communication    Online           Data     Consolidated
                                                      Corporate        Services  Services       Services            Total
                                                     ----------        --------   -------       --------         --------
REVENUE                                                      $0        $556,142  $300,207     $1,223,334       $2,079,683

COST OF REVENUES                                              0         263,585    88,466        444,779          796,830
                                                     ----------        --------   -------       --------         --------

GROSS  PROFIT                                                 0         292,557   211,741        778,555        1,282,853

OPERATING EXPENSES:

Selling, General, and Administrative
Expenses                                                533,270          97,954   121,135        508,616        1,260,975

TOTAL OPERATING EXPENSE                                 533,270          97,954   121,135        508,616        1,260,975
                                                     ----------        --------   -------       --------         --------

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

INCOME (LOSS) FROM OPERATIONS                         (533,270)         194,603    90,606        269,939           21,878

Other Income(Expenses)
Interest income
Interest expense                                          3,729        (11,718)                  (4,028)         (12,017)
Other (expense)                                                          10,581                                    10,581
Other income
Forgiveness of debt                                      60,319          96,250                   12,328          168,897
Settlement adjustment                                   122,710                                                   122,710
                                                     ----------                                                  --------

Total other income(expenses)                            186,758          95,113         0          8,300          167,463


Income/(Loss) from Continuing Operations              (346,512)         289,716    90,606        278,239          312,051
Inactive Operations

Discontinued operations                               (176,081)        (14,349)                                  (190,430
                                                                       --------                                  --------
Net Income/(Loss)                                    $(522,591)        $275,367   $90,606       $278,239         $121,621
                                                     ----------        --------   -------       --------         --------

OTHER COMPREHENSIVE INCOME/(LOSS)                             0               0         0              0                0

COMPREHENSIVE INCOME/(LOSS)                           (522,591)         275,367    90,606        278,239          121,621
                                                     ==========        ========   =======       ========         ========

Total Net Assets                                        654,635         492,524         0        356,135        1,503,294
                                                     ==========        ========   =======       ========         ========
Gross Fixed and Other Assets                            869,695          28,495         0        217,943        1,161,133
                                                     ==========        ========   =======       ========         ========
Depreciation and Amortization Expense                    68,605               0         0         20,800           89,404
                                                     ==========        ========   =======       ========         ========
Accumulated Depreciation and Amortization             (364,081)               0         0         84,471          448,552
                                                     ==========        ========   =======       ========         ========

          Nine months ended September 30, 2005 Actual Unaudited Results

                                                                 Communication      Online         Data    Consolidated
                                                     Corporate        Services    Services     Services           Total
                                                  ------------         -------      -------    --------     ------------
REVENUE                                                     $0       $1,22,472   $1,595,693  $2,249,147      $5,063,311

COST OF SALES                                                0         773,095      903,557     694,541       2,371,192
                                                  ------------       ---------      -------  ----------     ------------
GROSS  PROFIT                                                0         448,378      692,136   1,551,606       2,692,119

OPERATING EXPENSES:

Selling, general, and Administrative Expenses        1,278,610         337,030      660,092   1,708,363       3,984,095

TOTAL OPERATING EXPENSE                              1,278,610         337,030      660,092   1,708,363       3,984,095


INCOME (LOSS) FROM OPERATIONS                      (1,278,610)         111,348       32,044   (156,757)     (1,291,976)
Other Income(Expenses)

Interest income

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

Interest expense                                     (127,287)        (55,420)        (250)     (7,057)       (190,014)
Other (expense)                                        (1,409)                                  (6,562)         (7,971)
Other income
Forgiveness of debt                                     53,021          22,871                   19,068          94,960
                                                  ------------       ---------      -------  ----------     ------------
Total other income(expenses)                          (75,675)        (32,549)        (250)       5,448       (103,025)
                                                  ------------       ---------      -------  ----------     ------------

Income /(Loss) From Continuing Operations          (1,354,285)          78,799       31,794   (151,309)      (1,395,011)

Inactive operations                                                      (290)                                     (290)

                       Discontinued  operations       (57,975)                                                 (57,975)

Net Income/(Loss)                                  (1,412,260)          78,509       31,794   (151,309)      (1,478,376)


OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign currency translation adjustments                                           (12,555)                     (12,555)

COMPREHENSIVE INCOME/(LOSS)                       $(1,412,260)         $78,509      $19,239    (151,309     $(1,465,821)
                                                  ============       =========      =======  ==========     ============

Total Net Assets                                       608,180         246,675      745,755     231,236        1,224,274
                                                  ============       =========      =======  ==========     ============
Gross Fixed and Other Assets                          1,194070          12,752      265,341     259,275        1,731,438
                                                  ============       =========      =======  ==========     ============
Depreciation and Amortization Expense                  242,776               0       22,669      62,069          327,514
                                                  ============       =========      =======  ==========     ============
Accumulated Depreciation and Amortization              682,471               0       23,476     164,265          870,212
                                                  ============       =========      =======  ==========     ============

Nine months ended September 30, 2004 Actual Unaudited Results Restated to be consistent with the New Segment Reporting Units.

                                                                 Communication       Online        Data    Consolidated
                                                     Corporate        Services     Services    Services           Total
                                                  ------------         -------      -------    --------     ------------
REVENUE                                                     $0      $1,712,031   $1,205,880   $3,244458      $6,162,369

COST OF SALES                                                0         983,626      249,994    1,361184       2,594,804
                                                  ------------         -------      -------    --------     ------------
GROSS  PROFIT                                                0         728,405      955,886   1,183,274       3,567,565

OPERATING EXPENSES:

Selling, General, and Administrative
Expenses                                             1,681,727         303,902      317,131   1,771,526       4,074,285


TOTAL OPERATING EXPENSE                              1,681,727         303,902      317,131   1,771,526      4,074,,285
                                                  ------------         -------      -------    --------     ------------
INCOME/(LOSS) FROM OPERATIONS                      (1,681,727)         424,503      638,755     111,748       (506,720)

Other Income(Expenses)
Interest income

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

Interest expense                                      (12,177)        (28,344)                  (3,985)        (44,506)
Other (expense)                                        (2,704)
Other income                                                                                      1,712           1,702
Litigation settlement                                  122,710                                                  122,710
Forgiveness of debt                                    162,471         207,331                   55,163         424,945
                                                  ------------         -------      -------    --------     ------------
Total other income(expenses)                           270,300         178,967            0      52,890         379,447

Income/(Loss) from Continuing Operations           (1,411,427)         603,470      638,755     164,638         (4,563)

Inactive Operations

Discontinued operations                              (215,106)        (39,770)                                (254,876)
                                                  ------------         -------      -------    --------     ------------
Net Income/(Loss)                                  (1,626,533)         563,700      638,755     164,638       (259,439)

OTHER COMPREHENSIVE INCOME/(LOSS)

COMPREHENSIVE INCOME/(LOSS)                       $(1,626,533)        $563,700     $638,755    $164,638      $(259,439)
                                                  ============       =========      =======  ==========     ============

Total Net Assets                                       654,635         492,524            0     356,135       1,503,294
                                                  ============       =========      =======  ==========     ============
Gross Fixed and Other Assets                           869,695          28,495            0     217,943       1,161,133
                                                  ============       =========      =======  ==========     ============
Depreciation and Amortization Expense                  204,764               0            0      51,061         255,825
                                                  ============       =========      =======  ==========     ============
Accumulated Depreciation and Amortization            (364,081)               0            0      84,471         448,552
                                                  ============       =========      =======  ==========     ============

NOTE 14 - LOANS AND NOTES PAYABLE

Loans and notes payable due to non-related parties consisted of the following as of September 30, 2005.

Convertible notes in the aggregate amount of $100,000 due to three former IP2M note holders assumed by the Company. The notes are due August 31, 2004. The notes bear interest at the rate of 10% per annum. The notes are convertible into shares of the Company's common stock. The number of shares to be issued upon conversion will be determined by the closing bid price of the Company's common stock on the date of conversion. Each holder is entitled to convert up to 25% of the initial balance of the note (including accrued interest) each month. During the third quarter of 2005, $25,000 of principle of the remaining note along with accrued interest was converted to common stock During the second quarter of 2004
$75,000.00 of Notes were converted to common stock. At September 30, 2005, all
of the convertible notes have been converted into common stock.                     $        0

$115,000 revolving credit agreement with a commercial bank matured on October
13, 2004.The line of credit bears interest at prime plus 2% per annum and is personally guaranteed by the Company's President and C.E.O. The outstanding balance was paid from the net proceeds from the sale of a $550,000 convertible note to a related party during the second quarter of 2005. The credit agreement with this bank was not renewed by the Company.
                                                                                    $        0

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

Small business loan assumed upon the purchase of Azimuth Target Marketing. The loan bears interest at prime plus 2 1/4 % per annum, due in equal installments over 36 months, maturing during 2006. During the third quarter of 2005, the
Company paid the loan in full.
                                                                                    $        0

$500,000 line of credit with commercial asset-backed lender with a term of two years beginning August 2004. The line of credit was increased during the third quarter of 2005 from the original of $350,000 to the current amount of $500,000.
The line of credit bears interest at prime plus 4% per annum plus on-going fees.
It is secured by the Company's accounts receivables, equipment, inventory, and up to $150,000 of the debt is personally guaranteed by the President and C.E.O.
of the Company and his spouse. An additional $150,000 of the debt is personally guaranteed by the President of Advliant USA, Inc., a subsidiary of Dialog Group,
Inc.                                                                                $  452,889

Total loans and notes payable                                                       $  452,889

Less: Current maturities                                                            $ (452,889)
                                                                                    ----------

Long Term Debt                                                                      $        0
                                                                                    ==========

Please see Note 15- Related Party Transactions Due to Related Parties for information about additional Company debt.

NOTE15 - RELATED PARTY TRANSACTIONS

CONVERTIBLE NOTES DUE TO RELATED PARTIES

During 2004, the Company began issuing a Convertible Note. The notes all bear interest at the rate of five (5%) percent per annum when initially issued and were to mature on May 31, 2006. The holders of the notes may convert them into Company common stock at a price of $0.06 per share. After the Company's shares close over $0.12 per share for twenty trading days, the Company can compel the holders to convert their notes and all accrued interest into shares of common stock at the conversion price.

As a result of negotiations in April 2005 with the holders of the convertible notes, the Company along with the note holders agreed to amend the notes as such, all accrued interest up that date was forgiven, the related warrants were cancelled, the conversion price was lowered $0.06 per common share to $0.01 per share., and extended the maturity date to February 1, 2007.

Convertible Notes in the aggregate amount of $118,045 were issued to the President and C.E.O, the C.O.O. and C.F.O., along with two employees for unpaid payroll at December 31, 2004. In April 2005, these notes were also amended as set forth above.

During the period ending June 30, 2005, the President and C.E.O. provided an additional $100,000 of funds which is secured by a Convertible Note. Subtotal-
convertible notes related parties-employees
                                                                                    $  218,045

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

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

Subtotal convertible notes-related parties-non employees                            $1,131,000

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

As the President and C.E.O. had to borrow funds in his name in the amount of $325,000 in order to provide the amount that the Company required, the

Company has reimbursed him the $1,261 of interest charged by his lender. The balance at September 30, 2005 is $145,000.

Subtotal other current liabilities-related parties                                  $  145,000

Total loans and notes payable due to related parties                                $1,494,045

Less: Current maturities                                                            $ (145,000)
                                                                                    ----------

Long Term Debt due to related parties                                               $1,131,000
                                                                                    ==========

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

CONVERSION OF DEBT DUE TO RELATED PARTIES

For the nine months ending September 30, 2005, related parties converted approximately $53,000 of debt, or accrued expenses.

No conversions of debt took place in the three month period ending September 30, 2005.

No conversions of debt took place in the three month period ending June 30, 2005.

During the period ending March, 31, 2005, related parties converted approximately $53,000 of debt, or accrued expenses into equity of the Company.

RENT TO RELATED PARTIES

The Company leases an apartment from January 1, 2005 through December 31, 2007 from a company controlled by the C.O.O. and C.F.O. of the Company. Rent expense paid to the company controlled by the related parties amounted to $6,000 for three months ended September 30, 2005 and $18,000 for the nine months ended September 30, 2005. The Company continues to pay the rent on a month-to-month basis until a new lease is negotiated.

NOTE 16 -LITIGATION

SUPPLIERS

In late October, the Company received a letter from the Internal Revenue Service stating that the IRS claims that Direct Mail Quotes did not file or pay its 4th quarter 2002 payroll taxes. During 2002, Direct Mail Quotes was subsidiary of ThinkDirectMarketing, a discontinued subsidiary sold by the Company in 2003. The timeframe referenced in the letter from the I.R.S. is prior to the acquisition of Direct Mail Quotes or ThinkDirectMarketing by the Company. The Company is reviewing this matter and is in contact with the I.R.S to resolve the claims made by the Internal Revenue Service. Due to the uncertainty of the claim, no accrual has been made.

In late October, the Company received notice that the Plaintiff received a default judgment against Mail Mogul in Superior Court, County of Los Angeles. In September, 2005 the Company received a copy of the action filed by in Superior Court of California, County of Los Angles on September 8, 2005 by American Student List, a supplier of Mail Mogul, Inc. for unpaid invoices, accrued interest, attorney's fees of $1000, costs of the suit, and such other relief the Court deems just and equitable under the circumstances The amount of the claim, for unpaid invoices of $5,672.25 is fully recorded in the accounts payable of the Company. The balance at September 30, 2005 is $5,672.25.

In July, 2005 the Company heard from the collection agency representing Metro Label, a supplier of Mail Mogul, Inc. requesting payment of unpaid invoices. The Company has recorded $18,480 of invoices on the accounts payables of Mail Mogul, Inc.

In late October, the Company received notice that the Plaintiff received a default judgment against Mail Mogul in Superior Court, County of Los Angeles. In July, 2005, the Company received a letter from the attorney representing Courtenay Communications Corporation, a supplier of Mail Mogul, Inc. requesting payment of unpaid invoices. The amount of the request, $4,200.00 is fully recorded in the accounts payable of the Company at September 30, 2005.

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

In late June 2005, the Company received a copy of the action filed in early May 2005 by Brimar Industries, Inc., a supplier of Mail Mogul, Inc., for unpaid invoices, interest, reasonable attorney's fees, costs of the suit, and such other relief the Court deems just and equitable under the circumstances The amount of the claim, for unpaid invoices of $25,105.74 is fully recorded in the accounts payable of the Company. During May and June, the Company paid approximately $7,800 by check towards the unpaid invoices. The balance at September 30, 2005 is $13,567.13. In November, the Company has worked out a payment plan with the supplier's attorney and reduced the amount owed by $3,567.13. A payment of $5,000 by check was made in November with the final payment of $5,000 due in December.

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

Collins Ink, in June 2004, obtained a judgment of $92,347 for unpaid invoices. The full amount is recorded in the accounts payable of the Company. During the six month ending June 30, 2005 the Company has paid $10,000 by checks toward the balance of unpaid invoices. During the third quarter, the Company paid $5,000 by check. The balance at September 30, 2005 is $28,108.50.

Label Source, in June 2004, obtained a judgment of $121,037 for unpaid invoices. The full amount is recorded in the accounts payable of the Company. In May, the Company signed a settlement agreement with this supplier. The payment schedule is seventeen payments of $5,000 and one payment of $5,118.83 for a total of $90,118.83. The Company made three payments of $5,000 each for a total of $15,000 by check during the three month period ending September 30, 2005. The balance at September 30, 2005 is $65,118.83

USA Direct, in April 2004 obtained a $39,025 judgment related to a discontinued operation of the Company. This amount is recorded in the accounts payable of the Company. In December 2004, the Company and USA Direct reached an agreement of $20,000 and a payment plan. The balance at September 30, 2005 is $10,000. During 2005, one payment of $5,000 was made by check in August.

During July of 2003, Acxiom Corporation commenced an action against ThinkDirectMarketing, Inc., a discontinued subsidiary. In September of 2005, Acxiom amended its complaint, filed with Circuit Court of Faulkner County, Arkansas, to include in addition to ThinkDirectMarketing, Inc.,

Dialog Group, Inc. along with Data Dialog, Inc., a subsidiary of Dialog Group, Inc. was added. The compliant seeks $402,541 on a note payable, plus interest of $179,079 as of September 23, 2005, $295,415 for unpaid data usage for calendar year 2002, $570,000 for calendar 2003, and $684,000 for calendar 2004 using the minimum fees outlined in the Data License between Acxiom and Data Asset Management, the predecessor of ThinkDirectMarketing, Inc. In addition to filing the amended complaint, the Plaintiff has also filed with the Court Interrogatories and Requests for Production to Data Dialog.

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

The debts, if any, are those of the discontinued entity that was sold in December 2003. This litigation is still in the preliminary stages. As the obligations, if any, are those of ThinkDirectMarketing, Inc., a discontinued subsidiary sold in December 2003 and Dialog Group, Inc. is highly confident that no legal basis exists that would hold Dialog Group, Inc. responsibly. No amounts have been recorded for the amounts listed in the action. In June, the Company accrued $30,000 for legal expenses related to this action. The balance of this accrual at September 30, 2005 is $28,960. The amount for anticipated legal costs is fully accrued for in the financial statements of the Company. This amount is included in accrued settlements and contingencies in note 9.

EMPLOYEES

In July 2005, two former employees of Mail Mogul, Inc. filed claims with the California Labor Commission for unpaid wages. The first claim is in the amount of $6,187 for unpaid commissions, bonus, and vacation pay. A settlement was reached in the amount of $4,824 with a payment schedule one payment of $2,500 and the second of $2,324. The payments are to be made by September 6, 2005. The payment of $2,500 was made. The second payment which should have been made in September has been made. The amount of the settlement is recorded in July 2005. The first payment of $2,500 was made in the third quarter. The balance at September 30, 2005 is $2,324.29. This amount is included in accrued settlements and contingencies in note 9.

The second claim, also filed with California Labor Commission is in the amount of $10,031 for unpaid commissions. The Company presented its case in a hearing in the Commissioner's office on July 19, 2005. The Commission determined that the plaintiff was due $8,451.02 in unpaid commissions. No amount has been recorded or payments made for this claim.

In April 2003, two former TDMI employees commenced arbitration proceeding against the Company relating to their termination of employment. The employees seek damages totaling $375,789. TDMI, a discontinued subsidiary, accrued $147,000 against this potential liability. The Company has accrued for additional legal fees to contest the claims. In January 2005, the Company received notice from the American Arbitration Association Employment Arbitration Tribunal that reviewed the claims. Its decision was to award the claimants a total of approximately $478,000 including fees. In April, the Company and the two former employees of TDMI executed a settlement agreement for $501,872 that includes a schedule of payments over two and half years that includes approximately $25,000 of interest. The settlement agreement's payment plan stated the former employees be paid an initial amount of $100,000 and the balance over the next thirty months. The $100,000 payment was made by check in April 2005. An additional payment of $25,000 was paid made by check in June. During the third quarter the Company made payments of $87,578 towards reducing the outstanding amount. The balance at September 30, 2005 is $289,294. The amount is fully accrued for in the financial statements of the Company. This amount is included in accrued settlements and contingencies in note 9.

In April 2003, Dialog Group received a summons from a Colorado State District Court seeking to enforce a former employee's termination agreement. A settlement agreement was reached for $47,330. TDMI, a discontinued subsidiary, made payments of approximately $45,000 during 2003 and 2004. The balance at March 31, 2005, is $2,000 and recorded as an accrual on the books of the Company. This amount is included in accrued settlements and contingencies in Note 9. The balance was paid in April, 2005 by check.

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

The Company reached a settlement with a former employee for claims against an employment contract. It was settled by conversion to series E preferred stock in 2004.The Company accrued for a liability sufficient to cover the settlement. The balance at September 30, 2005 is $5,856 and is included in accrued settlements and contingencies in Note 9.

NOTE 17-FORGIVENESS OF DEBT

For the nine months ending September 2005, Management has arranged approximately $104,000 in forgiveness of debt recorded in the Statement of Operations.

The transactions during the nine months period ending September 30, 2005 are recorded as,

Forgiveness of debt on the Statement of Operations                    $  103,936
Operating expenses on the Statement of Operations                          3,619
Additional Paid in Capital on the Balance Sheet                       $   29,912

During the three month period ending September 30, 2005, Management has arranged approximately $82,000 in forgiveness of debt recorded in the Statement of Operations.

The table presented below provides additional information on the forgiveness of debt for the three month period ending September 30, 2005.

                                  Number of           Value             Value
                                   Shares              Per              of the
Transaction                        Issued             Share          Transaction
-----------                        ------             -----          -----------
Accounts payables write off          N/A               N/A            $81,772.27

Total 3rd Quarter                    N/A               N/A            $81,772.27

The transactions during the three month period ending September 30, 2005 are recorded as,

Forgiveness of debt on the Statement of Operations             $81,773

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

In June, 2005, an employee agreed to convert his payroll and accrued payroll into shares of common stock. This transaction resulted in approximately $3,700 in forgiveness of debt.

The table presented below provides additional information on the forgiveness of debt for the three month period ending June 30, 2005.

                                         Number of       Value         Value
                                          Shares          Per         of the
Transaction                               Issued         Share      Transaction
-----------                               ------         -----      -----------
Accrued interest-employee notes             N/A           N/A         $1,918.06
Accrued interest-related party notes        N/A           N/A        $12,815.05
Employee payroll conversion to stock      761,839     $0.00475        $3,618.74

Total 2nd quarter                         761,839                    $18,351.85

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONCOLODATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

The transactions during the three month period ending June 30, 2005 are recorded as,

Forgiveness of debt on the Statement of Operation                     $   18,414
Operating expenses on the Statement of Operations                          3,619

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

                                                                   Number of        Value           Value
                                                                    Shares           Per            of the
Transaction                                                         Issued          Share        Transaction
-----------                                                         ------          -----        -----------
Conversion of accrued vacation- President/C.E.O                     2,403,846       $0.005        $12,019.23
Conversion of accrued vacation- C.O.O./C.F.O                        1,422,308        0.005         $7,111.54
Conversion of accrued payroll-employee, related party               1,406,249        0.005         $7,031.25
Conversion of accounts payable                                        750,000        0.005         $3,750.00

Total 1st quarter                                                   5,982,403                      $29,912.02

The transactions during the three month period ending March 31, 2005 are recorded as,

Additional Paid in Capital on the Balance Sheet                       $   29,912
Forgiveness of debt on the Statement of Operations                         3,750

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

General

      Dialog Group, Inc. (DGI) is a publicly traded corporation (OTCBB:DLGG), headquartered at 257 Park Avenue South, Suite 1201, New York, New York 10010, with offices in Valencia, California; Sunrise, Florida and, as of the end of the second quarter, Toronto, Canada. (See below: Recent Acquisition) DGI provides a suite of technology and databased solutions and services that enable marketers to advertise, generate leads, and manage customers. DGI is an original compiler and distributor of proprietary and licensed data products and online and off-line marketing services. DGI also operates and manages an online affiliate network, a convergent media platform, which includes TV, radio, Internet, as well as a creative services support.

      DGI has three operating divisions, Online Services, Data Services and Communications Services. Online Services (New York and Toronto) offers its clients an Online Affiliate and Advertising Network, Online Media Buying and Publishing, and Adialogin, a proprietary online and off line data verification and enhancement system. Data Services (New York, Valencia and Sunrise) offers its customers Lead Generation, Data Compiling, Appending and Verification, List Management, Broker and Direct Client services. Communications Services (New
York) offers its clients Creative, Strategy, Customer Relationship Management, Website Development, and Account Services.

      Recent Acquisition

      As of the end of the second quarter of 2005, Dialog Group acquired control of AdValiant Inc. a Canadian based company. The exact financial terms of the transaction are set forth in the Current Report on Form 8-K filed with the Commission on July 5th, 2005 and the amendment filed on July 11th and the Current Report on Form 8-K filed on August 12, 2005. The assets of AdValiant were included in the Balance Sheet as of June 30, 2005, while the results of its operations during the periods before June 30th, 2005 are not included in the nine month statements.

Description of the Divisions

      Beginning in the third quarter, in response to the acquisition of AdValiant, the Company was reorganized into three divisions to best reflect the fit between the Dialog Group and AdValiant.

      The analysis of the reports for the periods ending September 30th, 2005 therefore reflects Dialog Group's new division into three business-reporting segments, each currently marketing its products and services through branded business organizations.

      Online Services is a convergent media and marketing company which offers its clients an Online Affiliate and Advertising Network, Online Media Buying and Publishing, and Adialogin, a propriety, realtime online and off line data verification and enhancement system.

      The AdValiant Affiliate Network, which is made up of over 1,000 affiliate publishers in one network. The network combines performance based marketing (pay for results), lead generation search and email marketing. AdValiant has recently added AdVario, a real time contextual advertising application.

      Adialogin is a real time consumer and business data delivery system for online and off line marketers. This product can shortened the time from lead generation to sale by utilizing a unique technology to collect, verify, and enhance data and offers the option to communicate with the prospect. This data integration product automatically appends name and address information, as well as demographic & sociographic information, to telephone numbers on calls made by consumer and business customers. The technology features lists containing over 150 million business, residential and government names. Adialogin primarily markets its products to websites and call centers.

      MyMedCenter platform provides, maintains, and delivers healthcare, beauty and pet content across a national network of about 100 local affiliate TV and radio station websites. The content, which includes over 15,000 text articles, attracts health information seekers per day to websites for broadcast stations' in markets including 75% of US household. On these sites, client public relations, promotional material, and educational material are blended into a unified presentation for maximum viewer impact.

      Data Services offers its customers Lead Generation, Data Compiling, Appending, and Verification, List Management, Broker, and Direct Client services. Data Services products are:

      Data Dialog Marketing serves the direct marketing needs of small- and medium-sized businesses with systems and tools that generate business and consumer prospect leads and provide data services. Data Dialog Marketing offers a host of data-related services, such as targeted marketing lists, turnkey direct mail programs, and data cleansing to multiple market segments including insurance, financial planning, real estate, auto dealerships and other segments that are users of direct mail and prospect marketing. Data Dialog Marketing also offers a unique subscription-based product featuring limited selections of data specifically designed for the small business segment. The unit markets an online list creation tool, Data Dialog Select.

      Mail Mogul brings one-stop shopping to the mail shop industry. Mail Mogul helps mail shops improve their business opportunities through a total-business-solutions approach. Proprietary and external lists are sold at competitive prices both on and off line to mail shops. In addition, list hygiene services are offered to mail shops that have customer lists which need to be updated and or standardized. Its "Request for Quote" product was this market's first online commerce center to link customers who need direct mail job quotes with mail shops and direct marketing service organizations with letter-shop capabilities. Mail Mogul offers consumable supplies to its customers for their equipment and to round out its product offerings to mail shops.

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

      Communications Services offers its clients Creative, Strategy, Customer Relationship Management, Website Development, and Account Services

      Communications Services delivers advertising, relationship marketing and communications services to the healthcare and other industries. Clients use its strategic and creative services to build comprehensive programs directed to healthcare and other professionals, consumers, and sales representatives. These include training materials development, consumer and professional education materials and targeted direct mail and advertising campaigns. Clients rely on Communications Services to produce sophisticated promotional Web sites, educational websites, interactive training and educational CD-ROMs, Internet advertising, e-mail campaigns, and proprietary marketing programs.

Results of Operations

Three Months Ended September 30, 2005

         Dialog Group

     Income Statement Item             Third Quarter 2005    Third Quarter 2004
     ---------------------             ------------------    ------------------
     Revenue                                   $1,927,227           $ 2,079,684
     Cost of Revenue                            1,080,041               796,830
     Operating Expenses                         1,394,620             1,261,797
     Result of Operations                       (547,434)                21,057
     Net Other Income                              13,173               290,994
     Other Comprehensive Income/(Loss)           (12,555)                     0
     Total Comprehensive Income/(Loss)          (546,816)               121,621

      Revenues for the quarter ended September 30, 2005 were $1,927,000 compared with $2,080,000 for the quarter ended September 30, 2004. This represents a decline of about $150,000 from the same period a year ago. The resources of the organization for much of the third quarter were focused on the integration of AdValiant and its products into DGI; this had a negative impact on sales. Revenue from the online business services were slightly over $1,000,000, about 50% of total Revenue. Revenue from the data business was $590,000 for the period while the communication business produced $318,000 in Revenue for the three months. The results of each business segment are discussed in the sections which follow.

      Cost of Revenues for the quarter ended September 30, 2005 were $1,080,000 (56% of Revenue) compared with $797,000 or approximately 38% of Revenue in the quarter ended September 30, 2004. Cost of Revenue was impacted by Revenue generated from the higher cost AdValiant Affiliate Network. The sources of the Cost of Revenues for each division are discussed in the sections which follow.

      Operating Expenses for the quarter ended September 30, 2005 were $1,395,000 compared with $1,262,000 for the quarter ended September 30, 2004. This represents an increase of approximately $133,000 from the same quarter of 2004. The sources of the increase in operating expenses for the divisions are discussed by company in the sections which follow.

      Losses from Operations were $547,000 for the quarter ended September 30, 2005, compared with a profit of $21,000 for the quarter ended September 30, 2004. The expense relating to the assimilation of AdValiant into DGI had a negative impact on the quarter. The reasons for the reduction in operating profit for some divisions are discussed in more detail in the sections which follow.

      Net Other Income/Expense was income of $13,000 for the quarter ended September 30, 2005, compared with income of $291,000 for the quarter ended September 30, 2004. The company's Other Income/Expense for this year included interest expenses of approximately $61,000 and Other Income of $82,000, arising from a gain on forgiveness of debt.

      The Total Comprehensive Loss for the quarter ended September 30, 2005 was $547,000, which included a charge of $13,000 for foreign currency translation compared with a Total Comprehensive Income of $122,000 for the same period in 2004.

      Online Services

     Income Statement Item             Third Quarter 2005     Third Quarter 2004
     ---------------------             ------------------     ------------------
     Revenue                                   $1,019,549               $300,207
     Cost of Revenue                              632,238                 88,466
     Operating Expenses                           388,268                121,135
     Result of Operations                           (957)                 90,606
     Net Other Income                               (250)                      0
     Other Comprehensive Income/(Loss)           (12,555)                      0
     Total Comprehensive Income/(Loss)           (13,762)                 90,606

     These results include AdValiant operations only in 2005.

      Total Revenue for Online Services was $1,020,000 for the third quarter of 2005 compared to $300,000 for the same period a year ago. This quarter's Revenue includes that of AdValiant Affiliate Network in addition to MyMedCenter, reported in the third quarter of 2004 as +Media in the Healthcare Dialog/ Communications Services segment and Adialogin formally reported in the third quarter of 2004 as Data Dialog Digital in the Data Services segment. Both are included in this segment for 2005 and 2004.

      The Costs of Revenue for Online Services was $632,000 for the quarter ended September 30, 2005, or 62% of revenue compared with $88,000 (29% of revenue) for the quarter ended September 30, 2004. As the Cost of Revenue for the AdValiant Affiliate Network is higher than that of MyMedCenter and Adialogin, the percentage of Cost of Revenue for the total in the third quarter of 2005 was negatively impacted.

         Online Services' Consolidated Total Operating Expenses were approximately $388,000 for the three months ended September 30, 2005, compared to $121,000 for the same period a year ago. In an effort to introduce the Affiliate Network and market the change in the existing brands, $65,000 more was spent on marketing than during the same quarter of 2004. In addition, $23,000 more of Depreciation and Amortization was charged to this segment than in the third quarter of 2004.

      For the three months ended September 30, 2005, Online Services' consolidated Net Loss from Operations was approximately $14,000 compared to a profit of $90,000 in the third quarter of 2004.

      Data Services

     Income Statement Item           Third Quarter 2005                 Third Quarter 2004
     ---------------------           ------------------                 ------------------
                                Data Dialog       Mail Mogul       Data Dialog         Mail Mogul
     Revenue                      $ 245,459        $ 344,204          $382,795        $ 840,539
     Cost of Revenue                 68,609          117,804           115,558          329,221
     Operating Expenses             329,534          236,677           242,800          285,316
     Result of Operations         (152,684)         (10,278)            24,437          226,002
     Net Other Income                 7,877           11,696             8,374             (74)
     Net Result                   (144,807)            1,419            32,811          225,928

      Data Dialog had Revenue of about $245,000 for the quarter ending September 30, 2005, compared to approximately $383,000 for the third quarter of 2004. During the third quarter of 2005 an adjustment of approximately $50,000 was made to correct the amount of recognized Revenue from subscription sales of data; this had a negative impact on the quarter. In addition, the iData platform was not functional for the entire quarter due to lack of funding.

      Mail Mogul's Revenues were $344,000 for the quarter ended September 30, 2005, compared with $841,000 for the same period ended September 30, 2004. The quarter's weak sales resulted from fewer experienced sales people on staff and an increase in competition. In addition, the mail shop supply classification, because of its lower margins and larger cash requirements was not supported during the third quarter of 2005. In addition, the US Postal Service discontinued an affiliate program on the USPS national website which had previously produced numerous leads for the Mail Mogul Request for Quote program. Several days during the third quarter of 2005 the Mail Mogul online commerce website was off line.

      Data Dialog's Costs of Revenue for the third three months of 2005 were $69,000 or 28% of Sales, compared with $116,000, or 30% of sales in the second quarter of 2004. The lower Cost of Revenues resulted from the greater utilization of company data assets and the company's ability to negotiate better costs from outside data suppliers.

      Mail Mogul's Costs of Revenues were $117,000 for the quarter ended September 30, 2005, representing 24% of revenues, compared with $329,000, or 30% of revenues for the quarter ended September 30, 2004. Change in the mix of Revenue was one reason for the reduction in the Cost of Revenue percent in the third quarter of 2005. Mail Mogul can now produce sales from Dialog Group's low cost Access Dialog data platform which was not available a year ago. In addition, Revenue from the lowest margin category, mail shop supplies was significantly off from the third quarter of 2004.

      Data Dialog's Operating Expenses for the three month period ended September 30, 2005 were $330,000, compared with $243,000 for the same period a year ago. Additional funds above the level of a year ago were spent on marketing and new sales staff.

      Mail Mogul's Operating Expenses of $237,000 for the quarter ended September 30, 2005 compared favorably with $285,000 for the quarter ended September 30, 2004, a net reduction of $48,000. This reduction resulted from lower salary and commissions as a result of fewer sales people on staff.

      Data Dialog's Net loss from Operations was $153,000 for the third quarter of 2005, compared to a profit of approximately $24,000 for the third quarter of 2004

      Mail Mogul's Net Loss from Operations for the quarter ended September 30, 2005 was $10,000, compared with Net Income from Operations of approximately $226,000 for the same quarter in 2004. The loss of Revenue from fewer sales associates on staff, a reduction in the mail shop supply category, and the loss of the relationship with the USPS were the principle reason for the decline in profits.

      Communications Services

         Income Statement Item      Third Quarter 2005     Third Quarter 2004
         ---------------------      ------------------     ------------------
         Revenue                             $318,015                $556,142
         Cost of Revenue                      261,390                 263,585
         Operating Expenses                    81,448                  97,954
         Result of Operations                (24,824)                 194,603
         Net Other Income                       2,513                  95,113
         Net Result                          (22,310)                 275,367

      Revenue for Communications Services was $318,000 for the third quarter of 2005 compared to $556,000 for the same period a year ago. A metamorphosis of Dialog Group into a company with products that are broader-based and include clients other than pharmaceutical companies is taking place. The company is less dependent on a few large pharmaceutical clients than in the past. Resources formerly utilized for clients in 2004 are now utilized for the marketing efforts of the subsidiaries. These factors affected Communications Services' Revenues for the quarter.

      Communications Services' Costs of Revenue was $261,000 for the quarter ended September 30, 2005, which was about the same as the quarter ending September 30, 2004. In 2005, a larger portion of the Revenue was from media placement which has a significantly higher Cost of Revenue as a percentage.

      Communications Services' consolidated Total Operating Expenses were approximately $81,000 for the three months ended September 30, 2005, compared to $98,000 for the same period a year ago.

For the three months ended September 30, 2005, Communications Services' consolidated Net Loss from Operations was approximately $25,000 compared to an income of $195,000 in the third quarter of 2004.

Nine Months Ended September 30, 2005

      Dialog Group

         Income Statement Item              First Nine Months 2005    First Nine Months 2004
         ---------------------              ----------------------    ----------------------
         Revenue                                     $ 5,063,311                $6,162,369
         Cost of Revenue                               2,371,192                 2,594,804
         Operating Expenses                            3,984,095                 4,074,627
         Result of Operations                        (1,291,976)                (507,062))
         Net Other Income                             (103,025))                   502,501
         Other Comprehensive Income/(Loss)              (12,555)                         0
         Total Comprehensive Income/Loss)            (1,465,821)                 (259,438)

      Revenues for the nine months ended September 30, 2005 were $5,063,000 compared with $6,162,000 for the nine months ended September 30, 2004. This represents a decline of about $948,000 or 23% from the same period a year ago. Revenue for each of the segments will be addressed in more detail below.

      Cost of Revenues for the three quarters ended September 30, 2005 were $2,371,000, some 42% of sales, compared with $2,595,000 or approximately 44% of sales in the nine months ended September 30, 2004. The details are discussed in the sections which follow.

      Operating Expenses for the nine months ended September 30, 2005 were $3,984,000 compared with $4,075,000 for the nine months ended September 30, 2004. The details are discussed in the sections which follow.

      Losses from Operations were $1,292,000 for the nine months ended September 30, 2005, compared with $507,000 for the nine months ended September 30, 2004, an increase of approximately $785,000. The contributing factors will be discussed by operating unit.

      Net Other Income/Expense was an expense of $103,000 for the nine months ended September 30, 2005, compared with income in that category of $379,000 for the nine months ended September 30, 2004, a total difference of about $606,000. The company's other income/expense for this year included interest expenses of approximately $190,000 and income of $95,000 arising from gain on forgiveness of debt. Last year included Interest Expense of $44,000 and Other Income of $547,000 that arose primarily from forgiveness of debt along a favorable settlement agreement.

      The Net Loss for the nine months ended September 30, 2005 was $1,466,000, compared with a Net Loss $259,000 in the nine months ended September 30, 2004, representing an increased loss of $1,194,000

Online Services Segment

     Income Statement Item                    First Nine Months 2005           First Nine Months 2004
     ---------------------                    ----------------------           ----------------------
     Revenue                                             $1,595,693                       $1,205,880
     Cost of Revenue                                        903,557                          249,994
     Operating Expenses                                     660,092                          317,131
     Result of Operations                                    32,044                          638,755
     Net Other Income                                         (250)                                0
     Other Comprehensive Income/(Loss)                     (12,555)                                0
     Total Comprehensive Income/(Loss)                       19,239                          638,755

      These results include the results of AdValiant operations only since July 1, 2005.

      Total Revenue for the Online Division was $1,596,000 for the first three quarters of 2005 compared to $1,206,000 for the same period a year ago. Revenue includes that of AdValiant Affiliate Network (since July 1, 2005) in addition to MyMedCenter, formally reported as +Media in the then Healthcare Dialog Division for the first three quarters 2004 and Adialogin formally reported as Data Dialog Digital in the then Data Division. For the same period in 2004, only +Media and Data Dialog Digital are included.

      The Cost of Revenue for Online Services was $904,000 for this year to date, or 57% of Revenue compared with $250,000 and 21% of revenue for the same period 2004. The higher Cost of Revenue in 2005 was impacted by the approximately 77% Cost of Revenue for the AdValiant Affiliate Network. This is considerably higher than that of the other two products offered by this segment MyMedCenter (approximately 57%) and Adialogin (approximately 15%).

      Online Services' consolidated Total Operating Expenses were approximately $660,000 year to date 2005, compared to $317,000 for the same period a year ago. Expenses relating to the AdValiant business in the US and Canada are included only from July 1, 2005.

      For the 2005 year to date, the Online Services' Consolidated Net Income from Operations was approximately $32,000 compared to a profit of $639,000 for the same period of 2004.

      Data Service Segment

     Income Statement Item                       First Nine Months 2005             First Nine Months 2004
     ---------------------                       ----------------------             ----------------------
                                              Data Dialog       Mail Mogul       Data Dialog       Mail Mogul
     Revenue                                  $ 1,050,098       $1,196,048          $734,919      $ 2,509,539
     Cost of Revenue                              254,775          439,766           259,837        1,101,347
     Operating Expenses                         1,014,505          777,858           897,029          942,997
     Result of Operations                       (219,182)         (21,576)         (421,947)          465,195
     Net Other Income                             (4,585)           10,033            10,152           42,738
     Net Result                                 (233,766)         (11,543)         (411,795)          507,933

      Data Dialog had Revenues of $1,050,000 for the three quarters ending September 30, 2005, compared to approximately $735,000 for the first nine months of 2004. The addition of sales staff above the same period in 2004 contributed to the increase.

      Mail Mogul's Revenues were $1,196,000 for the nine months ended September 30, 2005, compared with $2,510,000 for the same period ended September 30, 2004. The weak sales resulted from fewer experienced sales people on staff and increased competition. In addition, the mail shop supply business, with its lower margins and larger cash requirements, was not supported. A key data supplier changed its pricing and marketing approach to Mail Mogul and other brokers of its data. Until new pricing and a new contract could be worked out, data from this key supplier was not available at prices Mail Mogul's customers were willing to pay.

      Data Dialog's Costs of Revenue for the first nine months of 2005 were $255,000 or 24% of Revenues, compared with $260,000, or 35% of Revenues in the first nine months of 2004. The change in Cost of Revenues percent resulted from more favorable terms from one of Data Dialog's data vendors and the greater utilization of DGI data assets by the Data Dialog Marketing sales staff this year.

      Mail Mogul's Costs of Revenue were $440,000 for the nine months ended September 30, 2005, representing 37% of revenue, compared with $1,101,000 (44 % of revenue) for the nine months ended September 30, 2004. The mix of Revenue and greater utilization of Dialog Group owned data assets were the major reasons for the reduction in the Cost of Revenues percent in the first nine months. Sales of low margin mail shop consumable supplies were down significantly from a year ago the same period, while sales of higher margin data made up a greater percentage of the total Revenue for the period. During 2005, Mail Mogul's sales staff began utilizing the Data Dialog Access Dialog data platform, with its lower cost products to satisfy customer needs. This platform was not available for much of the same period in 2004. Mail Mogul's Cost of Revenue reduction of approximately $561,000 helped to partially offset the reduction in Revenue during the first three quarters of 2005 compared to the same period a year ago.

      Data Dialog's Operating Expenses for the nine month period ended September 30, 2005 were $1,015,000, an increase of approximately $118,000 from the same period a year ago when the figure for Operating Expenses was $897,000. Operating Expenses increased less from the first three quarters of 2004 to the first nine months of 2005 than Revenues increased from the same period a year ago, contributing to the overall profit improvement of this unit. Much of the increase is attributable to allocations from Corporate in 2005 for IT and Data Processing costs that in 2004 were recorded at Corporate.

      Mail Mogul's Operating Expenses were $778,000 for the nine months ended September 30, 2005 compared with $943,000 for the nine months ended September 30, 2004. The reduction of $185,000 is due primarily to reduced wages and commissions paid to a smaller sales force than in 2004.

      Data Dialog's Net Loss from Operations was $219,000 for the first three quarters of 2005, compared to a loss of approximately $422,000 for the first nine months of 2004. Investments made in the sales staff and an online platform for Data Dialog Marketing is having a positive impact on Data Dialog. In addition, Cost of Revenue were reduced in 2005 as the sales force made use of the Company's owned assets rather than using outside suppliers.. This made it possible for the Data Dialog to show an overall improvement for the first nine month of 2005 when compared to the same period of 2004

      Mail Mogul's Net Loss from Operations for the nine months ended September 30, 2005 was $22,000, compared with a net income of approximately $465,000 for the same nine months in 2004. Management believes the results of the first nine months of 2005 were attributable to the turnover of experienced sales people, a key data supplier changing its marketing approach, a conscious effort to divert resources away from lower margin categories, and the loss of the USPS relationship.

      Communications Services Segment

         Income Statement Item   First Nine Months 2005   First Nine Months 2004
         ---------------------   ----------------------   ----------------------
         Revenue                            $ 1,221,472                1,712,031
         Cost of Revenue                        773,095                  983,626
         Operating Expenses                     337,030                  303,902
         Result of Operations                   111,348                  424,503
         Net Other Income                      (32,549)                  139,197
         Net Result                              78,509                  563,700

      Total Revenue for Communications Services was $1,221,000 for the first three quarters of 2005 compared to $1,712,000 for the same period a year ago. A metamorphosis of Dialog Group into a company with products that are broader-based and include clients other than pharmaceutical companies is taking place. The company is less dependent on a few large pharmaceutical clients than in the past and is marketing to non-Healthcare clients. A major pharmaceutical client assigned fewer projects to Communications Services Segment in the first nine months of 2005 than it did for the same period of 2004.

      Communications Services' Cost of Revenue was $773,000 for the nine months ended September 30, 2005, or 63% of Revenue compared with $984,000, and 57% of Revenue for the nine months ended September 30, 2004. A larger percentage of Revenue was from lower margin Media placement than the year before resulting in a higher Cost of Revenue as a percent of sales.

      The Communications Services' consolidated Total Operating Expenses were approximately $337, 000 for the nine months ended September 30, 2005, compared to $304,000 for the same period a year ago. In 2005, expenses that were allocated to Communications Services from Corporate were not allocated in 2004. These include, among other expenses, IT and administration. Management believes the new approach more accurately presents operating results for each business unit.

      For the nine months ended September 30, 2005, Communication Services' consolidated Net Income from Operations was approximately $111,000 compared to $424,000 in the first nine months of 2004.

Liquidity & Capital Resources

      DGI had a consolidated working capital deficit of approximately ($3,668,000) on September 30, 2005 as compared to a deficit of approximately ($2,854,000) at December 31, 2004. The increase of approximately $814, 000 is the result of increases in accounts payable, accrued expenses and short-term borrowing due to a reduced level of sales in the first nine months that did not provide the level of accounts receivable required to fund operations. The increase in accounts payable of approximately $655,000 is attributable to the acquisition of AdValiant, Inc.

Inflation

      Inflation rates in the United States have not had a significant impact on operating results for the periods presented.

Item 2 Controls and Procedures.

      Management continues its focus on the issue of internal control. To that end, it is continuing the process of centralizing the accounting function and developing policies and procedures that enhance the Company's internal controls, Management continues to evaluate and test present measures while at the same time reviewing areas that require improvement.

Part II. Other Information

      Items 3 and 4 are omitted as they are either not applicable or have been included in Part I.

Item 1. Legal Proceedings

      Suppliers

      During July of 2003, Axiom Corporation commenced an action against ThinkDirectMarketing, Inc., a discontinued subsidiary. The complaint seeks $400,000 on a note payable, interest of $180,000, and $295,000 for unpaid data usage, and $1,250,000 for unpaid minimum usage requirements for 2003 and 2004. In the third quarter of 2005 Acxiom served a new, amended complaint and added Data Dialog, Inc. as a defendant. Data Dialog has answered the complaint and all the defendants have filed a counterclaim. $???,??? has been accrued for legal expenses. Gary needs to update

      Collins Ink, in June 2004, obtained a judgment of $92,347 for unpaid invoices. The full amount is recorded in the financial statements of the Company. The balance at September 30, 2005 is $28,109. Gary needs to update

      Label Source, in June 2004, obtained a judgment of $121,037 for unpaid invoices. The full amount is recorded in the financial statements of the Company. The balance at September 30, 2005 is $65,119. Gary needs to update As payments are behind the payment plan schedule, the Company was informed that plaintiff obtained a lawyer in New York. Mail Mogul agreed to pay Label Source $5,000.00 to be received on or before the 16th day of each month until the full amount is paid.

      USA Direct, in April 2004 obtained a $39,025 judgment related to a discontinued operation of the Company. This amount is fully accrued in the financial statements of the Company. In December 2004, the Company and USA Direct reached an agreement settling the debt for $20,000 and a payment plan. The balance at September 30, 2005 is $10,000

      In late June 2005, the Company received a copy of the action filed in early May 2005 in the New Jersey Superior Court, Bergen County by Brimar Industries, Inc., a supplier of Mail Mogul, Inc., for unpaid invoices, interest, reasonable attorney's fees, costs of the suit, and such other relief the Court deems just and equitable under the circumstances The amount of the claim, for unpaid invoices of $25,105.74, is fully recorded in the accounts payable of the Company. The balance at September 30, 2005 is $12,567.

      In September, 2005 the Company received a copy of the action filed by in Superior Court of California, County of Los Angles on September 8, 2005 by American Student List, a supplier of Mail Mogul, Inc. for unpaid invoices, accrued interest, attorney's fees of $1000, costs of the suit, and such other relief the Court deems just and equitable under the circumstances The amount of the claim, for unpaid invoices of $5,672.25 is fully recorded in the accounts payable of the Company. The balance at September 30, 2005 was $5,672.25.

      In July, 2005, the Company received a letter from the attorney representing Courtenay Communications Corporation, a supplier of Mail Mogul, Inc. requesting payment of unpaid invoices. In late October, the Company received notice that the Plaintiff received a default judgment against Mail Mogul in Superior Court, County of Los Angeles. The amount of the judgment, $4,200 is fully recorded in the accounts payable of the Company at September 30, 2005.

      In July, 2005 the Company heard from the collection agency representing Metro Label, a supplier of Mail Mogul, Inc. requesting payment of unpaid invoices. The Company has recorded $18,480 of invoices on the accounts payables of Mail Mogul, Inc. Gary can put in the AP amount

      Employees.

      In April 2003, two former TDMI employees commenced arbitration proceeding against the Company relating to their termination of employment. The employees seek damages totaling $375,789. TDMI, a discontinued subsidiary, accrued $147,000 against this potential liability. The Company has accrued for additional legal fees to contest the claims. In January 2005, the Company received notice from the American Arbitration Association Employment Arbitration Tribunal that reviewed the claims. Its decision was to award the claimants a total of approximately $478,000 including fees. The amount is fully accrued for in the financial statements of the Company. In April, the Company and the two former employees of TDMI executed a settlement agreement for $501,872 that includes a schedule of payments over two and half years that includes approximately $25,000 of interest. The balance at September 30, 2005 is $289,294. Gary needs to update

In July 2005, two former employees of Mail Mogul, Inc. filed claims with the California Labor Commission for unpaid wages. The first claim is in the amount of $6,187 for unpaid commissions, bonus, and vacation pay. A settlement was reached in the amount of $4,824 with a payment schedule one payment of $2,500 and the second of $2,324. The payments are to be made by September 6, 2005. The amount of the settlement is recorded in July 2005. The first payment of $2,500 was made in the third quarter. The balance at September 30, 2005 is $2,324.29

The second claim, also filed with California Labor Commission is in the amount of $10,031 for unpaid commissions. The Company presented its case in a hearing in the Commissioner's office on July 19, 2005. The commission determined the plaintiff was due $8,451.02. No amount has been recorded or payments made for this claim. Gary would know

      Others

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

      Class E Preferred Stock Dividends

      During the third quarter, the Board decided to pay additional quarterly dividends on the Company's Class E Preferred Stock in shares of common stock. The dividends, at a rate of $400 per share per quarter, for the first three quarters of 2005 had not been paid. Pursuant to the provisions of the Class E Preferred Stock Declaration, shares of common stock, based on the average closing price for the shares during the last 20 trading days before the dividends were due, maybe paid in lieu of cash. During September a total of 5,355,310 shares were issued to settle $79,600 of dividends due at that time. In October, an additional 3,960,198 shares were issued to settle $39,800 of additional dividends. The holders of the Class E Preferred Stock had represented themselves in writing to be accredited investors who were purchasing those shares and any shares issued as dividends for their own investment and agreed to restrictions on resale placed with the Company's transfer agent and the printing of a legend on his certificate. Because of these factors, this issuance is exempt from registration under the Securities Act as not involving a public distribution under section 4(2). Gary needs to review figures

      Additional Guarantees

      During the quarter, Peter DeCrescenzo, the company's president, increased the amount of credit extended to DGI that he has guaranteed by $50,000. The Board of Directors awarded him an additional 500,000 shares as compensation for his guarantee. Mr. DeCrescenzo is an accredited investor who is holding these shares for his own investment and agreed to restrictions on resale placed with the Company's transfer agent and the printing of a legend on his certificate. Because of these factors, this issuance is exempt from registration under the Securities Act as not involving a public distribution under section 4(2).

      Conversions

      During the third quarter the holder of the last convertible note issued to the holders of notes issued by IP2M before its acquisition converted all $25,000 of principal and 5,158 in interest into 1,984,048 shares of common stock. As the note was issued more than two years age and the common stock was issued by Dialog Group to with the holders of its pre-existing note and for interest thereon exclusively and no commission or other remuneration is paid or given directly or indirectly for soliciting the exchange, the conversion was exempt from registration pursuant to Section 3(a)9 of the Securities Act of 1933 and Rule 144(k) there under.

      Also during the third quarter, 6,514 shares of Class B-1 Preferred Stock were converted by their holders into 260,560 shares of common stock. The certificates issued upon conversion bore Securities Act legends and stop orders have been recorded with the transfer agent. These transactions were exempt from registration under Section 3(a) (9) of the Securities Act of 1933 because they were issued by Dialog Group to with the holders of its existing preferred stock exclusively and no commission or other remuneration is paid or given directly or indirectly for soliciting the exchange.

      Other issues

      During the third quarter, DGI sold a total of 5,000,000 shares for $50,000 in cash. In addition, warrants to purchase 2,000,000 shares at a price of $0.012 were issued to the purchaser, Peter Bordes, a company director and officer. He is an accredited investor who has assured the company in writing that he was purchasing these shares and any shares issued upon exercise of the warrants for his own investment and agreed to restrictions on resale placed with the DGI's transfer agent and to the printing of a legend on his certificate. Because of these factors, this issuance is exempt from registration under the Securities Act as not involving a public distribution under section 4(2).

      The proceeds of all shares issued for cash were used for general business purposes.

Item 6. Exhibits

Exhibits

  Exhibit
   Number   Description                                                   Page
    2.1     Third Amended Plan of Reorganization - Incorporated by        X
            reference from Report on Form 8-K filed on October 12,
            2001
    2.2     Amendment  dated February 27, 2003 to an Agreement for        X
            Merger by and among IMX Pharmaceuticals, Inc., a Utah
            corporation ("IMX") (for itself and for Dialog Group,
            Inc., its successor by merger), HCD Acquisition, Inc.
            ("HCD Acquisition"), a Delaware corporation, Healthcare
            Dialog, Inc., a Delaware corporation ("HCD"), and Peter
            V. DeCrescenzo, Vincent DeCrescenzo, Sr., and Cindy
            Lanzendoen, each an individual, (collectively, the
            "Shareholders") and Cater Barnard, plc, an a corporation
            of England and Wales ("CB") - Incorporated by reference
            from Report on Form 8-K filed on March 15, 2003
    2.3     Agreement for Merger dated February 24, 2003 among            X
            Dialog Group, Inc., a Delaware corporation ("DGI"), IP2M
            Acquisition Corp. ("Acquisition"), a Delaware
            corporation, IP2M, Inc., a Delaware corporation
            ("IP2M"), and Robin Smith, William Donovan, Five Don,
            Ltd. (a/k/a 5 Don Ltd.), Cameron Bevis, and Art Sadin -
            Incorporated by reference from Report on Form 8-K filed
            on March 15, 2003
   3(i).1   Amended and Restated Articles of Incorporation -              X
            Incorporated by reference from Interim Report on Form
            8-K filed on March 14, 2003
   3(i).2   Certificate of Designation of Class C-1 Preferred Stock       X
            - Incorporated by reference from the initial filing of
            registration statement file number 333-106490
   3(i).3   Certificate of Designation of Class C-2 Preferred Stock       X
            - Incorporated by reference from the initial filing of
            registration statement file number 333-106490
   3(i).4   Certificate of Designation of Class C-3 Preferred Stock       X
            - Incorporated by reference from the initial filing of
            registration statement file number 333-106490
   3(i).5   Certificate of Cancellation of Class C and Class D            X
            Preferred Stock  - Incorporated by reference from the
            initial filing of registration statement file number
            333-106490
   3(i).6   Certificate of Amendment for Increased Shares -               X
            Incorporated by reference from the initial filing of registration statement file number 333-106490

   3(i).7   Certificate of Designation of Class E Preferred Stock -       X
            Incorporated by reference from Amendment # 1 to Annual
            Report on Form 10-KSB filed on September 30, 2005
   3(i).8   Certificate of Elimination of Classes C-1, C-1, and C-3       X
            Preferred Stock - Incorporated by reference from
            Amendment # 1 to Annual Report on Form 10-KSB filed on J
            September 30, 2005
   3(i).9   Certificate of Amendment for Increased Shares -               X
            Incorporated by reference from Amendment # 1 to Annual
            Report on Form 10-KSB filed on September 30, 2005
  3(ii).1   By-laws - Incorporated by reference from Interim Report       X
            on Form 8-K filed on March 14, 2003
    4.1     Instruments defining the rights of security holders -         X
            Incorporated by reference from Exhibit 3(i).1 through
            Exhibit 3(i).10.
     10     Material contracts
    10.1    Employment Agreement for Peter V. DeCrescenzo                 X
            Incorporated by reference from the Annual Report on Form
            10-KSB filed on April 14, 2003
    10.2    Employment Agreement for Vincent DeCrescenzo                  X
            Incorporated by reference from the Annual Report on Form
            10-KSB filed on April 14, 2003
    10.3    Employment Agreement for Cindy Lanzendoen Incorporated        X
            by reference from the Annual Report on Form 10-KSB filed
            on April 14, 2003
    10.5     2002 Stock Option Plan, as amended- Incorporated by          X
             reference from the initial filing of registration
             statement file number 333-106490
    10.6    Amendment to Employment Agreement for Peter V.                X
            DeCrescenzo - Incorporated by reference from Amendment #
            1 to Annual Report on Form 10-KSB filed on September 30,
            2005
    10.7    Amendment to Employment Agreement for Vincent                 X
            DeCrescenzo, Sr. - Incorporated by reference from
            Amendment # 1 to Annual Report on Form 10-KSB filed on
            September 30, 2005
    10.8    Guarantee Agreement with Peter DeCrescenzo -                  X
            Incorporated by reference from Amendment # 1 to Annual
            Report on Form 10-KSB filed on September 30, 2005
    10.9    Guarantee Agreement with Vincent DeCrescenzo -                X
            Incorporated by reference from Amendment # 1 to Annual
            Report on Form 10-KSB filed on September 30, 2005
    21.1    Subsidiaries of the registrant - Incorporated by              X
            reference from Amendment # 1 to Annual Report on Form
            10-KSB filed on September 30, 2005

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

                                        DIALOG GROUP, INC.
Date: November 18, 2005
                                        By: /s/ Peter V. DeCrescenzo
                                            ------------------------------------
                                            Peter V. DeCrescenzo, President and
                                            Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed bellow by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                 Title                      Date
---------                                 -----                      ----

/s/ Peter V. DeCrescenzo         Chief Executive Officer      November 18, 2005
-------------------------
Peter V. DeCrescenzo

/s/  Vincent DeCrescenzo         Chief Financial              November 18, 2005
-------------------------        and Accounting Officer
Vincent DeCrescenzo

                                INDEX TO EXHIBITS

Exhibit       Page
Number        Number            Description
---------     -----------       ------------------------------------------------

   31(i)          19            302 Certification of Chief Executive Officer
   31(ii)         21            302 Certification of Chief Financial Officer
   32(i)          23            906 Certification of Chief Executive Officer
   32(ii)         23            906 Certification of Chief Financial Officer