Form 10QSB/A
period 2005-09-30
DIALOG GROUP INC
filed 2005-11-25
CIK 1051059

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
                               Amendment Number 1


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

      For the three months ended September 30, 2005, Communications Services' consolidated Net Loss from Operations was approximately $25,000 compared to an income of $195,000 in the third quarter of 2004. For the period ending September 30, 2004, Not Other Income included imcome form forgivness of debt of $96,250 offset by a loss on discontinued operations of $14,000.

Nine Months Ended September 30, 2005

         Dialog Group

         ---------------------------------------- ---------------------------- ------------------------------
         Income Statement Item                      First Nine Months 2005        First Nine Months 2004
         ---------------------------------------- ---------------------------- ------------------------------
         Revenue                                             $ 5,063,311                    $6,162,369
         ---------------------------------------- ---------------------------- ------------------------------
         Cost of Revenue                                       2,371,192                     2,594,804
         ---------------------------------------- ---------------------------- ------------------------------
         Operating Expenses                                    3,984,095                     4,074,627
         ---------------------------------------- ---------------------------- ------------------------------
         Result of Operations                                (1,291,976)                     (506,720)
         ---------------------------------------- ---------------------------- ------------------------------
         Net Other Income                                      (161,290)                       502,501
         ---------------------------------------- ---------------------------- ------------------------------
         Other Comprehensive Income/(Loss)                      (12,555)                             0
         ---------------------------------------- ---------------------------- ------------------------------
         Total Comprehensive Income/Loss)                    (1,465,821)                     (259,438)
         ---------------------------------------- ---------------------------- ------------------------------

      Revenues for the nine months ended September 30, 2005 were $5,063,000 compared with $6,162,000 for the nine months ended September 30, 2004. This represents a decline of about $948,000 or 23% from the same period a year ago. Revenue for each of the segments will be addressed in more detail below.

      Cost of Revenues for the three quarters ended September 30, 2005 were $2,371,000, some 47% of sales, compared with $2,595,000 or approximately 42% of sales in the nine months ended September 30, 2004. The details are discussed in the sections which follow.

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

      Net Other Income/Expense was an expense of $161,000 for the nine months ended September 30, 2005, compared with income in that category of $247,000 for the nine months ended September 30, 2004, a total difference of about $408,000. The company's other income/expense for this year included interest expenses of approximately $190,000 and income of $95,000 arising from gain on forgiveness of debt offset by $58,000 of expenses for discontinued operations. Last year included Interest Expense of $44,000 and Other Income of $547,000 that arose primarily from forgiveness of debt along a favorable settlement agreement offset by losses from discontinued operation of $255,000.

      The Net Loss for the nine months ended September 30, 2005 was $1,466,000, compared with a Net Loss $259,000 in the nine months ended September 30, 2004, representing an increased loss of $1,194,000

Online Services Segment

     ------------------------------------ -------------------------------- --------------------------------
     Income Statement Item                    First Nine Months 2005           First Nine Months 2004
     ------------------------------------ -------------------------------- --------------------------------
     Revenue                                             $1,595,693                       $1,205,880
     ------------------------------------ -------------------------------- --------------------------------
     Cost of Revenue                                        903,557                          249,994
     ------------------------------------ -------------------------------- --------------------------------
     Operating Expenses                                     660,092                          317,131
     ------------------------------------ -------------------------------- --------------------------------
     Result of Operations                                    32,044                          638,755
     ------------------------------------ -------------------------------- --------------------------------
     Net Other Income                                         (250)                                0
     ------------------------------------ -------------------------------- --------------------------------
     Other Comprehensive Income/(Loss)                     (12,555)                                0
     ------------------------------------ -------------------------------- --------------------------------
     Total Comprehensive Income/(Loss)                       19,239                          638,755
     ------------------------------------ -------------------------------- --------------------------------

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

      Data Service Segment

     ------------------------------------ ---------------------------------- ----------------------------------
     Income Statement Item                     First Nine Months 2005             First Nine Months 2004
     ------------------------------------ ----------------- ---------------- ----------------- ----------------
                                              Data Dialog       Mail Mogul       Data Dialog         Mail Mogul
     ------------------------------------ ----------------- ---------------- ----------------- ----------------
     Revenue                                  $ 1,050,098       $1,196,048          $734,919      $ 2,509,539
     ------------------------------------ ----------------- ---------------- ----------------- ----------------
     Cost of Revenue                              254,775          439,766           259,837        1,101,347
     ------------------------------------ ----------------- ---------------- ----------------- ----------------
     Operating Expenses                         1,014,505          777,858           897,029          942,997
     ------------------------------------ ----------------- ---------------- ----------------- ----------------
     Result of Operations                       (219,182)         (21,576)         (421,947)          465,195
     ------------------------------------ ----------------- ---------------- ----------------- ----------------
     Net Other Income                             (4,585)           10,033            10,152           42,738
     ------------------------------------ ----------------- ---------------- ----------------- ----------------
     Net Result                                 (233,766)         (11,543)         (411,795)          507,933
     ------------------------------------ ----------------- ---------------- ----------------- ----------------

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

      Data Dialog's Net Loss from Operations was $219,000 for the first three quarters of 2005, compared to a loss of approximately $422,000 for the first nine months of 2004. Investments made in the sales staff and an online platform for Data Dialog Marketing is having a positive impact on Data Dialog. In addition, Cost of Revenue were reduced in 2005 as the sales force made use of the Company's owned assets rather than using outside suppliers.. This made it possible for the Data Dialog to show an overall improvement for the first nine month of 2005 when compared to the same period of 2004

      Mail Mogul's Net Loss from Operations for the nine months ended September 30, 2005 was $22,000, compared with a net income of approximately $465,000 for the same nine months in 2004. Management believes the results of the first nine months of 2005 were attributable to the turnover of experienced sales people, a key data supplier changing its marketing approach, a conscious effort to divert resources away from lower margin categories, and the loss of the USPS relationship. Mail Mogul's Net Other Income includes $47,000 of forgivness of debt, offset by $4,000 of interest exzpense.

      Communications Services Segment

         ---------------------------------- -------------------------------- --------------------------------
         Income Statement Item                  First Nine Months 2005           First Nine Months 2004
         ---------------------------------- -------------------------------- --------------------------------
         Revenue                                           $ 1,221,472                       1,712,031
         ---------------------------------- -------------------------------- --------------------------------
         Cost of Revenue                                       773,095                         983,626
         ---------------------------------- -------------------------------- --------------------------------
         Operating Expenses                                    337,030                         303,902
         ---------------------------------- -------------------------------- --------------------------------
         Result of Operations                                  111,348                         424,503
         ---------------------------------- -------------------------------- --------------------------------
         Net Other Income                                     (32,549)                         139,197
         ---------------------------------- -------------------------------- --------------------------------
         Net Result                                             78,509                         563,700
         ---------------------------------- -------------------------------- --------------------------------


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

      For the period ending September 30, 2005, Net Other Income included $23,000 of forgiveness of debt, offset by $55,000 in interest expense. For the same period last year, Net Other Income included $207,000 of forgiveness of debt offset by $28,000 in interest expense and $39,000 from losses from discontinued operations.

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

Item 1.      Legal Proceedings

      Suppliers

      During July of 2003, Axiom Corporation commenced an action against ThinkDirectMarketing, Inc., a discontinued subsidiary. The complaint seeks $400,000 on a note payable, interest of $180,000, and $295,000 for unpaid data usage, and $1,250,000 for unpaid minimum usage requirements for 2003 and 2004. In the third quarter of 2005 Acxiom served a new, amended complaint and added Data Dialog, Inc. as a defendant. Data Dialog has answered the complaint and all the defendants have filed a counterclaim. $28,960 has been accrued for legal expenses.

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

                                        DIALOG GROUP, INC.
Date: November 25, 2005
                                        By: /s/ Peter V. DeCrescenzo
                                            ------------------------------------
                                            Peter V. DeCrescenzo, President and
                                            Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed bellow by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                 Title                      Date
---------                                 -----                      ----

/s/ Peter V. DeCrescenzo         Chief Executive Officer      November 25, 2005
-------------------------
Peter V. DeCrescenzo

/s/  Vincent DeCrescenzo         Chief Financial              November 25, 2005
-------------------------        and Accounting Officer
Vincent DeCrescenzo

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