Form 10KSB/A
period 2004-12-31
DIALOG GROUP INC
filed 2006-04-13
CIK 1051059

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              REPORT ON FORM 10-KSB
                              (Amendment Number 2)


(Mark one)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the year ended December 31, 2004.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

                          Commission File No. 000-30294

                               DIALOG GROUP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

            Delaware                                                   87-0394290
  -----------------------------                          -------------------------------------
 (State or Other Jurisdiction of                        (I.R.S. Employer Identification Number)
 Incorporation or Organization)


Twelfth Floor, 257 Park Avenue South, New York, NY                                10010
----------------------------------------------------------             --------------------------
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

         Check whether the issuer has filled all documents and reports required to be filed by section 12, 13, or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes /X/ No / /

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 116,672,283.

         Documents Incorporated By Reference: See Item 13, Exhibits.

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

         Achieving the results proposed in the Company's post acquisition business plan required the Company to raise approximately $1,500,000 in asset-based financing and achieve prompt consolidation of its operations in Boca Raton, Florida, and Elbow Lake, Minnesota. The Company was not able to obtain the required financing and was substantially delayed in consolidating its operations. The Company's cash flow became insufficient to either sustain operations or pay creditors currently. As a result, on November 20, 2000 the Company and imx-eti LifePartners, Inc., its wholly owned subsidiary, filed for protection from their creditors and an opportunity to reorganize under Chapter 11 of the United States Bankruptcy Act.

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

Disposition of Old Subsidiaries

         During the fourth quarter of 2003, Dialog Group reorganized the Data Dialog division, replacing its out of date platforms and acquiring new data sources. In connection with the reorganization, the division abandoned its efforts to utilize the old platform, the division having previously written off its investment as the problems became apparent and formed a new corporate entity, Data Dialog, Inc. to hold the investments made in the new platforms and web interfaces and the contracts with the new data sources. ThinkDirectMarketing, Inc., which owned the old technology and held the no longer functioning data contracts was sold to an unrelated party for nominal consideration.

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

         Healthcare Dialog faces four types of competitors: specialty healthcare advertising agencies like Nelson Communication Inc. or Rapp Collins, traditional healthcare advertising firms such as Grey Healthcare, Internet agencies like SimStar, and pharmaceutical companies in-house advertising and marketing departments. +Media internet advertising efforts compete with companies like WebMD and America Online and its broadcast services compete with other TV and radio networks.

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

Employees

         As of the date of this report, the Company and it subsidiaries, had 47 employees, principally 21 in New York City, 8 in Valencia, California, 16 in Sunrise, Florida and 2 in Houston, Texas. The Company believes that its relationship with its employees is good.

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

         The Company leased two apartments from Verdi Realty a company controlled by Peter V. DeCrescenzo and Vincent DeCrescenzo, Sr. The lease began on April 1, 2001, had a term of 3 years, and provide for an annual rental of $22,800 per apartment. In February of 2004 Verdi Realty sold the apartment used by Peter V. DeCrescenzo. Effective March 2004 Peter V. DeCrescenzo will receive a $2,000 per month living allowance to cover hotel space during his visits to our New York office until a comparable apartment can be found. In January 2005, the Company renewed is lease on the remaining apartment for a two-year term commencing January 1, 2005. The new annual rental is $24,000 per apartment.

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

         The 2005 Annual Meeting, was never held. At the 2006 Annual Meeting which is planned for May 10th, 2006, a slate of four directors will be nominated, changes in the Company's capitalization and revisions to the 2002 Option Plan to take the changes in capitalization into account will be presented.

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

--------------------------- ---------------------------- -----------------------
                             High Bid                     Low Bid
--------------------------- ---------------------------- -----------------------
2004
    First Quarter           $0.12                        $ 0.01
    Second Quarter          $ 0.085                      $ 0.01
    Third Quarter           $ 0.155                      $ 0.03
    Fourth Quarter          $ 0.11                       $ 0.033
--------------------------- ---------------------------- -----------------------
2003
    First Quarter           $ 0.51                       $0.15
    Second Quarter          $0.35                        $0.13
    Third Quarter           $0.35                        $0.09
     Fourth Quarter         $0.13                        $0.05
--------------------------- ---------------------------- -----------------------


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

Item 6.  Management's Discussion and Analysis or Plan of Operation.

         General

         During 2003, Dialog Group acquired Healthcare Dialog, Inc. and IP2M, Inc. During the fourth quarter of that year, it shut down operations of Think Direct Marketing because of the failure of its operating platform and the quality of its data. Dialog Group's incorporated a new subsidiary, Data Dialog, Inc. in the last quarter of 2003.

         At the end of 2003, ThinkDirectMarketing, Inc and Healthcare Horizons were sold to an unrelated party. In addition, Software Dialog plc, which distributed the Panda anti-virus software in England, was sold to its managers and a group of English investors.

          Dialog Group's consolidated operations reflected in this years' financial statements include, for the purposes of this discussion, only both its remaining divisions. Also because of the accounting rules, the consolidated results of operations for the year ended December 31, 2003 as presented include the results of operations for Healthcare Dialog, Inc. for all of 2003 but only include the ten months from March 1 to December 31, 2003 for Dialog Group, Inc. itself and its Mail Mogul and IP2M subsidiaries. These reports also exclude the results of operations for the two subsidiaries which were sold before the end of the 2003 fiscal year. Their operating results are included in discontinued operations together with the gain or loss on the sale of these subsidiaries. Dialog Group's consolidated balance sheet for both 2003 and 2004 include only the remaining units.

         Summary of Changes

         Several changes have been made to the financial statements and the results discussed in this section. First, the Annual Report, as first filed, discussed the pro-forma operating results rather then the "actual" results as required by the Securities and Exchange Commission accounting rules. As discussed above, the actual results, used in this presentation compare partial years for 2003 with complete year results for 2004. Pro-forma reporting compared full years for both years.

         Second, Company management believes that unregistered common stock issued to settle Company debts should be valued at an amount reflecting what unrelated third parties were willing to pay for the shares. The accounting authorities at the Securities and Exchange Commission have indicated to the Company that the shares issued should be accounted for at the face value of the debt settled rather than the fair value of the property issued in settlement. This accounting change eliminated a total of $180,202 gain on debt settlement during 2004. As a result, the overall net loss for 2004 was increased by the same amount.

         Finally, in 2003, the Company did not properly account for the acquisitions made in March of that year. As a result, an additional $506,918 of goodwill should have arisen from the acquisition. That amount also should have been written off at the end of 2003 when all goodwill arising from the acquisition was eliminated. Therefore, the Loss from Discontinued Operations and Total Net Loss for 2003 have both increased by the same amount.

Results of Operations

Dialog Group

         ---------------------------------------- --------------------------- -------------------------------
         Income Statement Item                          Fiscal Year 2004               Fiscal Year 2003
         ---------------------                         ----------------                ----------------
         Revenue                                            $7,904,000                      $6,340,000
         ---------------------------------------- --------------------------- -------------------------------
         Cost of Sales                                       3,385,000                       4,393,000
         ---------------------------------------- --------------------------- -------------------------------
         Operating Expenses                                  5,205,000                       9,869,000
         ---------------------------------------- --------------------------- -------------------------------
         Result of Operations                                 (686,000)                     (7,922,000)
         ---------------------------------------- --------------------------- -------------------------------
         Net Other Income                                       32,000                         122,000
         ---------------------------------------- --------------------------- -------------------------------
         Discontinued Operations                              (632,000)                        600,000
         ---------------------------------------- --------------------------- -------------------------------
         Net Result                                        ($1,286,000)                    ($7,200,000)
         ---------------------------------------- --------------------------- -------------------------------

         Revenues for the year ended December 31, 2004 were $7,904,000 compared with $6,340,000 for the year ended December 31, 2003. The data portion of the company's business at the end of 2004 made up a greater percentage of the total than at the end of 2003. Improvement in Mail Mogul, the introduction of Data Dialog Select coupled with stronger sales of iData surveys were primary factors.

         Costs of Sales for the year ended December 31, 2004 were $3,385,000 just under 43% of sales, compared with $4,393,000 or approximately 68% of sales in the year ended December 31, 2003. The achievement of this significant reduction in Cost of Sales factors into the overall improvement of the company. The increase in the portion of the sales in the higher margin categories of the business and the utilization of company assets rather than relying on external sources have helped to decrease the Cost of Sales.

         Operating Expenses for the year ended December 31, 2004 was $5,205,000 compared with $9,869,000 for the same period ended December 31, 2003. The company invested in additional sales staff, in an online data delivery platform, and a more extensive marketing program in 2004. In 2003, approximately $5,016,000 was charged to loss on goodwill and fixed asset impairment.

         Losses from Operations were $686,000 for the year ended December 31, 2004 compared with $7,922,000 for the year ended December 31, 2003, an improvement of over $7,236,000. This is the result of improved margins along with a loss on goodwill and fixed asset impairment charges in 2003.

         Net Other Income was $32,000 for the year ended December 31, 2004. Income from litigation settlement was $122,000, the net amount of the accrued expense after settlement of a dispute with the former C.E.O. of IP2M. This helped off set some $90,000 of interest expense incurred as a result of the company's paying interest on it revolving credit line, interest on credit cards used to pay suppliers and interest on investment notes. This compares with a Net Other Income of $122,000 for the same period ended December 31, 2003. The Other Income for 2003 was $225,000 of Other Income consisting of a gain recognized due to correction of the Company's records and other adjustments offset by interest expense of $103,000.

         The Net Loss before inactive and discontinued operations was $654,000 for the year ended December 31, 2004 compared with $7,800,000 in the year ended December 31, 2003. The $632,000 loss on inactive operations and discontinued operations increased 2004's overall Net Loss to $1,286,000. In 2003, there was a gain on discontinued and inactive operations of $600,000, reducing the final Net Loss to $7,200,000.

         The net loss for 2004 represents an improvement of approximately $5,914,000 from the same period a year ago. This the result of approximately $5,016,000 charged to loss on goodwill and fixed asset impairment during 2003.

          Data Dialog Division:

         ---------------------------------- ------------------------------------- ---------------------------------
         Income Statement Item                        Fiscal Year 2004                    Fiscal Year 2003
         ---------------------                        ----------------                    ----------------
                                                                                        Mail Mogul Only from
                                               Mail Mogul         Data Dialog           March 1 to year end
         ---------------------------------- ------------------- ----------------- ---------------------------------
         Revenue                                $3,180,000            $994,000                $2,674,000
         ---------------------------------- ------------------- ----------------- ---------------------------------
         Cost of Sales                           1,388,000             352,000                 1,484,000
         ---------------------------------- ------------------- ----------------- ---------------------------------
         Operating Expenses                      1,182,000           1,235,000                 1,050,000
         ---------------------------------- ------------------- ----------------- ---------------------------------
         Result of Operations                      610,000           (593,000)                   140,000
         ---------------------------------- ------------------- ----------------- ---------------------------------
         Net Other Income                         (10,000)             (7,000)                       -0-
         ---------------------------------- ------------------- ----------------- ---------------------------------
         Gain on Discontinued Operations                                                         136,000
         ---------------------------------- ------------------- ----------------- ---------------------------------
         Net Result                                600,000           (600,000)                   276,000
         ---------------------------------- ------------------- ----------------- ---------------------------------

         The analysis of the Data Dialog Division focus on the business remaining after the sale of TDMI: Mail Mogul for the both 2004 and 2003 and Data Dialog for 2004 only because Data Dialog did not begin operations until very late in 2003. In addition, the Mail Mogul 2003 figures only include the part of the year, from March 1, 2003 through December 31, 2003.

         Mail Mogul's annual revenue for 2004 was $3,180,000 which compared favorably to the $2,674,000 in revenue in 2003. This represents an improvement of approximately $506,000 The company's efforts to increase sales of data in its mail shop channel proved successful. Mailing list sales increased more that other product lines. Additional sales staff coupled with an increased marketing effort also played an important role in the sales improvement. Revenues during 2005 may be affected by competition from addition companies looking to sell products to mail shops. One company, in particular which was formed by former employees of Mail Mogul, could take away market share from Mail Mogul. The USPS which generates leads for Mail Mogul may change the lead generating program which would impact sales. The company has not always been able to make payments in a timely manner to suppliers of consumable supplies. As a result of the limited credit available from these suppliers, Mail Mogul may have difficulty filling the demand for its consumable products.

         Data Dialog had sales of $994,000 for all of 2004. Data Dialog Marketing Specialty List sales provided the greatest proportion of the revenue for this unit with sales of the company's subscription products and packaged marketing service making up the balance The main sales lead generating source has been the US Postal Service. Year to date, Data Dialog is in one of the top link placement of all merchant affiliates on USPS website, which drove a large number of referrals to the Data Dialog website.

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

         Mail Mogul's Costs of Sales was $1,388,000 for the year ended December 31, 2004, compared with $1,484,000 for the year ending December 31, 2003. As a result of the higher margin data sales contributing more to total sales in this mail shop channel, Cost of Revenue as a percentage of sales improved from 55% in 2003 to 44% in 2004

          Data Dialog's Costs of Sales for the 2004 was $352,000, about 35% of sales.

         The Operating Expenses for Mail Mogul during the year of 2004 were $1,182,000 up from the $1,050,000 of 2003. The increase is in line with the increase in sales

         Data Dialog's Operating Expense level for 2004 was $1,235,000, of which $930,000 was for marketing. The level through the end of the first full year of operations still remains high relative to sales.

         Mail Mogul's Income from Operations for the year ended December 31, 2004 was $610,000 compared with $139,000 for 2003. The $220,000 of internal cost transfers in 2004, which were not made in 2003, impacted the comparison.

         Data Dialog's Loss from Operations was $593,000 for its first year, 2004. Investments made in sales staff and an online platform requires a dollar sales level above that reached during the first year in order for this group to show a profit.
         In 2003, Mail Mogul enjoyed a gain on discontinues operations of 136,000. There was none if 2004.

         Mail Mogul's Net Income for the year ended December 31, 2004 was $600,000 compared with a Net Income of $276,000 for 2003.

         Data Dialog's annual Net Loss for 2004 was $600,000, including $9,000 of Interest Expense.

                  Healthcare Dialog Division

         ---------------------------------------- --------------------------- -------------------------------
         Income Statement Item                           Fiscal Year 2004              Fiscal Year 2003
         ---------------------                            ----------------              ----------------
         Revenue                                              $3,731,000                      $3,667,000
         ---------------------------------------- --------------------------- -------------------------------
         Cost of Sales                                         1,645,000                       2,909,000
         ---------------------------------------- --------------------------- -------------------------------
         Operating Expenses                                      757,000                       1,378,000
         ---------------------------------------- --------------------------- -------------------------------
         Result of Operations                                  1,329,000                        (620,000)
         ---------------------------------------- --------------------------- -------------------------------
         Net Other Income/Loss                                  (39,000)                         (40,000)
         ---------------------------------------- --------------------------- -------------------------------
         Discontinued Operations                                 561,000                      (1,278,000)
         ---------------------------------------- --------------------------- -------------------------------
         Net Result                                            1,851,000                      (1,938,000)
         ---------------------------------------- --------------------------- -------------------------------

         For the year ended December 31, 2004, the Healthcare Dialog division's total consolidated revenues were approximately $3,731,000 as compared to approximately $3,667,000 for 2003. Sales of +Media were below the 2003 level as the company gave up less profitable sales included in last year's totals.

         The division's Costs of Sales for 2004 was $1,645,000, representing 44% of revenue compared with $2,909,000 and 79% of revenue for 2003. Cost of Revenue was positively impacted by a swing in the composition of sales. Higher Cost of Revenue business classifications such as +Media and printing in nFusion made up a lower percentage of Healthcare Dialog sales and thus Cost of Revenue decreased.

         The Healthcare Dialog Division's consolidated Total Operating Expenses were approximately $757,000 for the year ended December 31, 2004. This one aspect compares favorably with the approximately $1,378,000 for the same period ended December 31, 2003 and had a significant impact on results. Operating Expenses, as a percentage of sales for 2004 were 20% compared to approximately 38% for the same period a year ago. In 2003, Healthcare expenses included the salaries of executives that in the same period in 2004 are charged to Dialog Group directly. In addition, Healthcare rent in the first year of 2004 was reduced from 2003 as a result of the expense related to the rent for offices in New York City being shared with Dialog Group.

         For the year ended December 31, 2004, this division's consolidated Income from Operations was over $1,329,000, this represents an improvement from the Loss from Operations of $620,000 in the period ending December 31, 2003, a difference of almost $2,000,000. Despite a decrease in sales, this division was able to improve Income from Operations as a result of a reduction in the Cost of Revenue and a reduction in actual expenses including a reduction in the number of employees, coupled with expenses being moved to Dialog Group corporate and a decrease in depreciation along with approximately $88,000 arising from inter-company cost allocations.

         In 2004 Other Income (Loss) of ($38,000) consisted primarily of Interest Expense of $39,000 less other income of $2.000. In 2003 Other Expense of $40,000 consisted of almost $80,000 of Interest Expense offset by $39,000 of Other Income.

         The division's Net Profit from continuing operations for 2004 was $1,329,000. After a credit of $561,000 for gains on discontinued operations, the 2004 Net Profit for the 2004 year was $1,851,000. After a charge of $1,278,000 for losses on discontinued operations, the 2003 Net Loss was $1,938,000.

Liquidity & Capital Resources

         DGI had a consolidated working capital deficit of approximately ($2,919,000) on December 31, 2004 as compared to a deficit of approximately ($3.460, 000) at December 31, 2003.

         On December 31, 2004, the Healthcare Dialog Division's financial condition included a working capital deficit, of about ($935,000) as compared to a deficit of approximately ($1,428, 000) at December 31, 2003.

         At the end of the year, the Data Division had a working capital deficit of approximately ($666,000) as compared to a deficit of about ($716,000) on December 31, 2003.

         At the end of the 4th quarter of 2004, the company's short-term liabilities increased by approximately $370,000. In 2004 the figure was $3,728,000 and in 2003 the figure was $4,098, 000.

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

         The Company continues to review other means of raising funds including issuing debentures and equity instruments. In 2005, it placed additional Convertible Notes and is negotiating with a private investor for the sale of its common shares. In addition, several employees have agreed to accept common shares for their past due wages and expenses.

         The Company may not be able to meet its short-term capital needs. In the past suppliers were prepared to extend the company payments term for larger dollars amounts over longer periods. As a result of the company's poor payment history fewer suppliers than in the past are willing to give the company the kind of payment terms it needs. In the past members of management lent the company money. At the time of the Pearl transactions (below), Pearl and the Company agreed that Peter DeCrescenzo's 2005 gross cash salary would be reduced from $250,000 to $150,000 and that Vincent DeCrescenzo's 2005 gross cash salary would be reduced from $150,000 to $85,000

         In the past members of management have used their personal credit cards to pay for company expenses, there is no reason to believe they will do so in the future. In the past the employees have been willing to work for reduced wages and or convert wages to shares of the company, there is no reason to believe they will do so in the future. The company has had dialog with current and potential investors. In April 2005, Pearl Street Holdings plc, an English company controlled by Stephen Dean and Vince Nicholls lent Dialog Group $550,000 and purchased $555,000 of the Company's Convertible Notes from the Griffin Crossover Fund, LLC.

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

         An additional trend in healthcare marketing is the consolidation of marketing companies. Major international companies are buying up or forcing companies the size of Healthcare Dialog out of the market. These companies offer many more services to their clients that Healthcare Dialog is able to and as result are taking business away from smaller organizations

         Data

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

         As technology makes the tools we use better, faster and cheaper more complition can enter the space Data Dialog operates in. Competition because of technology can come from anywhere in the world. As competitors from countries with lower labor cost enter the market they could have a negative effect on the company's data business.

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

Vincent DeCrescenzo, Sr. (60) Nominee for Director, Director, Executive Vice-President of the Company, Chief Operating Officer, and Chief Financial Officer since March 2003
         He has served as Chief Operating Officer and Executive Vice-President of the Company since its acquisition of HealthCare Dialog on March 2003. Prior to that he served as Chief Operating Officer and a director of HealthCare Dialog since November 2000 where he headed up the production services organization. Before joining Healthcare Dialog, Mr. DeCrescenzo was the Chief Operating Officer of PVD and Partners and of four spin-off companies. Vincent DeCrescenzo worked for Bradlees Discount Stores for over a decade beginning in 1980, starting as a single unit store manager and progressing to Regional Vice President for New England and membership in the Bradlees Operating Committee. As Regional Vice President, he had full profit and loss responsibility for 50 stores, over $500,000,000 in sales, and a store population that peaked at over 10,000 employees.

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



Peter Bordes, Jr. (42) Nominee for Director, Chairman and Chief Executive of Empire Media, Inc.

         Peter A. Bordes, Jr. is a founder, co CEO and chairman of the board of Empire Media Inc., a publishing, marketing and technology enterprise based in New York. Empire currently publishes the monthly business publication "Empire", the magazine of business innovation and operates Mighty 7 Networks an interactive lead generation and email delivery/marketing company and Onefn, interactive media, email and list management company that specializes in representing financial publishers Empire Media also manages events, electronic marketing, e-commerce, web development and business development. Empire is also an owner and founder of www.find.com, a partnership between Empire and www.finsvp.com, creating the first "True Business Search" engine.
         Prior to founding Empire Media, Mr. Bordes was a founder and partner of Eworks inc., a New York based media and technology accelerator. Bordes has spent much of his career in banking and venture capital, and was founder of Mason Cabot investment bank. Mr. Bordes is a founder, investor and board member of LiquidXS.com www.liquidxs.com and www.dealsafari.com, B2B and B2C companies that liquidate excess inventories of high end consumer goods. He serves on the board of as Mode 11 an interactive broadcast Technology Company, Intellibank, a web based enterprise solution, Northstar software, an enterprise asset management software solution, and www.jiwire.com, an online hotspot directory. He is also an owner and Chairman of the Board of Roomlinx, Inc., a Wifi high-speed wireless, broadband, and VOIP provider for the hospitality industry.

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

Section 16(a) Beneficial Owners

         Under Section 16(a) of the Securities Exchange Act of 1934, the Company's directors, executive officers, and beneficial holders of more than 10% of the Company's Common Stock are required to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based on our records and other information, the Company believes that during FY 2004 and to date in 2005, Peter DeCrescenzo and Vincent DeCrescenzo, executive officers and directors, failed to file forms 4 or 5 for the acquisitions below. No shares were sold. During December 2003 and March 2004, Peter DeCrescenzo made gifts of 410,000 shares. In September of 2005, he made additional gifts totaling 260,000. As of the date hereof, both Peter DeCrescenzo and Vincent DeCrescenzo, Sr. have filed his forms.

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

----------
(1) Mr. Peter DeCrescenzo was elected to these positions effective March 1, 2003. All compensation shown was paid by HealthCare Dialog, Inc. prior to its acquisition by the Company on that date.
(2) Only $141,484 was paid in cash; the balance is the value of the common stock and the initial principal amount of a long-term note issued for accrued wages and a remaining year-end accrual of $12,500. In addition, Mr. DeCrescenzo has accumulated $24,038 of accrued vacation.
(3) Only $88,542 was actually paid. The balance was accrued.
(4) This includes $17,300 for automobile expenses, $19,802 for living expenses in New York City, 7,624 for health club membership, and $14,740 for life insurance premiums, $8,022 for health insurance premiums, and $4,000 as the fair market value of housing provided.
(5) Mr. Vincent. DeCrescenzo was elected to these positions effective March 1, 2003. All compensation shown was paid by HealthCare Dialog, Inc. prior to its acquisition by the Company on that date.
(6) Only $85,432 was paid in cash; the balance is the value of the common stock and the initial principal amount of a long-term note issued for accrued wages and a remaining year-end accrual of $7,500. In addition, Mr. DeCrescenzo has accumulated $14,423 of accrued vacation.
(7) Only $53,125 was actually paid. The balance was accrued.
(8) This includes $10,852 for life insurance premiums, $802 for health insurance premiums, $1,109 for health club membership, $621 for automobile expenses, and $24,000 as the fair market value of housing provided.
(9) Ms. Lanzendoen was elected to these positions effective March 1, 2003. All compensation shown was paid by HealthCare Dialog, Inc. prior to its acquisition by the Company on that date.
(10) Only $86,471 was paid in cash; the balance is the value of the common stock and the initial principal amount of a long-term note issued for accrued wages.
(11) Only $53,125 was actually paid. The balance was accrued.
(12) This includes $18,011 for automobile expenses, $453 for a health club membership and $14,258 for life insurance premiums.

         In January 2002, the Board of Directors adopted the 2002 Employee Stock Option Plan (the "Option Plan"). The Plan was approved by the Company's stockholders in November of 2002 and modified to increase the number of shares subject to option from 5,000,000 to 10,000,000 at the shareholders meeting in May 2003.

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

------------------------------------- --------------------- ------------------ --------------- -----------------------
                Name                       Number of        Percent of total   Exercise Price     Expiration Date
                                           securities        options granted
                                       underlying options    to employees in
                                                               fiscal year
------------------------------------- --------------------- ------------------ --------------- -----------------------
Peter V. DeCrescenzo                       200,000(1)            11.6 %            $0.036           May 19, 2009
------------------------------------- --------------------- ------------------ --------------- -----------------------

Vincent DeCrescenzo, Sr.                   250,000(1)            14.5 %            $0.036           May 19, 2014
------------------------------------- --------------------- ------------------ --------------- -----------------------

Cindy Lanzendoen                           150,000(1)             8.7 %            $.036            May 19, 2014
------------------------------------- --------------------- ------------------ --------------- -----------------------

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

     AGGREGATE OPTION EXERCISES FOR FISCAL 2004
     AND YEAR END OPTION VALUES

------------------------------------ ------------------ -------------- ----------------------- -----------------------
                                                                       Number of Unexercised        Value(1) of
                                                                             Options at             Unexercised
                                                                       December 31, 2004 (#)        In-the-Money
                                                                                                     Options at
                                                                                               December 31, 2003 ($)
------------------------------------ ------------------ -------------- ----------------------- -----------------------

               Name                   Shares Acquired     Value ($)         Exercisable/            Exercisable/
                                        on Exercise      Realized(2)       Unexercisable           Unexercisable
------------------------------------ ------------------ -------------- ----------------------- -----------------------
Peter V. DeCrescenzo                        -0-              -0-          199,999/200,001               -0-
------------------------------------ ------------------ -------------- ----------------------- -----------------------

Vincent DeCrescenzo, Sr.                    -0-              -0-          249,999/250,001               -0-
------------------------------------ ------------------ -------------- ----------------------- -----------------------

Cindy Lanzendoen                            -0-              -0-          150,000/150,000               -0-
------------------------------------ ------------------ -------------- ----------------------- -----------------------

1 Total value of unexercised options is based upon sales of the Common Stock as reported by the over-the-counter Bulletin Board at $ 0.0375 on December 31, 2004.
2 Value realized in dollars is based upon the difference between the fair market value of the Common Stock on the date of exercise, and the exercise price of the option.

Directors' Compensation

The members of the Board of Directors who are Company officers received no additional compensation for their attendance at meetings or other performance of their duties as directors. In 2003, the Company agreed to pay Mercury Group (formerly known as Cater Barnard) (pound)2,000 per month for each director it appoints, then two, currently one. Mercury Group will compensate its directors for their services to the Company. As of May 28, 2003, Mercury Group exchanged its right to receive payment for its director's services for 288,000 shares of common stock. Until May 2005, Mr. Stecyk was covered by this provision. Mercury's right to name a director has expired.

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

       ------------------------------------------------------ ----------------------------- -------------------

               Name and Address of Beneficial Owner               Amount and Nature of       Percent of Class
                                                                Beneficial Ownership (1)           (1)
       ------------------------------------------------------ ----------------------------- -------------------
       Peter V. DeCrescenzo
       257 Park Avenue South                                           65,261,679 (2)              14.6%
       New York, NY 10010
       ------------------------------------------------------ ----------------------------- -------------------
       Vincent DeCrescenzo
       257 Park Avenue South                                           19,493,086 (3)              4.4 %
       New York, NY 10010
       ------------------------------------------------------ ----------------------------- -------------------
       Adrian Stecyk
       17 State Street                                                    355,000 (4)                * %
       New York, New York 10021
       ------------------------------------------------------ ----------------------------- -------------------
       Richard P. Kundrat
       39 Flaming Arrow Road                                            2,511,765 (5)                * %
       Mahwah, New Jersey 07430
       ------------------------------------------------------ ----------------------------- -------------------
       John Hand, QC
       Hilden Park House, 79 Tunbridge Road                                0                         * %
       Hildenborough, Kent, England TN119BH
       ------------------------------------------------------ ----------------------------- -------------------
       Peter Bordes
       151 Lafayette Street, 2nd Floor                                 42,883,000 (6)              9.6 %
       New York, NY 10013
       ------------------------------------------------------ ----------------------------- -------------------
       All present officers and directors                             198,707,482 (7)             44.4 %
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

------------------------------- ---------------------------- ---------------------------- ----------------------------
                                                                                             Number of securities
                                Number of securities to be    Weighted-average exercise    remaining available under
                                  issued upon exercise of       price of outstanding       equity compensation plans
                                   outstanding options,         options, warrants and        (excluding securities
                                    warrants and rights              rights                 reflected in column
        Plan Category                     (a)                          (b)                         (a)
------------------------------- ---------------------------- ---------------------------- ----------------------------
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

Apartment Rentals

         During 2004, the Company rented one executive apartment for the entire year and one apartment until March 2004 from Verdi Realty, a company controlled by the DeCrescenzo brothers. During the fiscal year, the Company paid a total of $26,900 in rent for twelve months occupancy of one of these apartments and 3 months in the other. This is believed by management to be below the current marked price for these units. In March, one apartment was sold. Since then, Mr. Peter DeCrescenzo has received a monthly living allowance to replace the apartment previously provided to him

Debt Conversions

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

         The Convertible Note evidencing the debt is due February 1, 2007, bears interest; payable at maturity, at the rate of five (5%) percent per annum from April 29, 2005, and, after May 25, 2005, is convertible at a price of $0.01 per share. All holders of the new Convertible Note have agreed that, if, for 45 consecutive calendar days, the Company's stock only closes above $0.04 per share, the entire note and the note replacing the Griffin Crossover Fund note described below shall be converted into common stock. All the new Convertible Notes are secured by a second lien on the Company's assets, including its data.

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

Item 13.  Exhibits

Exhibit
 Number        Description                                                                           Page
 ------        -----------                                                                           ----
 2.1           Third Amended Plan of Reorganization - Incorporated by reference from Report on         X
               Form 8-K filed on October 12, 2001

 2.2           Amendment  dated February 27, 2003 to an Agreement for Merger by and among IMX          X
               Pharmaceuticals, Inc., a Utah corporation ("IMX") (for itself and for Dialog Group,
               Inc., its successor by merger), HCD Acquisition, Inc. ("HCD Acquisition"), a
               Delaware corporation, Healthcare Dialog, Inc., a Delaware corporation ("HCD"), and
               Peter V. DeCrescenzo, Vincent DeCrescenzo, Sr., and Cindy Lanzendoen, each an individual, (collectively, the "Shareholders") and Cater Barnard, plc, an a
               corporation of England and Wales ("CB") - Incorporated by reference from Report on
               Form 8-K filed on March 15, 2003

 2.3           Agreement for Merger dated February 24, 2003 among Dialog Group, Inc., a Delaware       X
               corporation ("DGI"), IP2M Acquisition Corp. ("Acquisition"), a Delaware
               corporation, IP2M, Inc., a Delaware corporation ("IP2M"), and Robin Smith, William
               Donovan, Five Don, Ltd. (a/k/a 5 Don Ltd.), Cameron Bevis, and Art Sadin -
               Incorporated by reference from Report on Form 8-K filed on March 15, 2003

 3(i).1        Amended and Restated Articles of Incorporation - Incorporated by reference from         X
               Interim Report on Form 8-K filed on March 14, 2003

 3(i).2        Certificate of Designation of Class C-1 Preferred Stock - Incorporated by reference     X
               from the initial filing of registration statement file number 333-106490

 3(i).3        Certificate of Designation of Class C-2 Preferred Stock - Incorporated by reference     X
               from the initial filing of registration statement file number 333-106490

 3(i).4        Certificate of Designation of Class C-3 Preferred Stock - Incorporated by reference     X
               from the initial filing of registration statement file number 333-106490

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

 3(i).7        Certificate of Designation of Class E Preferred Stock                                   X
               Incorporated by reference from Amendment No.1 to Annual Report on Form 10-KSB filed on October 3, 2005.

Exhibit
 Number        Description                                                                           Page
 ------        -----------                                                                           ----
 3(i).8        Certificate of Elimination of Classes C-1, C-1, and C-3 Preferred                       X
               Stock Incorporated by reference from Amendment No.1 to Annual
               Report on Form 10-KSB filed on October 3, 2005.

 3(i).9        Certificate of Amendment for Increased Shares Incorporated by                           X
               reference from  Amendment No.1 to Annual Report on Form 10-KSB filed on October 3, 2005.

 3(ii).1       By-laws - Incorporated by reference from Interim Report on Form 8-K filed on March      X
               14, 2003

 4.1           Instruments defining the rights of security holders - Incorporated by reference         X
               from Exhibit 3(i).1 through Exhibit 3(i).10.

 10            Material contracts

 10.1          Employment Agreement for Peter V. DeCrescenzo Incorporated by reference from the        X
               Annual Report on Form 10-KSB filed on April 14, 2003

 10.2          Employment Agreement for Vincent DeCrescenzo Incorporated by reference from the         X
               Annual Report on Form 10-KSB filed on April 14, 2003

 10.3          Employment Agreement for Cindy Lanzendoen Incorporated by reference from the            X
               Annual Report on Form 10-KSB filed on April 14, 2003

 10.5          2002 Stock Option Plan, as amended- Incorporated by reference from the initial          X
               filing of registration statement file number 333-106490

 10.6          Amendment to Employment Agreement for Peter V. DeCrescenzo. Incorporated by             X
               reference from Amendment No.1 to Annual Report on Form 10-KSB filed on October 3, 2005.

 10.7          Amendment to Employment Agreement for Vincent DeCrescenzo, Sr. Incorporated by          X
               reference from Amendment No.1 to Annual Report on Form 10-KSB filed on October 3, 2005.

 10.8          Guarantee Agreement with Peter DeCrescenzo Incorporated by reference from Amendment     X
               No.1 to Annual Report on Form 10-KSB filed on October 3, 2005.

 10.9 Guarantee Agreement with Vincent DeCrescenzo Incorporated by reference from X Amendment No.1 to Annual Report on Form 10-KSB filed on October 3, 2005.

Exhibit
 Number        Description                                                                           Page
 ------        -----------                                                                           ----
 21.1          Subsidiaries of the registrant                                                          46
 31(i)         302 Certification of Chief Executive Officer                                            47
 31(ii)        302 Certification of Chief Financial Officer                                            49
 32(i)         906 Certification of Chief Executive Officer                                            51
 32(ii)        906 Certification of Chief Financial Officer                                            51

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

Consolidated Statements of Stockholders' Deficiencies                                  F-4

Consolidated Statements of Cash Flows                                                  F-5

Notes to Consolidated Financial Statements                                         F-6 to F-33

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 2004

                                     ASSETS

CURRENT ASSETS:
  Cash                                                              $   131,690
  Accounts receivable (Net)                                             608,985
  Prepaid expenses and other current assets                              68,114
                                                                    -----------
     Total current assets                                               808,789
                                                                    -----------

PROPERTY AND EQUIPMENT, NET                                              42,087

OTHER ASSETS:
  Data Assets (Net)                                                     521,978
  Website (Net)                                                         106,364
  Security Deposits                                                      75,338
                                                                    -----------
    Total other assets                                                  703,680
                                                                    -----------

TOTAL ASSETS                                                        $ 1,554,556
                                                                    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable                                                  $ 1,615,925
  Accrued expenses                                                      945,160
  Deferred revenue                                                      808,490
  Current notes and loans payable                                       226,915
  Current liabilities due to related parties                            113,011
  Other current liabilities                                              18,139
                                                                    -----------
     Total current liabilities                                        3,727,640
                                                                    -----------

LONG TERM DEBT
  Griffin Xover Fund 5% Convertible Note-related party                  510,000
  Convertible Note-related parties                                      118,045
                                                                    -----------
     Total Long Term Debt                                               628,045
                                                                    -----------

STOCKHOLDERS' DEFICIENCY:
  Preferred stock, $.001 par value; 1,500,000 Authorized                    313
       Class B, 312,372 Shares Issued and Outstanding
       Class E, 200 Shares Authorized,
         99.5  Shares issued and Outstanding
  Common stock, $.001 par value, 200,000,000 Shares Authorized;         116,673
      116,672,283 Shares Issued and Outstanding
  Additional paid-in-capital                                          6,130,692
  Accumulated deficit                                                (9,048,807)
                                                                    -----------
Total stockholders' equity (deficiency)                              (2,801,129)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      $ 1,554,556
                                                                    ===========

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                             2004          2003
                                                                                          -----------   -----------
Cash Flows from Operating Activities:

           Loss from continuing operations                                                $  (653,304)  $(7,200,422)
           Gain/(Loss)from Discontinued Operations                                           (643,014)      599,961
           Gain/(Loss)from Inactive Operations                                                 10,394
                                                                                          -----------   -----------
           Net Loss                                                                        (1,285,924)   (7,800,383)

            Adjustments to reconcile net loss
                      to net cash used in operating activities of continuing operations:
                      Gain on debt settlement                                                      --      (185,789)
                      Loss on fixed asset impairment                                                         56,938
                      Loss on goodwill impairment                                                         4,988,514
                      Depreciation and amortization                                           349,320       285,641
                      Bad debt expense                                                        (62,736)      137,963
                      Common stock, warrants and stock options issued for services                 --       414,090
            Changes in operating assets and liabilities: (Increase) Decrease
                      Accounts receivable                                                     170,630      (324,930)
                      Prepaid and other current assets                                         19,477        22,291
                       Other current receivables                                               14,004        18,515
                      Accounts payable and accrued expenses: Increase (Decrease)              309,410     1,892,236
                      Current liabilities - Due to related parties                            108,091            --
                      Other current liabilities                                                 5,639       (22,722)
                      Deferred revenues                                                        50,950      (258,099)
                                                                                          -----------   -----------
                                                                                             (321,139)     (775,735)
                                                                                          -----------   -----------

Cash Flows from Investing Activities of Continuing Operations:
                      Purchase of property and equipment                                      (36,828)     (148,433)
                      Purchase of database                                                   (144,424)     (180,620)
                      Settlement/(Issuance) of note receivable                                100,000      (100,000)
                      Website development                                                     (42,000)     (122,792)
                                                                                          -----------   -----------
                                                                                             (123,252)     (551,845)
                                                                                          -----------   -----------

Cash Flows from Financing Activities of Continuing Operations:
                      Proceeds from Issuance of Convertivble Debt                             510,000
                      Proceeds from Issuance of Convertivble Debt to Related Parties          118,045            --
                      Short Term Borrowing, net                                                (3,262)     (232,832)
                      Issuance of stock for settlement of debt                               (298,448)
                      Proceeds from sale of common stock                                      102,500     1,418,040
                                                                                          -----------   -----------
                                                                                              428,835     1,185,208
                                                                                          -----------   -----------

Change in net cash of discontinued operations                                                      --       (21,978)


Increase (decrease) in cash and cash equivalents                                              (15,556)     (164,350)

Cash and cash equivalents, beginning of year                                                  147,246       311,596
                                                                                          -----------   -----------

Cash and cash equivalents, end of year                                                    $   131,690   $   147,246
                                                                                          ===========   ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid during the period                                                           $    90,018   $     5,297
Income Taxes Paid During the Period                                                                --            --

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES:
 Shares Issued in Acquisition of HCD                                                        1,017,139
 Shares Issued in Acquisition of IP2M                                                         260,909
 Shares Issued in Acquisition of HCH                                                          264,033
 Shares Issued in Acquisition of Azimuth                                                      528,067
 Conversion of Accounts Payable into Series E Preferred Stock                             $   867,501
 Conversion of Accrued Expenses into Common Stock                                         $   232,850   $    85,607
 Conversion of Accrued Expenses into Series E Preferred Stock                             $   163,960   $   148,370
 Conversion of Accounts Payable to Common Stock                                           $   109,380
 Conversion of Series B Preferred to Common Stock                                         $       138   $   143,739
 Notes Payable - Advantage Fund (re: IP2M Acq.) Converted Equity                          $    75,000
 Class E Dividends Payable Converted to Equity                                            $   180,000

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 and 2003


                                                                                   2004          2003
                                                                                -----------   -----------


REVENUES                                                                        $ 7,904,447   $ 6,340,260

COST OF REVENUES                                                                  3,384,616     4,393,031
                                                                                -----------   -----------

GROSS PROFIT                                                                      4,519,831     1,947,229
                                                                                -----------   -----------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                      5,205,624     4,880,604

LOSS ON GOODWILL IMPAIRMENT                                                              --     4,988,514
                                                                                -----------   -----------

LOSS FROM OPERATIONS                                                               (685,793)   (7,921,889)

OTHER INCOME (EXPENSES):

    Interest expense                                                                (90,018)           --
    Other expense                                                                    (2,155)     (103,483)
    Other income                                                                      1,952       224,989
    Litigation Settlement Income                                                    122,710            --
                                                                                -----------   -----------

       Total Other Income (Expenses)                                                 32,489       121,506

INCOME/ (LOSS) FROM CONTINUING OPERATIONS                                          (653,304)   (7,800,383)
                                                                                -----------   -----------

INACTIVE AND DISCONTINUED OPERATIONS
    Income (Loss) from inactive operations                                      $    10,394
    Income (loss) from operations of discontinued operations                       (643,014)       12,168
    Gain on disposal of discontinued operations                                          --       587,793
                                                                                -----------   -----------
       Total Gain or (Loss) from discontinued operations                           (632,620)      599,961

NET LOSS                                                                         (1,285,924)   (7,200,422)
                                                                                ===========   ===========

    Preferred E Series share dividends                                             (145,200)      (34,800)
    Interest paid on convertible notes                                                6,388             0
                                                                                -----------   -----------

    Income/(loss) applicable to common shareholders from continuing operations     (792,116)   (7,835,183)

    Inactive and discontinued operations                                           (632,620)      599,961
                                                                                -----------   -----------

                                                                                -----------   -----------
    Net Income/(loss) applicable to common shareholders                          (1,424,736)   (7,235,222)
                                                                                ===========   ===========


EARNINGS/( LOSS) PER SHARE, BASIC AND DILUTED ON NET INCOME/(LOSS)              $     (0.01)  $     (0.10)
                                                                                ===========   ===========
FROM CONTINUING OPERATIONS

EARNINGS/(LOSS) PER SHARE ON DISCONTINUED OPERATIONS, BASIC AND DILUTED         $     (0.01)  $      0.01
                                                                                ===========   ===========

NET EARNINGS/( LOSS) PER SHARE, BASIC AND DILUTED                               $     (0.01)  $     (0.09)
                                                                                ===========   ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING,                            98,557,402    70,988,837
                                                                                ===========   ===========
BASIC AND DILUTED


                                                             CLASS B                  CLASS E
                                                       PREFERRED STOCK (B)       PREFERRED STOCK (E)          COMMON STOCK
                                                     ------------------------  ------------------------  ------------------------
                                                        SHARES       AMOUNT       SHARES       AMOUNT       SHARES       AMOUNT
                                                     -----------  -----------  -----------  -----------  -----------  -----------

Balance at 12/31/03                                      322,158          322         87.0            0   85,812,911       85,813

Shares issued for cash                                                                 3.5            0
Shares converted from IMX to DGI                                                                              41,715           42
Conversion of preferred stock to common                   (9,786)          (9)                               391,721          365
Conversion of accrued settlment to preferred stock                                    10.0
Conversion of accrued payroll to preferred stock                                       2.0            0
Conversion of accrued payroll  and
accounts payable to common stock                                                                          16,528,965       16,556
Conversion of notes payable and accrued
interest to common stock                                                                                   4,115,178        4,115
Shares issued in lieu of director compensation                                                             2,000,000        2,000
Cashless exercise of options                                                                                 500,000          500
Exercise of options                                                                                        3,333,333        3,333
Reserve for collection on payment of options
Stock options issued for services
Issuance of stock options
Warrants attached to notes payable issued
Outside services cost of new equities
Cancellation of preferred shares                                                      (3.0)
Dividends                                                                                                  3,948,460        3,948
Net Income/(Loss)
Balance at December 31, 2004                             312,372          313         99.5            0  116,672,283      116,673
                                                     ===========  ===========  ===========  ===========  ===========  ===========


                                                    ADDITIONAL
                                                     PAID-IN     ACCUMULATED
                                                     CAPITAL       DEFICIT       TOTAL
                                                    ----------   -----------   ----------



Balance at 12/31/03                                    5,370,879    (7,617,683)  (2,160,669)

Shares issued for cash                                    35,000                     35,000
Shares converted from IMX to DGI                             (42)                         0
Conversion of preferred stock to common                     (356)                         0
Conversion of accrued settlment to preferred stock        21,250                     21,250
Conversion of accrued payroll to preferred stock          20,000                     20,000
Conversion of accrued payroll  and
accounts payable to common stock                         317,502                    334,058
Conversion of notes payable and accrued
interest to common stock                                  79,555                     83,670
Shares issued in lieu of director compensation            38,000                     40,000
Cashless exercise of options                                (500)                         0
Exercise of options                                      196,667                    200,000
Reserve for collection on payment of options            (132,500)                  (132,500)
Stock options issued for services                         30,000                     30,000
Issuance of stock options                                  1,764                      1,764
Warrants attached to notes payable issued                  9,096                      9,096
Outside services cost of new equities                     (1,675)                    (1,675)
Cancellation of preferred shares                         (30,000)                   (30,000)
Dividends                                                176,052      (145,200)      34,800
Net Income/(Loss)                                                   (1,285,924)  (1,285,924)
Balance at December 31, 2004                           6,130,692    (9,048,807)  (2,801,129)
                                                      ==========   ===========   ==========

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

                       DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004


                                                    Year               Year
                                                   Ended              Ended
                                                 December 31,       December 31,
                                                     2004             2003
                                              ---------------    ---------------

Preferred stock                                    20,826,154         19,925,932

Warrants                                            6,381,865          2,854,140
Stock options                                       3,377,500          1,552,500
Convertible notes                                  11,134,083          1,818,182
                                              ---------------    ---------------

Total                                              41,719,602         26,150,754
                                              ===============    ===============

                                                                                     Twelve Months Ended
                                                                                         December 31,
                                                                                   2004                2003
                                                                            ---------------    ---------------
Numerator:
        Income/(loss) from continuing operations                            ($      653,304)   ($    7,800,383)
        Preferred E Series share dividends                                         (145,200)           (34,800)
        Interest paid on convertible notes                                            6,388                  0
                                                                            ---------------    ---------------
        Income/(loss) applicable to common shareholders
        from continuing operations                                                 (792,116)        (7,835,183)
        Inactive and discontinued operations                                       (632,620)           599,961
                                                                            ---------------    ---------------
        Net Income/(loss) applicable to common shareholders                 ($    1,424,736)   ($    7,235,222)

Denominator:
        Basic earning(loss) per share-weighted average shares                    98,557,402         70,988,837
        Effect of dilutive securities:
              Convertible notes                                                           0                  0
              Preferred stock                                                             0                  0
              Share options                                                               0                  0
              Warrants                                                                    0                  0
                                                                            ---------------    ---------------
        Diluted  earning(loss) per share-adjusted weighted average shares
        and assumed conversions                                                  98,557,402         70,988,837

Earnings(loss) per share data:
        Basic-continuing operations                                         ($         0.01)   ($         0.11)
        Basic-inactive and discontinued operations                                    (0.01)              0.01
                                                                            ---------------    ---------------
        Basic                                                               ($         0.01)   ($         0.10)

        Diluted-continuing operations                                       ($         0.01)   ($         0.11)
        Diluted-inactive and discontinued operations                                  (0.01)              0.01
                                                                            ---------------    ---------------
        Diluted                                                             ($         0.01)   ($         0.10)

The conversion of convertible notes, preferred stock, share options, and warrants are anti- dilutive (assuming conversion into common shares would increase earnings per share or decrease loss per share) and, therefore, not included in the calculation of diluted earnings/ (loss) per share.

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

GOODWILL AND OTHER ASSETS

Goodwill
The Company tests goodwill and other assets for impairment annually. The provisions of SFAS No. 142 require the completion of an annual impairment test, with the impairments recognized in current earnings. In 2003, management reviewed the value of goodwill related to acquisitions of Healthcare Dialog, IP2M, and Healthcare Horizons. Based upon the review which consisted of estimated future revenue streams, Goodwill was impaired in the amount of approximately $4,989,000 which was the total goodwill recorded for the acquisitions during 2003.

Databases

The databases consist of the one acquired from Healthcare Horizons and others acquired from Azimuth Target Marketing along with the costs of expanding the databases through the use of telephone surveys. As the databases, along with current telephone surveys, are generating revenue streams and are expected to do so in the future, no impairment is required. The databases are amortized over a three year period, while the telephone surveys are amortized over a five year period.

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

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company, Dialog Group, Inc., and its wholly-owned subsidiaries; Healthcare Dialog, Inc., Mail Mogul, Inc., and Data Dialog, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

REPORTING PERIOD

As further explained in Note 2, the acquisition of HCD effective March 1, 2003 was accounted for as a reverse acquisition. HCD was deemed to be the accounting acquirer and the Company was deemed the legal acquirer. The accompanying condensed consolidated financial statements for the twelve months ended December 31, 2004 depict the results of operations and cash flows of HCD for the twelve months ended December 31, 2004 and the results of operations and cash flows of DGI, MMI, IP2M from March 1, 2003, (effective date of the acquisition) to December 31, 2004.

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

The following set forth the consideration paid by the Company, which may be subject to certain adjustments:

Restricted common shares (26,575,219 at $0.03 per share)   $       797,257
Restricted preferred shares (183,235 at $1.20 per share)           219,882
Estimated transaction costs                                         76,958
                                                           ---------------

  Total Purchase Price                                     $     1,094,097
                                                           ===============

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

The following table set forth the preliminary allocation of the purchase price to DGI's tangible and intangible assets acquired and liabilities assumed as of December 31, 2002:

Cash                                        $        54,111
Accounts receivable                                 461,099
Inventory                                            12,858
Prepaid expenses and other current assets           256,289
Property and equipment                              128,300
Other receivable                                    100,000
Other assets                                         15,457
Accounts payable and accrued expenses            (2,581,957)
Deferred revenue                                   (405,442)
Other current liabilities                          (227,039)
Short term debt                                    (540,243)
                                            ---------------
  Total                                     $     1,094,097
                                            ===============


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

The following set forth the consideration paid by the Company, which may be subject to certain adjustments:

Restricted common shares (6,780,739 at $0.03 per share)           $    203,422
Restricted preferred shares (47,905 at $1.20 per share)                 57,486
Estimated transaction costs                                             69,274
                                                                  ------------

  Total Purchase Price                                            $    330,182
                                                                  ============

The prices of the common shares and preferred shares issued in this acquisition were determined as described in the acquisition of HCD.

The following table set forth the preliminary allocation of the purchase price of IP2M's tangible and intangible assets acquired and liabilities assumed as of December 31, 2002:

                       DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004


Cash                                        $      7,014
Accounts receivable                               61,973
Prepaid expenses and other current assets         94,230
Property and equipment                            72,653
Goodwill                                         654,224
Accounts payable and accrued expenses            (52,319)
Deferred revenue                                (394,646)
Short term debt                                 (103,530)
Long-term debt                                    (9,417)
                                            ------------
   Total                                    $    330,182
                                            ============

ACTUAL RESULTS OF OPERATIONS

The following set forth the Company's actual results of operations for the twelve months ended December 31, 2004, with comparative actual results of the continuing operations for the twelve months ended December 31, 2003

                                                                                       (Restated for
                                                                                       Discontinued
                                                                                       Operations)
                                                                 Twelve months           Twelve months
                                                                    Ending                  Ending
                                                              December 31, 2004       December 31, 2003
REVENUE                                                           $7,904,447              $6,340,260

COST OF SALES                                                     3,384,616               4,393,031
                                                           -------------------------------------------------

GROSS PROFIT                                                      4,519,831               1,947,229
                                                           -------------------------------------------------

OPERATING EXPENSES:
Loss on Goodwill Impairment                                           0                   4,988,514
Other Selling, General, and Administrative Expenses               5,205,624               4,880,604
                                                           -------------------------------------------------

TOTAL OPERATING EXPENSE                                           5,205,524               9,869,118
                                                           -------------------------------------------------

INCOME (LOSS) FROM OPERATIONS                                     (685,793)              (7,921,889)
                                                           -------------------------------------------------

Other Income (Expenses):
Interest expenses                                                  (90,018)                   0
Other expenses                                                     (2,155)                (103,483)
Other income                                                        1,952                  224,989
Settlement Adjustment                                              122,710                    0
                                                           -------------------------------------------------
Total other income (expenses)                                       32,489                 121,506
                                                           -------------------------------------------------

Net Profit/(Loss) Before Inactive and Discontinued
Operations                                                        (653,304)              (7,800,383)

Inactive Operations                                                 10,394                    0
Discontinued Operations                                           (643,014)                599,961
                                                           -------------------------------------------------

Net Loss                                                         $(1,285,924)            $(7,200,422)
                                                                 ============            ============

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

The following table sets forth the components of discontinued operations for the twelve months ending December 31, 2004 and 2003.

                                                            Twelve Months Ended December 31
                                                               2004               2003
Revenues                                                 $             0    $     2,655,450
Cost of Sales                                                          0            806,173
                                                         ---------------    ---------------
Gross Profit                                                           0          1,849,277
Operating Expenses                                               643,014          2,121,635
                                                         ---------------    ---------------
Income/(Loss) from Operations                                   (643,014)          (272,358)
Other Income/(Expenses)                                                0            284,526
                                                         ---------------    ---------------
Actual Income/(Loss) from Operations                            (643,014)            12,168
Income/(Loss) on Disposal of Discontinued Subsidiaries                 0            587,793
                                                         ---------------    ---------------
Income/(Loss) from Discontinued Subsidiaries             $      (643,014)   $       599,961
                                                         ===============    ===============


The table presented below provides the major classes of assets and liabilities that are included in the gain on disposal of discontinued subsidiaries for period ending December 31, 2003.

Major class of assets and liabilities        Data      Software    Healthcare         Total
Current assets                            $5,982133   $ 2,241,441   $   844,334   $ 9,067,908
Property and equipment(net)                               106,816                     106,816
Other assets                                    735                     248,029       248,764
Current liabilities                       7,117,436     1,263,429       995,291     9,376,156


NOTE 4 -          GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements have been presented assuming the continuity of the Company as a going concern. However, the Company has incurred substantial losses resulting in an accumulated deficit of $9,048,807 as of December 31, 2004. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.

                       DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004


Management's plans with regards to this issue are as follows:

LIQUIDITY

During 2004, the Company converted approximately $761,000 of debt to equity. It raised approximately $510,000 through the issuance of long term convertible notes, along with converting approximately $118,000 of short obligations into long term convertible notes. The Company obtained a $350,000 line of credit in an asset-backed credit facility with a commercial factor.

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

NOTE 5- PROPERTY AND EQUIPMENT

As of December 31, 2004, property and equipment consisted of the following:

Computer equipment                   $        33,985
Furniture, fixtures, and equipment            23,385
                                     ---------------
                                              57,370
Accumulated Depreciation                     (15,283)
                                     ---------------
                                     $        42,087
                                     ===============

Depreciation expense was $6,964 and $74,975 for the years ended December 31, 2004 and 2003, respectively.

                       DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004


NOTE 6-  WEBSITE

As of December 31, 2004, the website consisted of the following:

Website                    $       194,369
Accumulated amortization   $       (88,005)
                           ---------------
                           $       106,364
                           ===============

Amortization expense was $58,432 and $29,573 for the years ended December 31, 2004 and 2003, respectively.

NOTE 7- DATABASES

As of December 31, 2004, the databases consisted of the following:

Databases                  $       960,737
Accumulated amortization   $      (438,759)
                           ---------------
                           $       521,978
                           ===============

Amortization expense was $279,422 and $159,317 for the years ended December 31, 2004 and 2003, respectively.

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

NOTE 9- ACCRUED LIABILITES

As of December 31, 2004, accrued liabilities consisted of the following:

Accrued professional fees and other expenses   $        83,747
Accrued payroll and payroll taxes                      328,480
Accrued interest                                        11,056
Accrued settlements and contingencies                  521,877
                                               ---------------
                                               $       945,160
                                               ===============

NOTE 10 - LOANS AND NOTES PAYABLE

Loans and notes payable due to non-related parties consisted of the following as of December 31, 2004.

                       DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004


Convertible notes in the aggregate amount of $100,000 due to three former IP2M note holders assumed by the Company. The notes are due August 31, 2004. The notes bear interest at the rate of 10% per annum. The notes are convertible into shares of the Company's common stock. The number of shares to be issued upon conversion will be determined by the closing bid price of the Company's common stock on the date of conversion. Each holder is entitled to convert up to 25% of the initial balance of the note (including accrued interest) each month. During
the Second Quarter of 2004 $75,000.00 of Notes were converted to Common Stock           $ 25,000

$115,000 revolving credit agreement with a commercial bank matured on October
13, 2004. The Company is currently in discussions with the bank. The line of credit bears interest at prime plus 2% per annum and is personally guaranteed by
one of the Company's President and C.E.O.                                               $107,116

Small business loan assumed upon the purchase of Azimuth Target Marketing. The loan bears interest at prime plus 2 1/4 % per annum, due in equal installments
over 36 months, maturing during 2006.                                                   $ 4,132

$350,000 line of credit with commercial asset-backed lender with a term of two years beginning August 2004. The line of credit bears interest at prime plus 4%
per annum plus on-going fees. It is secured by the Company's accounts receivables, equipment, inventory, and up to $150,000 of the debt is personally
guaranteed by the President and C.E.O. of the Company and his spouse.                   $90,667

                                                                                    -----------
Total loans and notes payable                                                          $ 226,915

Less: Current maturities                                                              $ (226,915)
                                                                                    -----------

Long Term Debt                                                                        $       0
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

During the quarter ending June 30, 2004, certain creditors of Dialog Group and its subsidiaries agreed to settle the remaining parts of their claims for 18,458,878 shares of common stock. At the time of settlement, this common stock was valued at an aggregate of $18,459 due to the restrictions on resale and the size of the blocs relative to the capacity of the market. The creditors included Peter DeCrescenzo ($79,679 forgiven, 3,983,937 shares), Cindy Lanzendoen ($79,412 forgiven, 3,970,608 shares), Vincent DeCrescenzo, Sr. ($58,643 forgiven, 2,932,147 shares), and Richard Kundrat (2,000,000 shares in lieu of monthly director's fees). Each creditor represented itself in writing to be an accredited investor who was purchasing these shares for its own investment and agreed to restrictions on resale placed with the Company's transfer agent and the printing of a legend on his certificate. Because of these factors, this sale is exempt from registration under Securities Act as not involving a public distribution under section 4(2).

During the second quarter of 2004, a note holder converted a total of $75,000 of principal and $8,670 in accrued interest into 4,155,178 shares of common stock. Pursuant to an opinion of the note holders counsel, the shares were issued without legends or stop orders because the notes converted pursuant to 3(a)(9) has been issued more than two years before conversion and, pursuant to Rule 144(k), the certificates evidencing the shares could be so issued.

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

                                Number                           Value               Loss
                                  of            Value             of               if any
                                Shares           Per              the              on the
Transaction                     Issued          Share         Transaction        Transaction
-----------                     ------          -----         -----------       -----------
Accounts payable                 70,086       $0.063             $4,380     Negotiated settlement with supplier
Accounts payable              2,000,000        0.020             40,000     Negotiated settlement with supplier
Accounts payable              3,250,000        0.020             65,000     Negotiated settlement with supplier
Accrued payroll-
President/CEO                 3,983,937        0.020             79,679     Debt conversion to common stock
Accrued payroll-
COO/CFO                       2,932,147        0.020             58,643     Debt conversion to common stock
Accrued payroll-
employee, related party         156,249        0.020              3,125     Debt conversion to common stock
Accrued payroll-
employee, non-related
party                           165,938        0.020              3,319     Agreed upon accrued payroll settlement
Accrued payroll-
employee, non-related
party                         3,970,608        0.020             79,412     Agreed upon accrued payroll settlement
Shares in lieu of
director's fees               2,000,000        0.020             40,000     No gain or loss is realized
Notes payable and
accrued interest              4,115,178        0.020             83,670      No gain or loss is realized
                             ----------                         -------
Total                        22,644,143                        $457,228

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

                         Number of
                          Common            Value            Value
                          Shares             Per             of the
Transaction               Issued            Share         Transaction       Classification
-----------               ------            -----         -----------       --------------
Consulting                   500,000         $0.061            $30,500     Expense included in operating income

STOCK WARRANTS

In connection with the issuance of the Class E Preferred Shares, each purchaser received a warrant to purchase 25,000 shares of common stock for a price of $.16 per share. Warrants to purchase a total of 2,487,500 shares have been issued to the Class E shareholders. The warrants are exercisable until September 30, 2008. At the time of the issuance of the Class E Preferred Shares, Sept. 30, 2003, common shares were trading between $.10 and $.12 per share. No value was assigned to the warrants in that they were out of the money.

                       DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004


In connection with issuance of convertible notes, the warrants provide the holders the opportunity to purchase the common stock for a price of $0.075 per share, or convert the face value of the notes along with accrued interest into common stock at $0.06 per share. Warrants to purchase a total of 3,140,225 shares have been issued to the convertible note holders. The warrants are exercisable until September 30, 2009.

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

A summary of the status of the Company's stock option plans as of December 31, 2004 and 2003 and changes during the years ending on those dates is presented below:

Stock options activity for 2004 and 2003 at December 31st is as follows:

                                                   Number       Weighted Average
                                                 Of Shares       Exercise Price
                                                 ---------       --------------
Balance at January 1, 2003                          93,983              $ 3.300

Options Granted During 2003                      2,437,700              $ 0.180
Options Forfeited During 2003                     (794,235)             $ 0.400

Options Outstanding, December 31, 2003           1,737,448              $ 0.180

Options Granted                                  1,925,000              $ 0.036
Options Forfeited                                 (199,948)             $ 0.443
Options Expired                                          0                    0
Options Exercised                                        0                    0
                                                 -------------------------------
Options outstanding, December 31, 2004           3,462,500               $0.121
                                                 ===============================

                       DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004


Stock options outstanding and exercisable at December 31, 2004 are as follows

                            Options      Outstanding                       Options     Exercisable
                         -------------   -----------                   --------------  -----------
                                           Weighted       Weighted                       Weighted
         Range                              Average        Average                       Average
      of Exercise            Shares        Exercise       Remaining        Shares        Exercise
         Price            Outstanding        Price          Life        Outstanding       Price
         -----            -----------        -----          ----        -----------       -----
    $3.00 to $4.00             19,800         $3.120          8.00        15,400         $3.120
    $0.17 to $0.25          1,592,700         $0.174          9.00     1,061,798         $0.175
    $.036 to $0.05          1,850,040         $0.037         10.00       583,333         $0.037
                         -------------        ------        ------  --------------       ------
                            3,462,540         $0.154          9.34     1,660,531         $0.154
                         ======================================================================

NOTE 13- COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company has entered into four lease obligations for office space along with a corporate apartment in New York City. The offices are located in California, Florida and Texas.

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

Texas Lease

The lease was amended on September 1, 2003 that extended the lease agreement period to September 30, 2006.

Future minimum lease commitments under all long-term operating leases as of December 31, 2004 are approximately as follows:

         2005                                             $347,827
         2006                                              341,293
         2007                                              183,397
         2008                                               20,992
                                                            ------
Total                                                      $893,509
                                                          ========

                       DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004


Rent expense amounted to $364,336 and $267,720 for the years ended December 31, 2004 and 2003, respectively.

EMPLOYMENT CONTRACTS

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

The employment contracts for the President and C.E.O, C.O.O. and C.F.O., and the Administrative Head of Healthcare Dialog are for one year, with initial term ending December 31, 2004, extendable for successive one term, unless terminated at the end of the term by either party upon ninety days written notice to the other party. Annual increases at the first of each year shall be at least the percentage of the prior year's C.P.I. If for any reason, the employee is not paid the employee's base salary for the year, the difference between the base salary and the amount paid shall be paid to the employee prior to payment of any year-end bonus to any other employee. Employee shall be entitled to not less than five (5) weeks paid vacation for each full calendar year prorated for any partial year. Employee shall accrue earned and unused vacation. Employee shall receive all benefits and fringes made available to other employees and officers of the Company including pension, medical, dental, life, and disability insurance and other similar plans. Employee and spouse shall receive these benefits fully paid by the Company. Health insurance for the employee and family will be provided by the Company. Health club memberships for the employee will be paid for by the company. Life insurance at a cost of at least $1,000 per month will be paid by the Company. Long and short term disability insurance for the employee will be paid by the Company. The employee is entitled to a monthly automobile allowance of $1,500 per month.

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

                       DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004


NOTE 14- INCOME TAXES

As of December 31, 2004, the Company had federal and state net operating losses of approximately $9,049,000, that are subject to annual limitations through 2024. The losses are available to offset future taxable income.

The temporary differences that give rise to deferred tax asset and liability at December 31, 2004 are as follows:

Deferred tax asset
Net operating losses                                   $2,387,000
Less valuation allowance                               (2,387,000)
                                                       -----------
Net deferred tax asset                                          $0
                                                                ==

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

The effective tax rate for the periods ended December 31, 2004 and 2003 are as follows:

U.S. statutory tax rate                                    35%
State and local taxes                                        4
Less valuation reserve                                    (39)
                                                          ----

Effective tax rate                                           0
                                                           ===

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

         Revenues are generated from:
      o     data from data dialog master database o mail room supplies
      o     data updating services
      o membership in "RFQ" an online marketplace for quoting direct mail jobs

Data Dialog provides online marketing list, direct mail programs and creates target lists for specific direct marketing categories for small to medium sized businesses. The company allocates the costs of revenues and direct operating expenses to these segments.

         Revenues are generated from:
      o     data from the Data Dialog master database
      o "Digital Data" A product that automatically appends names and addresses to telephone numbers on inbound calls to telephone service centers.
      o     direct mail campaigns

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

         Twelve months ended December 31, 2004

                                                                                               Consolidated
                                                               Corporate      Healthcare        Data            Total
                                                            -------------    -------------    -------------    -------------
REVENUE                                                     $           0    $   3,730,564    $   4,173,883    $   7,904,447

COST OF SALES                                                           0        1,644,886        1,739,730        3,384,616
                                                            -------------    -------------    -------------    -------------

GROSS  PROFIT                                                           0        2,085,679        2,434,153        4,519,831

OPERATING EXPENSES:

Selling, General and Administration Expenses                    2,055,573          757,157        2,392,894        5,205,624
                                                            -------------    -------------    -------------    -------------

TOTAL OPERATING EXPENSE                                         2,055,573          757,157        2,392,894        5,205,624
                                                            -------------    -------------    -------------    -------------


INCOME (LOSS) FROM OPERATIONS                                  (2,055,573)       1,328,522           41,259         (685,793)


Other Income(Expenses)
Interest income                                                         0                0                0                0
Interest expense                                                  (32,311)         (39,628)         (18,080)         (90,019)
Other (expense)                                                    (2,704)            (751)               0           (3,455)
Other income                                                            0            1,952            1,300            3,252
Settlement adjustment                                             122,710                0                0          122,710
                                                            -------------    -------------    -------------    -------------

Total other income(expenses)                                       87,695          (38,427)         (16,780)          32,489
                                                            -------------    -------------    -------------    -------------

Income/(Loss) Before Inactive and Discontinued Operations      (1,967,878)       1,290,095           24,479         (653,304)
                                                            -------------    -------------    -------------    -------------

Inactive Operations                                              (542,978)         553,372                0           10,394
Discontinued operations                                          (650,732)           7,718                0         (643,014)
                                                            -------------    -------------    -------------    -------------


Net Income/(Loss)                                           ($  3,161,588)   $   1,851,185    $      24,479    ($  1,285,924)
                                                            =============    =============    =============    =============


Total Net Assets                                            $     748,888    $     512,137    $     293,531    $   1,554,556
                                                            =============    =============    =============    =============
Gross Fixed and Other Assets                                $     974,441    $           0    $     238,035    $   1,212,476
                                                            =============    =============    =============    =============
Accumulated Depreciation and
Amortization                                                $     439,851    $           0    $     102,196    $     542,047
                                                            =============    =============    =============    =============
Depreciation and Amortization
Expense                                                     $     280,534    $           0    $      68,747    $     349,281
                                                            =============    =============    =============    =============


         Twelve months ended December 31, 2003

                                                                                                 Consolidated
                                                Corporate        Healthcare        Data          Totals
                                               -------------    -------------    -------------   -------------
REVENUE                                        $           0    $   3,666,721    $   2,673,539   $   6,340,260

COST OF SALES                                              0        2,909,296        1,483,735       4,393,031
                                               -------------    -------------    -------------   -------------

GROSS PROFIT                                               0          757,425        1,189,804       1,947,229

OPERATING EXPENSES:

Selling, General and Administrative Expenses       7,441,114        1,377,530        1,050,474       9,869,118
                                               -------------    -------------    -------------   -------------

TOTAL OPERATING EXPENSE                            7,441,114        1,377,530        1,050,474       9,869,118
                                               -------------    -------------    -------------   -------------

INCOME (LOSS) FROM OPERATIONS                     (7,441,114)        (620,105)         139,330      (7,921,889)

Other Income (Expenses):
Interest Income                                                             6                0                6
Interest expenses                                    (23,940)         (79,543)               0        (103,483)
Other income                                         185,540           39,443                0         224,983
Total other income (expenses)                        161,600          (40,094)               0         121,506
                                               -------------    -------------    -------------   -------------

Income/(Loss) from continuing operations          (7,279,514)        (660,199)         139,330      (7,800,383)

Discontinued Operations                            1,741,065       (1,277,711)         136,607         599,961
                                               -------------    -------------    -------------   -------------

Net Profit/(Loss)                              ($  5,538,449)   ($  1,937,910)   $     275,937   ($  7,200,422)
                                               =============    =============    =============   =============

Total Net Assets                               $     940,878    $     600,740    $     395,937   $   1,937,555
                                               =============    =============    =============   =============
Gross Fixed and Other Assets                   $     816,313    $           0          172,910   $     968,682
                                               =============    =============    =============   =============
Accumulated Depreciation and Amortization      $     159,317    $           0    $      29,577   $     188,893
                                               =============    =============    =============   =============
Depreciation and Amortization Expense          $     159,317    $     113,773    $      29,577   $     289,641
                                               =============    =============    =============   =============


NOTE16 - RELATED PARTY TRANSACTIONS


CONVERTIBLE NOTES DUE TO RELATED PARTIES

During 2004, the Company began issuing Convertible Notes. The notes all bear interest at the rate of five (5%) percent per annum. They mature on May 31, 2006. The holders of the notes can convert them into Company common stock at a price of $0.06 per share. After the Company's shares close over $0.12 per share for twenty trading days, the Company can compel the holders to convert their notes and all accrued interest into shares of common stock at the conversion price.

By the end of the last fiscal year, the Company had issued notes with an aggregate of $628,045 in initial principal amount. At the time the notes were issued, the Company issued warrants granting the holders the right to purchase an aggregate of 3,140,225 shares at a price of $0.075.

Convertible Notes in the aggregate amount of $118,045 were issued to four employees for unpaid $118,045 wages at December 31, 2004.

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

                       DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004


DUE TO RELATED PARTIES

In December 2004, a group of individuals, including a member of board of directors provided $113,011 approximately $113,000 directly to a supplier for unpaid invoices. The advance is non-interest bearing and due on demand. In January of 2005, a significant portion was repaid.


Total loans and notes payable                               $ 741,056

Less: Current maturities                                    $ (113,011)
                                                            -----------

Long Term Debt                                              $   628,045
                                                            ===========


CONVERSION OF DEBT DUE TO RELATED PARTIES

During the quarter ending June 30, 2004, certain employees and a director of Dialog Group and its subsidiaries agreed to settle the remaining parts of their claims for common stock They are Peter DeCrescenzo ($79,679 forgiven, 3,983,937 shares), Cindy Lanzendoen ($79,412 forgiven, 3,970,608 shares), Vincent DeCrescenzo, Sr. ($58,643 forgiven, 2,932,147) shares, and Richard Kundrat (2,000,000 shares in lieu of monthly director's fees).

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

                       DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004


NOTE 18- ACCOUNTS PAYABLE ANALYSIS

During 2004, Management did a detailed analysis of accounts payable, reconciliations with our supplier's accounts payable statements and other obligations. Approximately $334,000 was eliminated due to reconciliations of these accounts and the analysis of these accounts which resulted in the resolution of bookkeeping errors. Management also negotiated debt settlement with our supplier amounting to approximately $104,000. Common stock had been issued for the value of the settlement with these suppliers. Furthermore non-related employees agreed to a settlement of common stock for the amount that was owed to them at December 31, 2004. The settlement with these non-related employees amounted to approximately $79,000.

The table below sets forth the details of above:

Item 1.relates to various, old accounts payable invoices in which the Company has not received communication from the respective supplier requesting payment. It also relates to the Company's review and reconciliation of its account payables details of various suppliers to the records of these suppliers. Item 2 relates to the Company's negotiations with several of its suppliers to settle the Company obligations for less than the carrying amount of these debts.

1.Variuos accounts payable invoices written-off and reconciliation of
supplier accounts                                                                  $334,210
2. Negotiated settlements with suppliers                                            103,680
                                                                                   ---------
Total                                                                              $437,890

                                   SIGNATURES
         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DIALOG GROUP, INC.
Date: April 12 , 2006
                                      By: /s/ Peter V. DeCrescenzo
                                          --------------------------------------
                                          Peter V. DeCrescenzo, President and
                                          Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed bellow by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                             Title                           Date
---------                                                             -----                           ----
/s/  Peter V. DeCrescenzo                                   Chief Executive Officer             April 12 , 2006
 --------------------------------
Peter V. DeCrescenzo

/s/  Vincent DeCrescenzo                                    Chief Financial                     April 12 , 2006
---------------------------------                           and Accounting Officer
Vincent DeCrescenzo

                                INDEX TO EXHIBITS

  Exhibit      Page
  Number       Number               Description
  ---------    --------   ---------------------------------------------

      21.1      46        Subsidiaries of the registrant
     31(i)      47        302 Certification of Chief Executive Officer
     31(ii)     49        302 Certification of Chief Financial Officer
     32(i)      51        906 Certification of Chief Executive Officer
     32(ii)     51        906 Certification of Chief Financial Officer