Form 10KSB
period 2005-12-31
DIALOG GROUP INC
filed 2006-04-17
CIK 1051059

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                              REPORT ON FORM 10-KSB


(Mark one)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the year ended December 31, 2005.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

                              Commission File No. 000-30294
                                                -----------

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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10SKB or any other amendment to this Form 10SKB. |_|

      State issuer's revenues for the most recent fiscal year: $6,722,703

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market values shall be computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of a specified date within the past 60 days: $1,680,081 based on the last sale price of $0.0144 on March 14, 2006.

      Check whether the issuer has filled all documents and reports required to be filed by section 12, 13, or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes |X| No |_|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 198,482,755.

      Documents Incorporated By Reference: Items 9, 10, 11, 12, and 14 are incorporated from the Information Statement included in Schedule 14C to be filled within 30 days of the filing hereof. Also see Item 13, Exhibits.

PART I

Item 1.  Description of Business

General

      Dialog Group, Inc. (DGI) is a publicly traded corporation (OTCBB:DLGG), headquartered at 257 Park Avenue South, Suite 1201, New York, New York 10010, with offices in Valencia, California and Sunrise, Florida. DGI provides a suite of technology and database solutions and services that enable marketers to advertise, generate leads, and manage customers. DGI is an original compiler and distributor of proprietary and licensed data products and online and off-line marketing services. DGI also operates and manages an online affiliate network, a convergent media platform, which includes TV, radio, Internet, as well as a creative services support.

       DGI has three operating segments, Online Services, Data Services and Communications Services. Online Services offers its clients an Advertising Network, Online Media Buying and Publishing, and Adialogin, a proprietary online and off line data verification and enhancement system. Data Services (New York, Valencia and Sunrise) offers its customers Lead Generation, Data Compiling, Appending and Verification, List Management, Broker and Direct Client services. Communications Services (New York) offers its clients Creative, Strategy, Customer Relationship Management, Website Development, and Account Services.
      Recent Acquisition and Sales

      As of the end of the second quarter of 2005, Dialog Group acquired control of AdValiant Inc. a Canadian based company. The exact financial terms of the transaction are set forth on a Form 8-K filed with the Commission on July 5th, 2005 and the amendment filed on July 11th on a Form 8-K filed on August 12, 2005. In December of 2005 AdValiant was sold back to the original owners in that the revenues and margins were below projections

Description of the Segments

      Beginning in the third quarter, in response to the acquisition of AdValiant, the Company was reorganized into three Segments to best reflect the fit between the Dialog Group and AdValiant.

      The analysis of the reports for the periods ending December 31st, 2005 therefore reflects Dialog Group's new divisions into three business-reporting segments, each currently marketing its products and services through branded business organizations.

      Online Segment is a Dialog Groups convergent media and marketing unit which offer its clients an Online Advertising Network, Online Media Buying and Publishing, and Adialogin, propriety, real time online and off line data verification and enhancement system.

      Adialogin is a customer data integration product that automatically appends names and addresses to telephone numbers on calls made by consumer and business customers to telephone call centers. Adialogin is marketed primarily to telephone bureaus operating in-bound and blended call centers with 5 to 500 seats. This represents more than 100,000 sites worldwide. Adialogin currently has contracts with 30 end user companies and 20 reseller organizations in this market segment and an additional 5 agreements with resellers which service this market. The real time format of Adialogin gives customers instant access to data, speeds up their promotional efforts and improves customer service.

Starting 2nd quarter 2006, a web version of Adialogin is being introduced. Materially based on the same application, the primary target market will be website operators looking to capture identification knowledge of individuals registering on their website.

      MyMedCenter platform provides, maintains, and delivers healthcare, beauty and pet content across a national network of about 90 local affiliate TV and radio station websites. The content, which includes over 15,000 text articles, attracts health information seekers to websites of broadcast stations' in markets including approximately 75% of US household. On these sites, client public relations, promotional material, and educational material are blended into a unified presentation for maximum viewer impact.

      Data Segment offers its customers Lead Generation, Data Compiling, Appending, and Verification, List Management, Broker, and Direct Client services. Data Services products are:

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

      . Communications Segment offers its clients Creative, Strategy, Customer Relationship Management, Website Development, and Account Services

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

      Purchase and sale of AdValiant

      As of December 30, 2005, Dialog Group sold all of the equity of AdValiant, Inc., an Ontario corporation back to its original owners. The original transaction, consummated on June 30, 2005, provided that the owners of AdValiant would have had the right to receive up to approximately 336,685,584 shares of Dialog Group common stock if certain goals were met. AdValiant shares which were exchangeable for 252,514,188 of the shares of Dialog Group common stock remained in escrow until they are earned. The remaining AdValiant shares, exchangeable for 84,171,396 shares of Dialog Group common stock, were issued to Empire Media, Inc., a company controlled by Peter Bordes which owns one-half of AdValiant USA and Messrs. Manhas and Wise, who each own a quarter of AdValiant USA. After AdValiant was acquired, Peter Bordes, the controlling person of Empire Media, and Matt Wise and Jivan Manhas were then deemed to have joined the control group of Dialog Group and Mr. Bordes was elected to the Board of Directors.

      As a result of the resale, all the AdValiant Exchangeable Shares and the right to exchange them for Dialog Group common stock were cancelled, the Class F Voting Preferred was returned to Dialog Group for cancellation, AdValiant agreed to pay certain liabilities of AdValiant USA, and the newly restored owners of AdValiant agreed to pay Dialog Group two notes totaling $242,000 during the next thirty six months. The $180,000 note pays interest. Shortly thereafter, Mr. Bordes, who had been elected a director on August 11, 2005, resigned as a director. He remains the holder of slightly over five (5%) percent of the common shares.

Competition

      Online Segment

      MyMedCenter internet advertising efforts compete in the Healthcare market with companies like WebMD and Choice Media and its broadcast services compete with other TV and radio networks. In addition competition for advertising dollars also exists between all online products and traditional media like TV and print. Adialogin's online competitors are Targus, and Acxiom. Several new competitors are entering this market.

      Data Segment

      In direct marketing services, Dialog Group's Data Dialog products competes with large direct marketing lists providers like InfoUSA, Acxiom, Experian,, or Accudata. There is also competition from direct mail products like Amazing Mail and Modern Postcard.

      In the mail shop space Dialog Group's Mail Mogul unit has competition from a wide range of companies; each offering a specific product line. Other indirect competitors are large firms, which are often Mail Mogul suppliers. Those large companies manufacture their own products, enabling them to make large margins. In addition Mail Mogul now faces competition from a company started by the former owner and former manager of Mail Mogul.

      Adialogin's main call center competitors are InfoUSA, Targus, and Acxiom which offer consumer data for Business-2-Consumer uses and focuses on the Fortune 500 companies.

      Communications Segment

      Healthcare Dialog faces four types of competitors: specialty healthcare advertising agencies like Nelson Communication Inc. or Rapp Collins, traditional healthcare advertising firms such as Grey Healthcare, Internet agencies like SimStar, and pharmaceutical companies in-house advertising and marketing departments.

Government Regulation

      Management believes that its products are in compliance with all applicable regulatory requirements. The company purchase from the Federal Government and from those states that require it the national or state Do Not Call lists and updates them as required by law.

      The Company's healthcare databases conform with and will need to continue to comply with the Federal Health Information Privacy Protection Act ("HIPPA") and state privacy protection laws and its content must comply with regulation assuring accuracy and fair balance. If regulation of healthcare advertising on the broadcast media is changed or increased, the Company's broadcast sector might be adversely affected, but its internet efforts could benefit from a shift of media away from broadcast.

Licenses, Patents and Trademarks

      Healthcare Dialog owns the trademarks "que die" and "qd.online" and "IP2M".

Research and Development

      The company out sourced the development of its Data Dialog online subscription data sales platform at a cost of approximately $152,000, which was successfully launched in the fourth quarter of 2003. The Adialogin platform has been enhanced to allow for a greater number of matches and incremental revenue in 2005. The quarterly data updates for these platforms are outsourced as well, at an annual cost in 2005 of approximately $120,000.

      During the year in-house modifications of and enhancements to the company's corporate and Data Dialog websites were made. DGI reduced development resources for ongoing research, new products development, and the time being used for maintenance of the product set during 2005 as a result of its freelance workers and consolidation strategies.

Employees

      As of the date of this report, the Company and it subsidiaries, had 26 employees, principally 10 in New York City, 2 in Valencia, California and 14 in Sunrise, Florida. The Company believes that its relationship with its employees is good.

Item 2.  Description of Property

      The Company owns no real estate.

Headquarters

      Since March 1, 2003, the Company's headquarters has been at 257 Park Avenue South, New York, NY 10010. There it occupies 5,599 square feet under a lease expiring May 31, 2007. The terms of the new lease include a base rent for the first year through May 31, 2005 of $13,767 per month increasing to $14,180 per month through 2006 and $14,606 per month through the end of the lease.

Operating Facilities

      The Company has an additional lease obligation for office space in Florida.

      Florida Lease

      The Company leases approximately 3,900 square feet of space in Sunrise, Florida for an initial aggregate annual rental of almost $40,000. The lease runs until April 2008 and provides for annual increases to almost $60,000 during the last year. The tenant is also required to pay a portion of the building's operating expenses.

      California Lease

      At the end of 2005 the Mail Mogul subsidiary was operating from leased offices in Valencia California. During the first quarter of 2006 Dialog Group sold the Mail Mogul subsidiary and the lease obligation was assumed by the new owner

Executive Apartments

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

Item 3.  Legal Proceedings

      Suppliers

      On July 25, 2003 Acxiom Corporation commenced an action against Dialog Group and its ThinkDirectMarketing subsidiary in the Circuit Court of Faulkner County, Arkansas. The action is for a breach of written contracts, including a promissory note and a Data License Agreement. Acxiom sought $400,000 on a note and $295,414.67 for unpaid data usage, and $1,250,000 for unused minimum usage requirements for 2003 and 2004. Dialog Group and its subsidiary have appeared in the proceeding and plan to vigorously contest the claims. As of the end of December, the note for $400,000 and payables of $209,526 were accrued in the financial statements of TDMI.

      In January of 2006 Dialog Group, Inc. promised to pay to the order of Acxiom, the sum of Ninety Thousand Dollars ($90,000.00), be paid over the following period: $5,000 was due on March 15, 2006; $5,000 due on April 15, 2006; $4,000 due on May 15, 2006; $2,000 due on June 15, 2006 and another $2,000 due on the 15th of the next 37 months. This was in settlement of a claim by Acxiom against Dialog Group for an amount in excess of $1MM.

      In January of 2006 CBS Market Watch had an attorney contact Healthcare Dialog concerning a claim for an amount they state is $45,510 for content contracted for by Healthcare Dialog. Healthcare Dialog is disputing the amount of the claim and is attempting to work out a settlement with CBS Market Watch at this time.

      On March 29th, 2004 Direct Mail Quotes, LLC received a copy of a petition filed by a supplier Label Source in the District Court of Dallas County, Texas claiming Mail Mogul owes Label Source $122,314. Mail Mogul agreed to settle the dispute for $121,037. At December 31, 2005, $55,119 remained to be paid.

      In June of 2004 Collins Ink Corporation filed a complaint against Mail Mogul in the Common Pleas Court of the State of Ohio, Warren County. The complaint was for printing supplies and attorney's fees. The Company has filed an answer and agreed to settle the claim for $90,000. As of December 31, 2004 the balance remaining was $33,109.

      In April 2004 USA Direct obtained a default judgment for $39,025 against Dialog Group in the Common Pleas Court of the State of Pennsylvania, York County. The Company has agreed to settle the claim for $20,000. As of December 31, 2005 the balance remaining was $15,000.00.

      Former Subsidiaries

      In April 2003, Dean Eaker and Bruce Biegel commenced an arbitration proceeding against Dialog Group and its former subsidiary, TDMI, relating to the termination of their employment before the American Arbitration Association in New York City. On January 17, 2005, the arbitration panel awarded $313,763.75 to Dean Eaker and $160,133 to Bruce Biegel. The full amount of the award has been accrued on the Dialog Group books and charged to loss on discontinued operation On April 17, 2005 the company settled with both Eaker and Biegel for a series of payments aggregating $473,897.50. As of March 2006 $176,092 remains to be paid

      Except as specified above, there are no material presently pending legal proceedings to which Dialog Group is a party, or to which any of its properties or assets are subject.

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

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

      The Company's shares of Common Stock are traded over-the-counter on the Electronic Bulletin Board; the symbol for the Common Stock is "DLGG".

      The reported high and low bid prices for the Common Stock are as shown below for the years ended December 31, 2005 and December 31, 2004. The quotations reflect inter-dealer prices and do not include retail mark-ups, markdowns or commissions. The prices do not necessarily reflect actual transactions.

----------------------------------------------------------------------
                                              High Bid       Low Bid
----------------------------------------------------------------------
2006
  First Quarter                              $0.008         $0.004
    Second Quarter (through April 17, 2006)  $0.007         $0.004
----------------------------------------------------------------------
2005
    First Quarter                            $0.10          $0.01
    Second Quarter                           $0.022         $0.0081
    Third Quarter                            $0.014         $0.009
    Fourth Quarter                           $0.017         $0.0065
----------------------------------------------------------------------
2004
    First Quarter                            $0.12          $ 0.01
    Second Quarter                           $ 0.085        $ 0.01
    Third Quarter                            $ 0.155        $ 0.03
    Fourth Quarter                           $ 0.11         $ 0.033
----------------------------------------------------------------------


      The last sale price of the Company's Common Stock on March 28, 2006, was $
0.005 as reported on the over-the-counter Electronic Bulletin Board. As of the March 14, 2006, there were 696 shareholders of record of the Company's Common Stock. The Company has been informed that approximately 450 shareholders hold their Common Stock in nominee name. There are approximately 190 holders of the Classes B, B-1, and E Preferred Stock.

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

Recent Sales of Unregistered Securities

      Fourth Quarter 2005 Stock Sales

      Class E Preferred Stock Dividends

      During the fourth quarter, the Board decided to pay three additional quarterly dividends on the Company's Class E Preferred Stock, those for the second, third, and fourth quarters of 2004, in shares of common stock. The dividends, at a rate of $400 per share per quarter, had not been paid. Pursuant to the provisions of the Class E Preferred Stock Declaration, shares of common stock, based on the average closing price for the shares during the last 20 trading days before the dividends were due, maybe paid in lieu of cash. During the fourth quarter of the fiscal year, a total of 2,839,076 shares were issued to settle $39,800 of dividends due for the fourth quarter dividend. The holders of the Class E Preferred Stock had represented themselves in writing to be accredited investors who were purchasing those shares and any shares issued as dividends for their own investment and agreed to restrictions on resale placed with the Company's transfer agent and the printing of a legend on his certificate. Because of these factors, this issuance is exempt from registration under the Securities Act as not involving a public distribution under section 4(2).

      Term Loan Guarantees

      During November 2005, Peter DeCrescenzo guaranteed a $350,000 term loan made to the Company by an unrelated party. The Board of Directors awarded him an additional 350,000 shares as compensation for his guarantee.

      Salary and Fee Conversions

      In December 2005, Peter DeCrescenzo accepted 15,384,615 shares of Common Stock in lieu of $100,000 of unpaid salary.

      Also in December 2005, the Company's Secretary accepted 384,615 shares of Common Stock in lieu of a $2,500 legal fee.

      The proceeds of all shares issued for cash were used for general business purposes.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

      General

      During 2005, Dialog Group acquired and sold AdValiant, Inc. It operations and the gain on the sale are reflected in Discontinued Operations.

Results of Operations

Dialog Group

      ---------------------------------------------------------------------
      Income Statement Item        Fiscal Year 2005    Fiscal Year 2004
      ---------------------        ----------------    ----------------
      ---------------------------------------------------------------------
      Revenue                         $6,723,000            $7,904,000
      ---------------------------------------------------------------------
      Cost of Revenue                 $3,150,000            $3,385,000
      ---------------------------------------------------------------------
      Operating Expenses              $5,221,000            $5,206,000
      ---------------------------------------------------------------------
      Result of Operations          ($1,649,000)            ($686,000)
      ---------------------------------------------------------------------
      Net Other Income                ($149,000)               $32,000
      ---------------------------------------------------------------------
      Discontinued Operations         ($120,000)            ($633,000)
      ---------------------------------------------------------------------
      Net Result                    ($2,228,000)          ($1,247,000)
      ---------------------------------------------------------------------

      Revenues for the year ended December 31, 2005 were $6,723,000 compared with 7,904,000 for the year ended December 31, 2004. This represents a decline of $1,182,000 or 15%. Three factors account for the decline in Revenues for the year. The company's Mail Mogul, Inc. subsidiary's Revenue was off from a year ago as a result of the former owner and a manager of Mail Mogul starting a competitive business once the former owners non-compete expired. These individuals hired away most of the Mail Mogul sale force. The data portion of the company's business for the twelve months ending December 31, 2005 nonetheless made up a greater percentage of the total DGI Revenue than at the end of the prior twelve months. Data Revenue will be discussed in detail when the figures of the Data Segment are discussed and analyzed

      Revenue in the company's Healthcare Dialog, Inc. was off for the twelve months ending December 31, 2005 from the same period a year ago as the result of a major pharmaceutical client scaling back on a program that was in its fifty year. The Healthcare Dialog revenue results' will be discussed in detail when the Communication Segments' figures are discussed and analyzed.

      The purchase and sale of AdValiant during 2005 was a distraction for the management of Dialog Group and a strain on the company's resources. Purchasing AdValiant with roots in the affiliate network landscape and a management that was parochial in its view of the Dialog Group family of businesses was not the answer to Dialog Group's vision of expanding its data efforts on the internet. The management of Dialog Group will continue in the years ahead to look for the correct vehicle to expend its position in the internet data market.

      Costs of Revenues for the year ended December 31, 2005 were $3,150,000 just under 47% of sales, compared with $3,385,000 or approximately 43% of sales in the year ended December 31, 2004. One issue worth noting is the high Cost of Revenue of the affiliate program offered through the AdValiant business. This high Cost of Revenue operation had a negative impact on the overall Cost of Revenue for the Dialog Group consolidated figure. Each company's Cost of Revenue will be discussed in detail when the figures of the individual companies are discussed and analyzed

Operating Expenses for the year ended December 31, 2005 was $5,221,000 compared with $5,206,000 for the same period ended December 31, 2004.. While each company's expenses will be discussed in detail when the figures of the individual companies are discussed and analyzed the company-incurred expense to develop and market the AdValiant affiliate business .While DGI owned AdValiant for only a portion of 2005 it continued to incur expenses until the original owners purchased AdValiant back in December of 2005. In addition DGI experienced a $60,000 more in depreciation in 2005 than it did in 2004.

      Losses from Operations were $1,649,000 for the year ended December 31, 2005 compared with $686,000 for the year ended December 31, 2004. The Revenue shortfall and not reducing Cost of Revenue dollar further were the contributing factors. In addition as stated above the company realized expenses to develop and market the AdValiant affiliate business Each company's expenses will be discussed in detail when the figures of the individual companies are discussed and analyzed.

      Net Other Income/(Loss) was ($149,000) for the period ending December 31,2005 compared with $32,000 for the year ended December 31, 2004. Income from litigation settlement in 2005 was $134,000.. Interest expense for 2005 was $275,000 up $185 000 from the 2004 interest expense of $90,000. The interest on note payable related parties amounted to approximately $59,000, interest expense Paid to Pearl Street and the cancellation of the Griffin note amounted to approximately $67,000, and the interest on the line of credit was approximately $48,000. The other interest amount to other various finance charges.

      The Net Loss before inactive and discontinued operations was $1798,000 for the year ended December 31, 2005 compared with $653,000 in the year ended December 31, 2004.

      The gain on the sale of AdValiant amounted to $518,000 and the loss from the discontinued operations amounted to $490,000, realizing a net $28,000 gain. This offset the Net Loss and resulted in a final loss for 2005 of $1,919,00

      The net loss for 2005 represents a decline of approximately $633,000 from the same period a year ago.

Online Services Segment

   ----------------------------------------------------------------------
   Income Statement Item       Fiscal Year 2005      Fiscal Year 2004
   ---------------------       ----------------      ----------------
   ----------------------------------------------------------------------
   Revenue                          $2,326,000            $1,547,000
   ----------------------------------------------------------------------
   Cost of Revenue                  $1,287,000              $331,000
   ----------------------------------------------------------------------
   Operating Expenses                 $822,000              $407,000
   ----------------------------------------------------------------------
   Result of Operations               $216,000              $820,000
   ----------------------------------------------------------------------
   Net Other Income                    $36,000                     0
   ----------------------------------------------------------------------
   Discontinued Operations           ($490,000)                    0
   ----------------------------------------------------------------------
   Net Result                        ($237,000)             $820,000
   ----------------------------------------------------------------------

      These results include the results of the AdValiant operations from July 1, 2005 to November 30, 2005.

      Total Revenue for the Online Segment was $2,326,000 for the period ending December 31, 2005 compared to $1,547,000 for the same period a year ago. Revenue includes that of AdValiant Affiliate Network in addition to MyMedCenter, formally reported as +Media in the then Healthcare Dialog Division in 2004 and Adialogin formally reported as Data Dialog Digital in the then Data Division. For the same period in 2004, when only MyMedCenter (+Media) and Adialogin (Data Dialog Digital) were included.

      The Cost of Revenue for Online Services was $1,287,000 for this year to date, or 55% of Revenue compared with $331,000 and 22% of revenue for the same period 2004. The higher Cost of Revenue in 2005 was impacted by the approximately 77% Cost of Revenue for the AdValiant Affiliate Network. This is considerably higher than that of the other two products offered by this segment MyMedCenter (approximately 57%) and Adialogin (approximately 15%).

      Online Services' consolidated Total Operating Expenses were approximately $882,000 year to date 2005, compared to $407,000 for the same period a year ago. Expenses relating to the AdValiant business are included only from July 1, 2005 to November 30, 2005. Expenses were incurred to develop and market the AdValiant affiliate business. While Dialog Group owned AdValiant for only a portion of 2005 Dialog Group continued to incur expenses until the original owners purchased it back in December of 2005.

      For the 2005 year to date, the Online Services' Net from Operations was a loss of ($237,000) compared to a profit of $820,000 for the same period of 2004. Of the almost one-half millions charged to Discontinued Operations AdValiant was the most significant factor contributing to the loss from the profit in 2005

       Data Segment:

      -------------------------------------------------------------------
      Income Statement Item     Fiscal Year 2005       Fiscal Year 2004
      ---------------------     ----------------   --------------------
      -------------------------------------------------------------------
      Revenue                         $2,767,000       $4,174,000
      -------------------------------------------------------------------
      Cost of Revenue                   $829,000        1,740,000
      -------------------------------------------------------------------
      Operating Expenses              $2,274,000        2,393,000
      -------------------------------------------------------------------
      Result of Operations             ($336,000)          41,000
      -------------------------------------------------------------------
      Net Other Income                    $2,000          (17,000)
      -------------------------------------------------------------------
      Net Result                       ($334,000          $24,000
      -------------------------------------------------------------------


      The Data Segment's annual revenue for 2005 was $2,767,000 which compares unfavorably to the $4,174,000 in revenue in 2004.

      Revenue from the Mail Mogul subsidiary is reported in the Data Segment. Revenue from Mail Mogul in 2005 of $1,494,000 was significantly off from the 2004 revenue figure of $3,180,000. Revenue during 2005 was affected by competition from addition companies looking to sell products to mail shops. One company, in particular which was formed by the former owner of Mail Mogul once his non-compete ran out. This individual then hired the manager of Mail Mogul. These two individuals then convinced many of their sales people who were at the time working for Mail Mogul to join this new competitor. The DGI Revenue decline for the twelve months ending December 31, 2005 compared to the same period in 2004 was about $1.2 million, the Revenue decline for Mail Mogul during the same two periods was about $1.5 million. This fact is arguably the most significant event effecting DGI's 2005 financial results

      The United States Postal Service generated leads for Mail Mogul via the USPS website. In early 2005 the USPS discontinued this lead generation program. This event had a negative impacted on the Revenue generated by the Mail Mogul in total, but particularly on the Request for Quote product. Mail Mogul in 2005 was not always in a position to make payments in a timely manner to suppliers. As a result of the limited credit terms were available from most suppliers. Mail Mogul had difficulty filling the demand for its consumable products in 2005 in particular because of these credit limits and as a result Revenue form the sale of mail shop supplies in particular was off from the same period in 2004 when vendors term were more lenient.

      The Data Dialog Company which is reported in the Data Segment had sales of $1,272,000 in 2005 compared with $994,000 in 2004. This increase can be attributed to Data Dialog Marketing Specialty List sales providing more revenue for this company in 2005. The increase was accomplished with out the help of the USPS website leads for most of 2005. Data Dialog had been one of the top link placements of all merchant affiliates on USPS website, which drove a large number of referrals to the Data Dialog website until the USPS discontinued the program in early 2005. In addition revenue improvement was helped by the number of seasoned sales associates increasing from the prior year. Another factor which positively affected revenue was the increased number of data brokers offering DGI data through Data Dialog. Management

      The Data Segment's Costs of Revenue was $829,000 for the year ended December 31, 2005, compared with $1,740,000 for the year ending December 31, 2005. As a result of selling more of the company owned higher margin data sales products and getting more favorable terms from third party data suppliers, Cost of Revenue as a percentage of sales improved from 65% in 2004 to 42% in 2005

      Because of the decline in sales of low margin mail shop supplies the Mail Mogul Company showed a decrease in the 2005 Cost of Revenue rate some 35% from the 2004 rate of 44%. Cost of revenue dollars in 2005 were $523,000 down $865,000 from the 2004 figure of $1,388,000.

      Data Dialog's Cost of Revenue is reported in the Data Segment. In 2005 Cost of Revenue increased by $278,000. Cost of revenue in 2005 was 24% compared to approximately 35% in for Data Dialog was $307,000. Cost of Revenue dollars decreased by $45,000 while revenue 2004. A factor influencing this equation is the greater utilization of the Access Dialog professional data platform by brokers and the company's internal sales team. This platform provides data at lower Cost of Revenue than revenue from third party data and the average unit sale is greater.

      The Mail Mogul Company Operating Expenses are also reported in the Data Segment. In 2005 Operating Expenses for Mail Mogul were $980,000 which represents a decrease of $201,000 from the 2004 level for the same period of $1,181,000. This saving was the result of cost cutting associated with the office in California.

      The Operating Expenses for the Data Segment during the year of 2005 were 2,274,,000 down from the $2,393,000 figure of 2004. The reduction was $119,000 year over year.

      Operating Expenses for Data Dialog in 2005 were $1,294,000. Depreciation in 2005 was $77,000 up some $14,000 from the 2004.

      The Data Segments' Income/ (Loss) from Operations for the year ended December 31, 2005 was a loss of $(336,000) compared with a modest profit for 2004. The Mail Mogul decline was the key factor in this result

      The Data Segments' Net Income/(Loss) information for the years ended December 31, 2005 and 2004 was a loss of $(334,000) and income of $24,000, respectively.

      Communications Segment

      ---------------------------------------------------------------------
      Income Statement Item        Fiscal Year 2005    Fiscal Year 2004
      ---------------------        ----------------    ----------------
      ---------------------------------------------------------------------
      Revenue                          $1,630,000            $2,196,000
      ---------------------------------------------------------------------
      Cost of Revenues                   $988,000            $1,262,000
      ---------------------------------------------------------------------
      Operating Expenses                 $439,000              $390,000
      ---------------------------------------------------------------------
      Result of Operations               $203,000              $544,000
      ---------------------------------------------------------------------
      Net Other Income/Loss              ($61,000)             $139,000
      ---------------------------------------------------------------------
      Discontinued Operations                  $0                    $0
      ---------------------------------------------------------------------
      Net Result                         $142,000              $682,000
      ---------------------------------------------------------------------

      For the year ended December 31, 2005, the Communication Segment's total Revenues was approximately $1,630,000 as compared to approximately $2,196,000 for 2004. The amount of the Revenue decline for the twelve months ending December 31, 2005 compared to the same twelve months ending December 31, 3004 is less than the approximate $700,000 of Revenue that one pharmaceutical company provided in 2004, but not in 2005.

      The Segment's Costs of Revenue for 2005 was $988,000, representing 61% of revenue compared with $1,262,000 and 57% of revenue for 2004. The development cycle of a healthcare sale can take up to eighteen months. Included in the Cost of Revenues are expenses associated with the development of a "pitch" for new business. Management of Healthcare Dialog incurred expense in 2005 to "pitch" new business that is expects to materialize in 2006.

      The Healthcare Dialog Division's consolidated Total Operating Expenses were approximately $439,000 for the year ended December 31, 2005. Dialog Group and Healthcare Dialog share offices in New York, in 2005 Healthcare Dialog paid a larger share of the expenses relating to this complex.

      For the year ended December 31, 2005, this division's consolidated Income from Operations was over $203,000, this represents a decline from the period ending December 31, 2004,.

      In 2005 Other Income (Loss) of ($61,000) consisted in part of $85,000 in interest charges. .

      The Segment's Net Results from continuing operations for 2005 was $142,000 net income..

Liquidity & Capital Resources

      DGI had a consolidated working capital deficit of approximately ($2,962,000) on December 31, 2005 as compared to a deficit of approximately ($2,919,000) at December 31, 2004.

      On December 31, 2005, the Healthcare Dialog Division's financial condition included a working capital deficit of about ($1,017,000) as compared to a deficit of approximately ($935,000) at December 31, 2004.

      At the end of the year, the Data Division had a working capital deficit of approximately ($826,000) as compared to a deficit of about ($666,000) on December 31, 2004.

      At the end of the 4th quarter of 2005, the company's short-term liabilities decreased by approximately $16,000. In 2005 the figure was $3,712,000 and in 2004 the figure was $3,728,000.

      At the end of the 4th quarter of 2004, the company's short-term liabilities increased by approximately $332,000. In 2004 the figure was $3,728,000 and in 2003 the figure was $4,098, 000.

      In September 2004, the Company signed a convertible note agreement providing for two separate installments of $250,000 and $135,000. The Company received the loan of $250,000 in September and the balance in November. The proceeds were used to pay down accounts payables and fund current working capital needs.

      The Company has a $350,000 line of credit with a commercial factor which is used to fund operations.

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

Known Trends

      Communications

      Several significant trends continue to influence the Communication's Segment with its concentration in Healthcare Marking. The first is the marketing of prescription medication directly to the patient. In addition to enabling the patient to better understand the medication they are using it offers the patients choices which they can discuss with their physician. The second trend is the utilization of the internet to educate healthcare professionals, patients and consumers about not only health related topics, but the internet offers healthcare marketers an additional opportunity to promote prescription and over the counter products to these groups as well. Both of these trends should prove beneficial and provide sales opportunities for DGI's Healthcare Dialog subsidiary.

      An additional trend in Communications marketing is the consolidation of Communications companies. Major international companies are buying up or forcing companies the size of Healthcare Dialog out of the market. These companies offer many more services to their clients that Healthcare Dialog is not able to and as result are taking business away from smaller organizations.

      The cost of healthcare has continued to out pace inflation. The possibility the Federal government may take action to limit the profits of healthcare and pharmaceutical companies exist. This could make it difficult for Healthcare Dialog to get new projects from its clients.

      Data

      Privacy regulations and concerns continue to grow and affect the methods of operation for all data suppliers. The costs of complying with these regulations are an added expense and fines for non-compliance can be significant and may increase in the future. In addition the trend towards collecting data using new technologies continues to increase. The internet as a vehicle for collecting data continues to grow while the methods improve every year.. The trend towards new technology has and should continue to reduce the expenses relating to data capture.

      As technology makes the tools we use better, faster and cheaper more competition can enter the space Data Dialog operates in. Competition because of technology can come from anywhere in the world. As competitors from countries with lower labor cost enter the market they could have a negative effect on the company's data business.

      Inflation

      Inflation rates in the U.S. have not had a significant impact on operating results for the periods presented.

      Internal Control Issues

      Internal controls have been a major focus of the management team. Considerable effort has been made to centralize the company's financial operation and to insure that positions in this sector are filled by individuals whose talents and skills are appropriate to the needs of the business. In February 2004 a consultant was hired to help identify the needs and the remaining controls weaknesses. In addition at year end, new staff from our outside auditors have been assigned to provide a more objective assessment of those areas where controls must be further tightened

Item 7. Financial Statements.

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

      Based upon their evaluation of such disclosure controls and procedures, the Company's chief executive officer and chief financial officer have concluded such controls were effective as of December 31, 2005, are operating as designed and will alert them on a timely basis to any material information relating to the Company required to be included in the Company's periodic SEC filings.

Item 8B     Other Information

      In the first quarter of 2006 Dialog Group sold its Mail Mogul Inc. subsidiary to an unrelated third party for a minimal consideration. After the sale, the Mail Mogul Request for Quote Product was sold by Mail Mogul to Dialog Group's Data Dialog Inc. in exchange for the amount Mail Mogul owed Data Dialog Inc.

                                    Part III

      Item 9, 10, 11, 12, and 14 are incorporated from the Information Statement included in Schedule 14C to be filled within 30 days of the filing hereof.

Item 13.  Exhibits

  Exhibit
  Number     Description                                                                 Page
  ------     ----------------------------------------------------------------------      ----
     2.1     Third Amended Plan of  Reorganization - Incorporated by reference from      X
             Report on Form 8-K filed on October 12, 2001
  ------     ----------------------------------------------------------------------      ----
     2.2     Amendment  dated  February 27, 2003 to an Agreement  for Merger by and      X
             among IMX  Pharmaceuticals,  Inc.,  a Utah  corporation  ("IMX")  (for itself and for Dialog  Group,  Inc.,  its  successor  by merger),  HCD
             Acquisition,   Inc.  ("HCD  Acquisition"),   a  Delaware  corporation,
             Healthcare Dialog,  Inc., a Delaware corporation ("HCD"), and Peter V.
             DeCrescenzo,  Vincent DeCrescenzo,  Sr., and Cindy Lanzendoen, each an individual,  (collectively,  the  "Shareholders")  and Cater  Barnard, plc, an a corporation  of England and Wales ("CB") -  Incorporated  by reference from Report on Form 8-K filed on March 15, 2003
  ------     ----------------------------------------------------------------------      ----
     2.3     Agreement  for Merger  dated  February  24, 2003 among  Dialog  Group,      X
             Inc.,  a  Delaware   corporation   ("DGI"),   IP2M  Acquisition  Corp.
             ("Acquisition"),  a  Delaware  corporation,  IP2M,  Inc.,  a  Delaware corporation  ("IP2M"),  and Robin Smith,  William  Donovan,  Five Don,
             Ltd. (a/k/a 5 Don Ltd.),  Cameron Bevis,  and Art Sadin - Incorporated
             by reference from Report on Form 8-K filed on March 15, 2003
  ------     ----------------------------------------------------------------------      ----
  3(i).1     Amended and  Restated  Articles of  Incorporation  -  Incorporated  by      X
             reference from Interim Report on Form 8-K filed on March 14, 2003
  ------     ----------------------------------------------------------------------      ----
  3(i).2     Certificate   of   Designation   of  Class  C-1   Preferred   Stock  -      X
             Incorporated  by  reference  from the initial  filing of  registration statement file number 333-106490
  ------     ----------------------------------------------------------------------      ----
  3(i).3     Certificate   of   Designation   of  Class  C-2   Preferred   Stock  -      X
             Incorporated  by  reference  from the initial  filing of  registration statement file number 333-106490
  ------     ----------------------------------------------------------------------      ----
  3(i).4     Certificate   of   Designation   of  Class  C-3   Preferred   Stock  -      X
             Incorporated  by  reference  from the initial  filing of  registration statement file number 333-106490
  ------     ----------------------------------------------------------------------      ----
  3(i).5     Certificate of Cancellation of Class C and Class D Preferred
             Stock - X Incorporated by reference from the initial filing of registration statement file number 333-106490
  ------     ----------------------------------------------------------------------      ----
  3(i).6     Certificate of Amendment for Increased Shares - Incorporated by X
             reference from the initial filing of registration statement file number 333-106490
  ------     ----------------------------------------------------------------------      ----
  3(i).7     Certificate of Designation of Class E Preferred Stock
             Incorporated by X reference from Amendment No.1 to Annual Report on Form 10-KSB filed on October 3, 2005.

  ------     ----------------------------------------------------------------------      ----
  3(i).8     Certificate of Elimination of Classes C-1, C-1, and C-3 Preferred
             X Stock Incorporated by reference from Amendment No.1 to Annual
             Report on Form 10-KSB filed on October 3, 2005.
  ------     ----------------------------------------------------------------------      ----
  3(i).9     Certificate of Amendment for Increased Shares Incorporated by X
             reference from Amendment No.1 to Annual Report on Form 10-KSB filed on October 3, 2005.
  ------     ----------------------------------------------------------------------      ----
 3(ii).1     By-laws - Incorporated by reference from Interim Report on Form
             8-K X filed on March 14, 2003
  ------     ----------------------------------------------------------------------      ----
     4.1     Instruments defining the rights of security holders -
             Incorporated by X reference from Exhibit 3(i).1 through Exhibit
             3(i).10.
  ------     ----------------------------------------------------------------------      ----
    4.2      Convertible Debenture - Incorporated by reference from the
             Current X Report on Form 8-K filed March 27, 2006.
  ------     ----------------------------------------------------------------------      ----
     4.3     Warrant -  Incorporated  by reference  from the Current Report on Form      X
             8-K filed March 27, 2006.
  ------     ----------------------------------------------------------------------      ----
      10     Material contracts
  ------     ----------------------------------------------------------------------      ----
    10.1     Employment   Agreement  for  Peter  V.  DeCrescenzo   Incorporated  by      X
             reference  from the Annual  Report on Form  10-KSB  filed on April 14,
             2003
  ------     ----------------------------------------------------------------------      ----
    10.2     Employment   Agreement  for  Vincent   DeCrescenzo   Incorporated   by      X
             reference  from the Annual  Report on Form  10-KSB  filed on April 14,
             2003
  ------     ----------------------------------------------------------------------      ----
    10.3     Employment  Agreement for Cindy  Lanzendoen  Incorporated by reference      X
             from the Annual Report on Form 10-KSB filed on April 14, 2003
  ------     ----------------------------------------------------------------------      ----
    10.5     2002 Stock Option Plan, as amended-  Incorporated  by reference  from       X
             the initial filing of registration statement file number 333-106490
  ------     ----------------------------------------------------------------------      ----
    10.6     Amendment  to   Employment   Agreement   for  Peter  V.   DeCrescenzo.      X
             Incorporated  by reference  from  Amendment  No.1 to Annual  Report on
             Form 10-KSB filed on October 3, 2005.
  ------     ----------------------------------------------------------------------      ----
    10.7     Amendment  to  Employment  Agreement  for  Vincent  DeCrescenzo,   Sr.      X
             Incorporated  by reference  from  Amendment  No.1 to Annual  Report on
             Form 10-KSB filed on October 3, 2005.
  ------     ----------------------------------------------------------------------      ----
    10.8     Guarantee Agreement with Peter DeCrescenzo Incorporated by reference X from Amendment No.1 to Annual Report on Form 10-KSB filed on October 3, 2005.
  ------     ----------------------------------------------------------------------      ----
    10.9     Guarantee Agreement with Vincent DeCrescenzo Incorporated by X reference from Amendment No.1 to Annual Report on Form 10-KSB filed on October 3, 2005.
  ------     ----------------------------------------------------------------------      ----
    21.1     Subsidiaries of the registrant                                              46
  ------     ----------------------------------------------------------------------      ----

  ------     ----------------------------------------------------------------------      ----
   31(i)     302 Certification of Chief Executive Officer                                47
  ------     ----------------------------------------------------------------------      ----
  31(ii)     302 Certification of Chief Financial Officer                                49
  ------     ----------------------------------------------------------------------      ----
   32(i)     906 Certification of Chief Executive Officer                                51
  ------     ----------------------------------------------------------------------      ----
  32(ii)     906 Certification of Chief Financial Officer                                51
  ------     ----------------------------------------------------------------------      ----

                        PART F/S - Financial Statements

----------------------------------------------------------------------
                     DIALOG GROUP INC. FINANCIAL STATEMENTS

                                TABLE OF CONTENTS
----------------------------------------------------------------------
                                                           Page
----------------------------------------------------------------------
Independent Auditors' Report                               F-1
----------------------------------------------------------------------
Consolidated Balance Sheet                                 F-2
----------------------------------------------------------------------
Consolidated Statements of Operations and                  F-3
Comprehensive Loss
----------------------------------------------------------------------
Consolidated Statements of Stockholders'                   F-4
Deficiencies
----------------------------------------------------------------------
Consolidated Statements of Cash Flows                      F-5
----------------------------------------------------------------------
Notes to Consolidated Financial Statements             F-6 to F-33
----------------------------------------------------------------------

                                   SIGNATURES
      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DIALOG GROUP, INC.
Date: April 14, 2006
                                    By:         /s/ Peter V. DeCrescenzo
                                        --------------------------------------
                                    Peter V. DeCrescenzo,  President and
                                    Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed bellow by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                     Title                 Date
---------                                     -----                 ----

     /s/ Peter V. DeCrescenzo         Chief Executive Officer   April 14, 2006
------------------------------
Peter V. DeCrescenzo

    /s/  Vincent DeCrescenzo              Chief Financial       April 14, 2006
------------------------------        and Accounting Officer
Vincent DeCrescenzo

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and
   Stockholders of Dialog Group, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of Dialog Group, Inc. and Subsidiaries as of December 31, 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two year period then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dialog Group, Inc. and Subsidiaries as of December 31, 2005 and the results of its operations and its cash flows for each of the years in the two year period then ended in conformity with accounting principles generally accepted in the United States of America.

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


Berenfeld, Spritzer, Shechter and Sheer
Coral Gables, Florida
April 17, 2006

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 2005

                                     ASSETS

CURRENT ASSETS:
  Accounts receivable (Net)                                        $    825,634
  Prepaid expenses and other current assets                             148,352
                                                                   ------------
     Total current assets                                               973,986
                                                                   ------------

PROPERTY AND EQUIPMENT, NET                                              32,489
                                                                   ------------

OTHER ASSETS:
  Data Assets (Net)                                                     370,569
  Website (Net)                                                          52,907
  Security Deposits                                                      55,080
  Notes Receivable                                                      163,460
                                                                   ------------
    Total other assets                                                  642,016
                                                                   ------------

TOTAL ASSETS                                                       $  1,648,491
                                                                   ============

                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Cash overdraft                                                   $    223,761
  Accounts payable                                                    1,931,851
  Accrued expenses                                                    1,138,227
  Deferred revenue                                                      343,293
  Current notes and loans payable                                       498,211
  Other current liabilities                                              65,312
                                                                   ------------
     Total current liabilities                                        4,200,655
                                                                   ------------

LONG TERM DEBT
  Pearl Street Holdings Convertible Note-related party                1,105,000
  Convertible Note-related parties                                      244,045
  Loan Payable - Commadore                                              360,246
                                                                   ------------
     Total Long Term Debt                                             1,709,291
                                                                   ------------

STOCKHOLDERS' DEFICIENCY:
  Preferred stock, $.001 par value; 1,500,000 Authorized                    306
       Class B, 305,858 Shares Issued and Outstanding
       Class E, 200 Shares Authorized,
       99.5 Shares issued and Outstanding
  Common stock, $.001 par value, 200,000,000 Shares Authorized;         193,348
      193,347,269 Shares Issued and Outstanding
  Additional paid-in-capital                                          6,655,052
  Accumulated deficit                                               (11,110,161)
                                                                   ------------
Total stockholders' equity (deficiency)                              (4,261,455)
                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                     $  1,648,491
                                                                   ============

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

                                                                                2005              2004
                                                                           -------------     -------------
REVENUES                                                                   $   6,722,703     $   7,904,447

COST OF REVENUES                                                               3,150,128         3,384,616
                                                                           -------------     -------------

GROSS PROFIT                                                                   3,572,575         4,519,831
                                                                           -------------     -------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                   5,221,469         5,205,624
                                                                           -------------     -------------

LOSS FROM OPERATIONS                                                          (1,648,894)         (685,793)
                                                                           -------------     -------------

OTHER INCOME (EXPENSES):

    Interest expense                                                            (274,654)          (90,018)
    Other expense                                                                 (8,816)           (2,155)
    Other income                                                                      --             1,952
    Litigation Settlement Income                                                 134,103           122,710
                                                                           -------------     -------------

       Total Other Income (Expenses)                                            (149,367)           32,489
                                                                           -------------     -------------

INCOME/ (LOSS) FROM CONTINUING OPERATIONS                                     (1,798,261)         (653,304)
                                                                           -------------     -------------

INACTIVE AND DISCONTINUED OPERATIONS
    Income (Loss) from inactive operations                                          (290)           10,394
    Income (loss) from operations of discontinued operations                    (489,829)         (643,014)
    Gain on disposal of discontinued operations                                  369,714                --
                                                                           -------------     -------------
       Total Gain or (Loss) from discontinued operations                        (120,405)         (632,620)
                                                                           -------------     -------------

NET LOSS                                                                   $  (1,918,666)    $  (1,285,924)
                                                                           =============     =============

    Preferred E Series share dividends                                          (159,200)         (145,200)
    Interest paid on convertible notes                                                 0              6388
                                                                           -------------     -------------

    Income/(loss) applicable to common shareholders from
      continuing operations                                                   (1,798,261)         (653,304)

    Inactive and discontinued operations                                        (120,405)         (632,620)
                                                                           -------------     -------------
    Net Income/(loss) applicable to common shareholders                       (2,077,866)       (1,424,736)
                                                                           =============     =============
EARNINGS/( LOSS) PER SHARE, BASIC AND DILUTED ON NET INCOME/(LOSS)         $       (0.01)    $       (0.01)
                                                                           =============     =============
FROM CONTINUING OPERATIONS

EARNINGS/(LOSS) PER SHARE ON DISCONTINUED OPERATIONS, BASIC AND DILUTED    $      (0.001)    $       (0.01)
                                                                           =============     =============
NET EARNINGS/( LOSS) PER SHARE, BASIC AND DILUTED                          $       (0.01)    $       (0.01)
                                                                           =============     =============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING,                        149,782,653        98,557,402
BASIC AND DILUTED                                                          =============     =============

                       DIALOG GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                      FOR THE YEAR ENDED DECEMBER 31, 2005

                                                                  CLASS B                 CLASS E
                                                             PREFERRED STOCK (B)      PREFERRED STOCK (E)       COMMON STOCK
                                                           SHARES       AMOUNT      SHARES        AMOUNT     SHARES        AMOUNT
Balance at 12/31/03                                       322,158         322        87.0            0     85,812,911      85,813
-------------------
Shares issued for cash                                                                3.5            0
Shares converted from IMX to DGI                                                                               41,715          42
Conversion of preferred stock to common                    (9,786)         (9)                                391,721         365
Conversion of accrued settlment to preferred stock                                   10.0
Conversion of accrued payroll to preferred stock                                      2.0            0
Conversion of accrued payroll  and
accounts payable to common stock                                                                           16,528,965      16,556
Conversion of notes payable and accrued
interest to common stock                                                                                    4,115,178       4,115
Shares issued in lieu of director compensation                                                              2,000,000       2,000
Cashless exercise of options                                                                                  500,000         500
Exercise of options                                                                                         3,333,333       3,333
Reserve for collection on payment of options
Stock options issued for services
Issuance of stock options
Warrants attached to notes payable issued
Outside services cost of new equities
Cancellation of preferred shares                                                     (3.0)
Dividends                                                                                                   3,948,460       3,948
Net Income/(Loss)
Balance at December 31, 2004                              312,372         313        99.5            0    116,672,283     116,673
                                                          =======     =======     =======     ========    ===========    ========

                                                          ADDITIONAL
                                                            PAID-IN      ACCUMULATED
                                                            CAPITAL        DEFICIT           TOTAL
Balance at 12/31/03                                      5,370,879      (7,617,683)     (2,160,669)
-------------------
Shares issued for cash                                      35,000                          35,000
Shares converted from IMX to DGI                               (42)                              0
Conversion of preferred stock to common                       (356)                              0
Conversion of accrued settlment to preferred stock          21,250                          21,250
Conversion of accrued payroll to preferred stock            20,000                          20,000
Conversion of accrued payroll  and
accounts payable to common stock                           317,502                         334,058
Conversion of notes payable and accrued
interest to common stock                                    79,555                          83,670
Shares issued in lieu of director compensation              38,000                          40,000
Cashless exercise of options                                  (500)                              0
Exercise of options                                        196,667                         200,000
Reserve for collection on payment of options              (132,500)                       (132,500)
Stock options issued for services                           30,000                          30,000
Issuance of stock options                                    1,764                           1,764
Warrants attached to notes payable issued                    9,096                           9,096
Outside services cost of new equities                       (1,675)                         (1,675)
Cancellation of preferred shares                           (30,000)                        (30,000)
Dividends                                                  176,052        (145,200)         34,800
Net Income/(Loss)                                                       (1,285,924)     (1,285,924)
Balance at December 31, 2004                             6,130,692      (9,048,807)     (2,801,129)
                                                         =========      ==========      ==========


                       DIALOG GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                      FOR THE YEAR ENDED DECEMBER 31, 2005


                                                         CLASS B                  CLASS E                 CLASS F
                                                    PREFERRED STOCK (B)      PREFERRED STOCK (E)     PREFERRED STOCK (E)
                                                    -------------------      -------------------     -------------------
                                                   SHARES        AMOUNT      SHARES      AMOUNT       SHARES    AMOUNT
                                                   ------        ------      ------      ------       ------    ------
Balance at December 31, 2004                       312,372          313        99.5          0
----------------------------
Prepaid compensation per this year
Outside services for new equities
Warrants from value convertible note issue
Stock options issued for services
Prepaid employee compensation
Conversion of accrued payroll to common stock
Conversion of accounts payable to common stock
Cancellation of warrants
Conversion of accrued payroll to common stock
Acquisition of AdValiant                                                                              400           0
Acquisition of AdValiant
Conversion of preferred stock to common stock       (6,514)          (7)
Conversion of note payable to common stock
Additional compensation for guarantee of debt
Cash sales of common stock
Class E dividends declared and 3 qtrs payment
Disposition of AdValiant                                                                             (400)         (0)
Net Income/(Loss)
Balance at December 31, 2005                       305,858          306        99.5          0          0           0
                                                  ========      =======     =========    =======     =======     ======

                                                                            ADDITIONAL                      OTHER
                                                                             PAID-IN        ACCUMULATED  COMPREHENSIVE
                                                      COMMON STOCK           CAPITAL          DEFICIT      INCOME(LOSS)   TOTAL
                                                  -------------------        -------        ---------      ------------   -----
                                                  SHARES        AMOUNT
                                                  ------        ------
Balance at December 31, 2004                    116,672,283      116,673      6,130,692     (9,048,807)               (2,801,129)
----------------------------
Prepaid compensation per this year                  350,000          350          3,150                                    3,500
Outside services for new equities                 4,841,013        4,841         27,995                                   32,836
Warrants from value convertible note issue                                          455                                      455
Stock options issued for services                                                 1,200                                    1,200
Prepaid employee compensation                    21,600,000       21,600         86,400                                  108,000
Conversion of accrued payroll to common stock     5,252,403        5,252         47,272                                   52,524
Conversion of accounts payable to common stock    2,750,000        2,750         11,000                                   13,750
Cancellation of warrants                                                         (3,663)                                  (3,663)
Conversion of accrued payroll to common stock    16,146,454       16,146         87,472                                  103,618
Acquisition of AdValiant                                                                                                       0
Acquisition of AdValiant                                          84,171        824,880        (23,288)         0        885,763
Conversion of preferred stock to common stock       260,560          261           (254)                                       0
Conversion of note payable to common stock        1,984,048        1,984         28,174                                   30,158
Additional compensation for guarantee of debt     1,175,000        1,175          8,075                                    9,250
Cash sales of common stock                       13,000,000       13,000        117,000                                  130,000
Class E dividends declared and 3 qtrs payment     9,315,508        9,316        110,084       (119,400)                       (0)
Disposition of AdValiant                                         (84,171)      (824,880)             0          0       (909,051)
Net Income/(Loss)                                                                           (1,918,666)                    8,666)
Balance at December 31, 2005                    193,347,269      193,348      6,655,052    (11,110,161)         0     (4,261,455)
                                                ===========      =======      =========    ===========     =======     ==========

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                                                       2005           2004
                                                                                                   -----------    -----------
Cash Flows from Operating Activities:

                    Loss from continuing operations                                                ($1,798,261)   $  (653,304)
                    Gain/(Loss)from Discontinued Operations                                           (120,115)      (643,014)
                    Gain/(Loss)from Inactive Operations                                                   (290)        10,394
                                                                                                   -----------    -----------
                    Net Loss                                                                        (1,918,666)    (1,285,924)

                     Adjustments to reconcile net loss
                              to net cash used in operating activities of continuing operations:
                              Depreciation and amortization                                            410,524        349,320
                              Bad debt expense                                                         131,047        (62,736)
                              Common stock, warrants and stock options issued for services             128,133
                     Changes in operating assets and liabilities: (Increase) Decrease
                              Accounts receivable                                                     (347,697)       170,630
                              Prepaid and other current assets                                         (80,238)        19,477
                               Other current receivables                                                20,258         14,004
                              Accounts payable and accrued expenses: Increase (Decrease)               508,994        309,410
                              Current liabilities - Due to related parties                            (113,011)       108,091
                              Other current liabilities                                                318,469          5,639
                              Deferred revenues                                                       (465,197)        50,950
                                                                                                   -----------    -----------
                                                                                                    (1,407,384)      (321,139)
                                                                                                   -----------    -----------

Cash Flows from Investing Activities of Continuing Operations:
                              Purchase of property and equipment                                        (6,130)       (36,828)
                              Purchase of database                                                    (172,774)      (144,424)
                              Settlement/(Issuance) of note receivable                                (163,460)       100,000
                              Website development                                                      (17,000)       (42,000)
                                                                                                   -----------    -----------
                                                                                                      (359,364)      (123,252)
                                                                                                   -----------    -----------

Cash Flows from Financing Activities of Continuing Operations:
                              Cash overdraft                                                           223,761
                              Proceeds from Issuance of Convertible Debt                               595,000        510,000
                              Proceeds from Issuance of Convertible Debt to Related Parties            126,000        118,045
                              Short Term Borrowing, net                                                360,246         (3,262)
                              Issuance of stock for settlement of debt                                 200,051       (298,448)
                              Proceeds from sale of common stock                                       130,000        102,500
                                                                                                   -----------    -----------
                                                                                                     1,635,058        428,835
                                                                                                   -----------    -----------

Change in net cash of discontinued operations                                                               --             --


Increase (decrease) in cash and cash equivalents                                                      (131,690)       (15,556)

Cash and cash equivalents, beginning of year                                                           131,690        147,246
                                                                                                   -----------    -----------

Cash and cash equivalents, end of year                                                             $        --    $   131,690
                                                                                                   ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid during the period                                                                    $   274,654    $    90,018
Income Taxes Paid During the Period                                                                         --             --

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES:
 Conversion of Accounts Payable into Series E Preferred Stock                                   -
 Conversion of Accrued Expenses into Common Stock                                                  $   156,143    $   232,850
 Conversion of Accrued Expenses into Series E Preferred Stock                                   -                 $   163,960
 Conversion of Accounts Payable to Common Stock                                                    $    13,750    $   109,380
 Conversion of Series B Preferred to Common Stock                                               -                 $       138
 Notes Payable - Advantage Fund (re: IP2M Acq.) Converted Equity                                                  $    75,000
 Conversion of notes payable to common stock                                                       $    30,158
 Class E Dividends Payable Converted to Equity                                                     $   119,400    $   180,000

                      DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

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

BUSINESS ACTIVITY

Dialog Group, Inc. (DLGG) is headquartered at 257 Park Avenue South, Suite 1201, New York, New York 10010, with offices in Valencia, California and Sunrise, Florida. The company's three divisions, On line Services, Data Services and Communication Services, provided a combination of traditional advertising (print broadcast) and marketing services (broadcast, new media and Internet-based promotional venue), as well as a broad spectrum of proprietary and exclusive databases for healthcare, pharmaceutical, consumer and business to business clients.

Additionally, the Company maintains exclusive contracts with leading multi-national pharmaceutical companies to operate maintain and provide content for their consumer Websites.

                      DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

Dialog Group's three divisions currently market its products and service offerings through branded business organizations. The Online Services Divisions include AdValinat, Adialogin and My MedCenter. The Communications Services Division includes nFusion The Data Division includes Marketing, iData and Mail Mogul.


ACCOUNTS RECEIVABLE

The Company conducts business and extends credit based on the evaluation of its customers' financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. Recoveries of accounts previously written off are recognized as income in the periods in which the recoveries are made. At December 31, 2005, the allowance for doubtful accounts is $369,124. Of this amount, $127,714 is related to the accounts receivable of the acquired company, AdValiant Inc. This amount is based upon Management's estimation of the collectiblity of the acquired accounts receivable, in particular, one client for approximately $100,000 is fully reserved for. $132,500 is related to an agreement and issuance of non-qualified stock options (see Note 6- Non-Trade Accounts Receivable) and the Company's collection efforts.

During the third quarter, the Company increased from $350,000 to $500,000 the line of credit it has with a commercial asset-backed lender. The term is two years beginning August 2005.It is secured by the Company's accounts receivables, equipment, and inventory.

FOREIGN CURRENCY TRANSLATION

AdValiant Inc. functional currency is the Canadian dollar, its local currency. Accordingly, the income statement accounts for the six month period ending December 31,2005, in which AdValiant Inc as a subsidiary of the company have been translated at the average exchange rate in effect at the end of during the six month period ending December 31. 2005. Translation gains and losses are included as a separate component of stockholders' equity (deficiency) as Foreign Currency Translation and included in Other Comprehensive Income in the income statement.


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

                      DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

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

                                Year              Year
                                Ended             Ended
                             December 31,     December 31,
                                 2005              2004
                             ------------     ------------

Preferred stock                20,525,954       20,826,154

Warrants                       12,441,640        6,381,865
Stock options                   3,477,500        3,377,500
Convertible notes             134,904,500       11,134,083
                             ------------     ------------

Total                         171,349,594       41,719,602
                             ============     ============

                                                                                Twelve Months Ended
                                                                                    December 31,
                                                                           -----------------------------
                                                                               2005             2004
                                                                           -------------   -------------
Numerator:
        Income/(loss) from continuing operations                           $  (1,798,261)  $    (653,304)
        Preferred E Series share dividends                                      (159,200)       (145,200)
        Interest paid on convertible notes                                             0           6,388
                                                                           -------------   -------------
        Income/(loss) applicable to common shareholders
        from continuing operations                                            (1,957,461)       (792,116)
        Inactive and discontinued operations                                    (120,405)       (632,620)
                                                                           -------------   -------------
        Net Income/(loss) applicable to common shareholders                $  (2,077,866)  $  (1,424,736)

Denominator:
        Basic earning(loss) per share-weighted average shares                149,782,653      98,557,402
        Effect of dilutive securities:
              Convertible notes                                                        0               0
              Preferred stock                                                          0               0
              Share options                                                            0               0
              Warrants                                                                 0               0
                                                                           -------------   -------------
        Diluted  earning(loss) per share-adjusted weighted average shares
        and assumed conversions                                             1,49,782,653      98,557,402

Earnings(loss) per share data:
        Basic-continuing operations                                        $       (0.01)  $       (0.01)
        Basic-inactive and discontinued operations                                 (0.01)           0.01
                                                                           -------------   -------------
        Basic                                                              $       (0.01)  $       (0.01)

        Diluted-continuing operations                                      $       (0.01)  $       (0.01)
        Diluted-inactive and discontinued operations                               (0.01)           0.01
                                                                           -------------   -------------
        Diluted                                                            $       (0.01)  $       (0.01)


The conversion of convertible notes, preferred stock, share options, and warrants are anti-dilutive (assuming conversion into common shares would increase earnings per share or decrease loss per share) and, therefore, not included in the calculation of diluted earnings/ (loss) per share.

                      DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

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

The Company maintains cash balances at a few banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. From time to time, the Company had cash in financial institutions in excess of federally insured limits.


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

                      DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

GOODWILL AND OTHER ASSETS

Goodwill

The Company tests goodwill and other assets for impairment annually. The provisions of SFAS No. 142 require the completion of an annual impairment test, with the impairments recognized in current earnings.


Databases

The databases consist of the one acquired from Healthcare Horizons an other acquired fromt 0 0 Azimuth Target Marketing along with the costs of expanding the databases through the use of telephone surveys. As the databases, along with current telephone surveys, are generating revenue streams and are expected to do so in the future, no impairment is required. The databases are amortized over a three year period, while the telephone surveys are amortized over a five year period.

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

                      DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005


ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company incurred $61,242 and $12,170 in advertising costs for the years ended December 31, 2005 and 2004, respectively.

STOCK-BASED COMPENSATION

On December 2005, the FASB issued SFAS No. 123R, "Accounting for Stock-Based Compensation". This statement is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No.25, "Accounting for Stock Issued to Employees". This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models.

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

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company, Dialog Group, Inc., and its wholly-owned subsidiaries; Healthcare Dialog, Inc., Mail Mogul, Inc., Data Dialog, Inc. and AdValiant USA, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

                      DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005


REPORTING PERIOD

The accompanying condensed consolidated financial statements for the twelve months ended December 31, 2005 depict the results of operations and cash flows of Dialog Group, Healthcare Dialog, Data Dialog and Mail Mogul for the twelve months ended December 31, 2005 and the six months period June 30, 2005 (date of the acquisition) through December 31, 2005 (date of the sale) and December 31, 2005 for AdValiant, Inc. and AdValiant USA, inc. respectively.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior year financial statements in order for them to be in conformity with the current year presentation.


NOTE 2 - ACQUISITIONS
ACQUISITION OF ADVALIANT INC.

On June 30, 2005, Company finalized the acquisition of AdValiant Inc. and the merger was consummated. It became effective June 30, 2005. The maximum consideration to be paid by the Company for the acquisition consists of 336,685,584 of exchangeable shares of AdValiant Inc. for 1 share of Dialog Group, Inc. common stock and 400 shares of class F voting preferred stock. For purposes of determining the price of the Exchangeable shares, Management used the average weight share price of the Company's common stock for five days before that date of the acquisition and five days after the date of the acquisition. The class F shares of stock do not have a share in the equity of the Company. They only substitute for the voting power of the shares to be issued for the Exchangeable shares. As the shares are exchanged, the Class F is cancelled. The value is strictly nominal and, together with the Exchangeable shares, can be converted into the stated number of Dialog Group, Inc. common shares. The consideration also included $214,572 of estimated transaction costs.

The table presented below sets forth the maximum consideration to be paid by the Company, which may be subject to certain adjustments as described below.

Exchangeable shares (336,685,584 at $0.011 per share)               $  3,636,204
Class F voting preferred stock (400 at $0.000 per share)                       0
Estimated transaction costs                                              214,572
                                                                    ------------

Total Maximum Purchase Price                                        $  3,850,776
                                                                    ============

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

                      DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

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

Exchangeable shares (336,685,584 at $0.011 per share) at 25%        $    909.051
Class F voting preferred stock (400 at $0.000 per share)                       0
Estimated transaction costs                                              214,572
                                                                    ------------

Total Maximum Purchase Price                                        $  1,123,623
                                                                    ============


Allocation of initial consideration.

Cash                                                                $    15,291
Accounts receivable, net of reserves of $241,160                        180,121
Other receivables                                                       130,934
Prepaid expenses and other current assets                                 2,822
Property and equipment                                                   11,984
Affiliate web platform                                                  251,991
Goodwill                                                              1,026,823
Accounts payable                                                       (464,054)
Accrued expenses                                                        (13,133)
Other current liabilities                                               (19,154)
                                                                    -----------
Total                                                               $ 1,123,622
                                                                    ===========

Subsequent to the acquisition of AdValiant, Inc. the Company divided the AdValinat Inc. assets and liabilities and formed two subsidiaries, AdValiant USA, Inc. and AdValiant.

ACTUAL RESULTS OF OPERATIONS

The following set forth the Company's actual results of operations for the twelve months ended December 31, 2005 and December 31, 2004, respectively.

                                                  Twelve months        Twelve months
                                                      Ending               Ending
                                                 December 31, 2005    December 31, 2004
                                                 -----------------    -----------------
REVENUE                                          $       6,722,703    $       7,904,447

COST OF SALES                                            3,150,128            3,384,616
                                                 -----------------    -----------------

GROSS PROFIT                                             3,572,575            4,519,831
                                                 -----------------    -----------------

OPERATING EXPENSES:
Loss on Goodwill Impairment                                      0                    0
Other Selling, General, and
Administrative Expenses                                  5,221,469            5,205,624
                                                 -----------------    -----------------
TOTAL OPERATING EXPENSE                                  5,221,469            5,205,524
                                                 -----------------    -----------------

INCOME (LOSS) FROM OPERATIONS                           (1,648,894)            (685,793)
                                                 -----------------    -----------------

Other Income (Expenses):
Interest expenses                                         (274,654)             (90,018)
Other expenses                                              (8,816)              (2,155)
Other income                                                     0                1,952
Settlement Adjustment                                      134,103              122,710
                                                 -----------------    -----------------
Total other income (expenses)                             (149,367)              32,489
                                                 -----------------    -----------------

Net Profit/(Loss) Before Inactive and
Discontinued Operations                                 (1,798,261)            (653,304)

Inactive Operations                                            290               10,394
Gain on disposal of discontinued
operations                                                 369,714
                                                 -----------------    -----------------
Discontinued Operations                                   (489,829)            (643,014)
                                                 -----------------    -----------------

Net Loss                                                (1,918,666)          (1,285,924)
                                                 =================    =================


NOTE -3 DISPOSITION OF SUBSIDIARY

On December 30, 2005 the Company sold AdValiant Inc. back to its original owners. The original transaction provided that the owners of AdValiant, Inc. would have the right to received up to approximately 336,685,584 shares of Dialog Group common stock if certain goals were met. AdValiant shares which were exchangeable for 252,514,188 of the shares of Dialog Group common stock remained in escrow until earned. The remaining AdValiant shares exchangeable for 84,171,396 shares of Dialog Group common stock were issued to Empire Media, a company controlled by a 50% owner of AdValiant, Inc. and two other individuals who each held 25% of ownership in AdValiant, Inc.

As a result of the resale, all AdValiant Exchangeable Shares and the right to exchange them for Dialog Group common stock were cancelled, the class F Voting Preferred Stock was returned to Dialog Group for cancellation, AdValiant Inc. agreed to pay certain liabilities of AdValiant USA, Inc. and the newly restored owners of AdValiant agreed to pay Dialog Group $242,000 with interest during the next eighteen months.

NOTE 4 - GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements have been presented assuming the continuity of the Company as a going concern. However, the Company has incurred substantial losses resulting in an accumulated deficit of $11, 110,161 as of December 31, 2005. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.

                      DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005


Management's plans with regards to this issue are as follows:

LIQUIDITY

During 2005, the Company converted approximately $234,000 of debt to equity. It raised approximately $595,000 through the issuance long term convertible notes, along with converting approximately $126,000 of short obligations into long term convertible notes. The Company obtained a $350,000 line of credit in an asset-backed credit facility with a commercial factor.

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

o Reduce expenses through improved labor utilization and the reducing of leasehold expenses.

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


NOTE 5 - PROPERTY AND EQUIPMENT

As of December 31, 2005, property and equipment consisted of the following:

Computer equipment                                                     $ 40,115
Furniture, fixtures, and equipment                                       23,385
                                                                       --------
                                                                         63,500
Accumulated Depreciation                                                (31,011)
                                                                       --------

                                                                       $ 32,489
                                                                       ========

Depreciation expense was $15,728 and $6,964 for the years ended December 31, 2005 and 2004, respectively.

                      DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005


NOTE 6-  WEBSITE

As of December 31, 2005, the website consisted of the following:

Website                                                               $ 211,369
Accumulated amortization                                               (158,462)
                                                                      ---------

                                                                      $  52,907
                                                                      =========

Amortization expense was $70,457 and $58,432 for the years ended December 31, 2005 and 2004, respectively.

NOTE 7 - DATABASES

As of December 31, 2005, the databases consisted of the following:

Databases                                                           $ 1,133,511
Accumulated amortization                                               (762,942)
                                                                    -----------
                                                                    $   370,569
                                                                    ============

Amortization expense was $324,183 and $279,422 for the years ended December 31, 2005 and 2004, respectively.

NOTE 8 - NON-TRADE RECEIVABLE

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

NOTE 9- ACCRUED LIABILITES

As of December 31, 2005, accrued liabilities consisted of the following:

Accrued professional fees and other expenses                          $  207,053
Accrued payroll and payroll taxes                                        443,506
Accrued interest                                                          47,396
Accrued settlements and contingencies                                    440,272
                                                                      ----------
                                                                      $1,138,227
                                                                      ==========

NOTE 10 - LOANS AND NOTES PAYABLE

Loans and notes payable due to non-related parties consisted of the following as of December 31, 2005.

                      DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005


$750,000 line of credit with commercial asset-backed lender
with a term of two years beginning August 2004. The line of   $ 445,109
credit bears interest at prime plus 4% per annum plus
on-going fees. It is secured by the Company's accounts
receivables, equipment, inventory, and up to $150,000 of the debt is personally guaranteed by the President and C.E.O. of the Company and his spouse
                                                              ---------
Total loans and notes payable                                 $ 445,109

Less: Current maturities                                      $(445,109)
                                                              ---------

Long Term Debt                                                $       0
                                                              =========


Please see Note 16- Related Party Transactions Due to Related Parties for information about additional Company debt.

NOTE 11 - EQUITY


DEBT CONVERSION-COMMON STOCK

In December 2005, approximately $2,500 is converted from accounts payable to common stock.

During the first quarter of 2005, certain creditors of Dialog Group and its subsidiaries agreed to settle their claims of $13,750 for 2,750,000 shares of common stock. During the third quarter of 2005, a note holder converted a total of $30,158 of principal and accrued interest into 1,984,048 shares of common stock. This note holder also converted 14 shares of Preferred B-1 to 560 shares of common stock.

The table presented below provides additional information on the conversion of debt to common stock for the period ending December 31, 2005.

                      DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005


                             Number                           Value                        Loss
                               of            Value             of                         if any
                             Shares           Per              the                        on the
Transaction                  Issued          Share         Transaction                  Transaction
-----------------------  --------------  --------------  --------------  ---------------------------------------------
Accounts payable              2,750,000  $        0.005  $       13,750  Settlement with accounts payable
Reduce contract-
President/CEO                10,000,000           0.005          50,000  Contract reduction converted for common stock
Reduce contract-COO/CFO       6,500,000           0.005          32,500  Contract reduction converted for common stock
Accrued payroll-
President/CEO                17,788,461           0.007         124,038  Accrued payroll converted to common stock
Accrued payroll-
COO/CFO                       1,442,308           0.020          14,423  Accrued payroll converted to common stock
Accrued payroll-
employee, related party       1,406,249           0.020          14,062  Accrued payroll converted to common stock
Accrued payroll-
employee, non-related
party                           761,839           0.005           3,619  Agreed upon accrued payroll settlement
Loan guarantee-
President/CEO                 5,600,000           0.005          29,750  Guarantee of debt for common stock
Loan guarantee-
COO/CFO                         350,000           0.005           1,750  Guarantee of debt for common stock
Notes payable and
accrued interest              1,984,048           0.015          30,158  No gain or loss is realized
-----------------------  --------------  --------------  --------------  ---------------------------------------------
Total                        48,582,905                  $      314,050  $   180,202


CONVERSION OF PREFERRED STOCK INTO COMMON STOCK

During the third quarter, a former preferred shareholder converted 14 shares of Class B Preferred Stock into 560 shares of Common Stock.

During the third quarter, another former preferred shareholder converted 6500 shares of Class B Preferred Stock into 260,000 shares of Common Stock.

CLASS E PREFERRED STOCK DIVIDENDS

The dividends accrue at the rate of $400 per share per quarter. Pursuant to the provisions of the Class E Preferred Stock Declaration, shares of common stock, based on the average closing price for the shares during the last 20 trading days before the dividends were due, can be paid in lieu of cash.


During the fourth quarter of 2005, quarterly dividends accrued on its Class E Preferred Stock at the rate of $400 per share, per quarter, for a total of $39,800 accrued for the fourth quarter of 2005. During December of 2005, 9,315,508 shares were issued to settle $119,400 of dividends due for the first, second, and third quarters of 2005.

CLASS F PREFERRED STOCK

As part of the AdValiant acquisition, a new class of Voting Preferred, Class F, was created to provide appropriate voting power to the holders of the AdValiant Exchangeable shares. When AdValiant was sold back to its original owners, all Class F shares were surrendered for cancellation and were cancelled. The class itself will be abolished during 2006.

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

                      DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005


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

                       Number
                         of      Value      Value
                       Shares     Per       of the
Transaction            Issued    Share    Transaction
Settlement with
former employee            10    $2,125      $21,250   $122,710 gain is realized
                                                       to Litigation Settlement

Accrued                     2    10,000       20,000   No gain or loss is
payroll-employee       ------                -------   realized

Total                      12                $41,250   $122,710

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

               Number of
                Common     Value       Value
                Shares      Per       of the
Transaction     Issued     Share    Transaction   Classification
-----------     -------    ------   ------------  --------------------------
                                                  Expense included in operating
Consulting      500,000    $0.061   $     30,500  income

                      DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005


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

At December 31, 2004, the Company had one stock based compensation plan, which is described below. The Company accounts for the fair value of its grants under this plan in accordance with FASB 123 and FASB 148. The Compensation cost that has been charged against income for this plan is $1,764 for 2004.

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

A summary of the status of the Company's stock option plans as of December 31, 2004 and 2003 and changes during the years ending on those dates is presented below:

Stock options activity for 2005 and 2004 at December 31st is as follows:


Options Outstanding, January 1, 2004         1,737,448       $    0.180

Options Granted                              1,925,000       $    0.036
Options Forfeited                             (199,948)      $    0.443
Options Expired                                      0            0
Options Exercised                                    0            0
                                                             ----------
Options outstanding, December 31, 2004       3,462,540       $    0.121
                                                             ==========

                      DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

----------------------------------------------     ----------      ----------
Options Granted                                       100,000      $    0.012
----------------------------------------------     ----------      ----------
Options Forfeited                                           0           0.00
----------------------------------------------     ----------      ----------
Options Expired                                      (648,235)     $    0.001
----------------------------------------------     ----------      ----------
Options Exercised                                           0           0.00
----------------------------------------------     ----------      ----------
Options Outstanding, December 31, 2005              2,914,035      $    0.001
----------------------------------------------     ----------      ----------


Stock options outstanding and exercisable at December 31, 2004 are as follows

                    Options Outstanding               Options Exercisable
                --------------------------  ----------------------------------------
                               Weighted      Weighted                     Weighted
    Range                       Average       Average                     Average
 of Exercise       Shares      Exercise      Remaining      Shares        Exercise
    Price       Outstanding      Price          Life      Outstanding       Price
                ------------  ------------  ------------  ------------  ------------
$3.00 to $4.00        19,800  $      3.120          8.00        15,400  $      3.120
$0.17 to $0.25     1,592,700  $      0.174          9.00     1,061,798  $      0.175
$.036 to $0.05     1,850,040  $      0.037         10.00       583,333  $      0.037
                ------------  ------------  ------------  ------------  ------------
                   3,462,540  $      0.154          9.34     1,660,531  $      0.154
                ============  ============  ============  ============  ============



NOTE 13 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company has entered into five lease obligations for office space along with a corporate apartment in New York City. The offices are located in California, Florida, and New York.

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


New York

The New York lease was executed on June 8, 2004. The term of the lease is from June 1, 2004 through May 31, 2007.

                      DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005


The corporate apartment in New York City lease was renewed on January 1, 2005. The term of the lease is from January 1, 2005 through December 31, 2007. See Note #16

Future minimum lease commitments under all long-term operating leases as of December 31, 2005 are approximately as follows:


      2006      285,397
      2007      183,397
      2008       20,992
                --------

Total           $489,786
                ========

Rent expense amounted to $347,827 and $364,336 for the years ended December 31, 2005 and 2004, respectively.

EMPLOYMENT CONTRACTS

The Company had employment contracts with four employees during 2005.

Executive employment contracts at December 31, 2005.
                                                      Annual
Position                                          Compensation
President and C.E.O                               $    250,000
C.O.O. and C.F.O.                                 $    150,000
Administrative Head of Healthcare Dialog          $    150,000
Corporate Secretary                               $     66,000

The employment contracts for the President and C.E.O, C.O.O. and C.F.O., and the Administrative Head of Healthcare Dialog are for one year, with initial term ending December 31, 2005, extendable for successive one term, unless terminated at the end of the term by either party upon ninety days written notice to the other party. Annual increases at the first of each year shall be at least the percentage of the prior year's C.P.I. If for any reason, the employee is not paid the employee's base salary for the year, the difference between the base salary and the amount paid shall be paid to the employee prior to payment of any year-end bonus to any other employee. Employee shall be entitled to not less than five (5) weeks paid vacation for each full calendar year prorated for any partial year. Employee shall accrue earned and unused vacation. Employee shall receive all benefits and fringes made available to other employees and officers of the Company including pension, medical, dental, life, and disability insurance and other similar plans. Employee and spouse shall receive these benefits fully paid by the Company. Health insurance for the employee and family will be provided by the Company. Health club memberships for the employee will be paid for by the company. Life insurance at a cost of at least $1,000 per month will be paid by the Company. Long and short term disability insurance for the employee will be paid by the Company. The employee is entitled to a monthly automobile allowance of $1,500 per month.

The employment agreement with the Corporate Secretary is effective June 1, 2005 to May 31, 2006. It does not contain a renewal clause. If for any reason, the employee is not paid the employee's base salary for the year, the difference between the base salary and the amount paid shall be paid to the employee prior to payment of any year-end bonus to any other employee. Health insurance for the employee is paid by the Company. Employee shall accrue earned and unused vacation. Employee shall receive all benefits and fringes made available to him from time to time by the Company's President. The employee shall receive $200 per month towards his cellular phone bill.

                      DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

NOTE 14- INCOME TAXES

As of December 31, 2005, the Company had federal and state net operating losses of approximately $11, 110, and 000 that are subject to annual limitations through 2025. The losses are available to offset future taxable income.


The temporary differences that give rise to deferred tax asset and liability at December 31, 2005 are as follows:

Deferred tax asset
Net operating losses          $ 4,306,000
Less valuation allowance       (4,306,000)
                              ------------

Net deferred tax asset        $         0
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

The effective tax rate for the periods ended December 31, 2005 and 2004 are as follows:

U.S. statutory tax rate          35%
State and local taxes             4
Less valuation reserve          (39)
                               ----

Effective tax rate                0
                               -===


NOTE 15 - SEGMENT DISCLOSURES

The Company's reportable operating segments are categorized in three components:
(1) Healthcare; which includes Healthcare Dialog, Inc., and IP2M, Inc., (2) Data; which includes Mail Mogul, Inc., and Data Dialog, Inc., (3) Corporate which is Dialog Group, Inc.

                      DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

HEALTHCARE

Healthcare Dialog designs, develops and distributes products and services that automate and streamline direct marketing and customer relationship management processes to the healthcare industry.

Revenues are generated by Strategic and Creative Services:
-------------------------------------------------------------------------------
o     direct mail campaigns
o     creation of sales representative training materials
o     creation and dissemination of patient and professional education materials
o     consumer advertising
o     creation and management of websites
o     to place internet advertising
o     for the  use of our healthcare database

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

      Revenues are generated from:
      ----------------------------
o     data from the Data Dialog master database

o "Digital Data" A product that automatically appends names and addresses to telephone numbers on inbound calls to telephone service centers.

o     direct mail campaigns


CORPORATE
This is comprised of general and administrative functions and related expenses. These costs are retained at corporate and are not allocated to the business segments.

                      DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005


SIGNIFICANT CUSTOMERS

Two customers in the Healthcare segment accounted for approximately 40% of the Company's consolidated revenues for 2005, while one customer in the Healthcare segment accounted for approximately 25% of the consolidated revenues for 2004. No customer in the Data segment accounted for more than 2% of the consolidated revenues of the Company in either 2005 or in 2004.

Management is not aware of any known trends, uncertainties, or circumstances that are reasonably likely to have material effect on composition or percentages of significant customers.


      Twelve months ended December 31, 2005


      Consolidated

                                                                     Online
                                  Corporate     Communication       Services           Data            Total
                               --------------   --------------   --------------   --------------   --------------
REVENUE                        $            0   $    1,630,246   $    2,325,710   $    2,766,746   $    6,722,703

COST OF SALES                               0          987,965        1,287,075          829,437        3,104,476
                               --------------   --------------   --------------   --------------   --------------

GROSS  PROFIT                               0          642,281        1,038,636        1,937,310        3,618,226

OPERATING EXPENSES:

Selling, General and
  Administration Expenses           1,731,679          439,057          822,220        2,274,164        5,267,121
                               --------------   --------------   --------------   --------------   --------------

TOTAL OPERATING EXPENSE             1,731,679          439,057          822,220        2,274,164        5,267,121
                               --------------   --------------   --------------   --------------   --------------


INCOME (LOSS) FROM OPERATIONS      (1,731,679)         203,224          216,415         (336,855)      (1,648,894)


Other Income(Expenses)
Interest income                             0                0                0                0                0
Interest expense                     (179,410)         (84,690)          (1,000)          (9,554)        (274,654)
Other (expense)                        (1,409)               0                0           (7,407)          (8,816)
Other income                                0                0                0                0                0
Settlement adjustment                  53,960           23,776           37,405           18,962          134,103
                               --------------   --------------   --------------   --------------   --------------

Total other income(expenses)         (126,859)         (60,914)          36,405            2,001         (149,367)
                               --------------   --------------   --------------   --------------   --------------

Income/(Loss) Before Inactive
  and Discontinued Operations      (1,858,538)         142,310          252,820         (334,854)       1,798,262
                               --------------   --------------   --------------   --------------   --------------

Inactive Operations                         0             (290)               0                0             (290)
Discontinued operations               369,714                0         (489,829                0         (120,115)
                               --------------   --------------   --------------   --------------   --------------


Net Income/(Loss)              ($   1,488,824)  $      142,020   ($     237,008)  ($     334,854)  ($   1,918,666)
                               ==============   ==============   ==============   ==============   ==============


Total Net Assets               $      624,432   $      172,861   $      539,770   $       87,666   $      884,959
                               ==============   ==============   ==============   ==============   ==============

Gross Fixed and Other Assets   $    1,153,345   $            0   $            0   $       43,666   $    1,197,012
                               ==============   ==============   ==============   ==============   ==============
Accumulated Depreciation and
Amortization                   $      767,459   $            0   $            0   $       26,494   $      793,953
                               ==============   ==============   ==============   ==============   ==============
Depreciation and Amortization
Expense                        $      327,765   $            0   $            0   $       82,759   $      410,524
                               ==============   ==============   ==============   ==============   ==============

                      DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005


      Twelve months ended December 31, 2004

                                                                                               Consolidated
                                             Corporate        Healthcare          Data            Totals
                                           --------------   --------------   --------------   --------------
REVENUE                                    $            0   $    3,730,565   $    4,173,883   $    7,904,448

COST OF SALES                                           0        1,644,886        1,739,730        3,384,616
                                           --------------   --------------   --------------   --------------

GROSS PROFIT                                            0        2,085,679        2,434,153        4,519,832

OPERATING EXPENSES:

Selling, General and
  Administrative Expenses                       2,055,073          757,157        2,392,894        5,205,124
                                           --------------   --------------   --------------   --------------

TOTAL OPERATING EXPENSE                         2,055,073          757,157        2,392,894        5,205,124
                                           --------------   --------------   --------------   --------------

INCOME (LOSS) FROM OPERATIONS                  (2,055,073)       1,328,522           41,259         (685,292)

Other Income (Expenses):
Interest Income                                         0                0                0                0
Interest expenses                                 (32,311)         (39,628)         (18,080)         (90,019)
Other income (expense)                             (2,704)           1,201            1,300             (203)
Settlement adjustment                             122,710          122,710
Total other income (expenses)                      87,695          (38,427)         (16,780)          32,488
                                           --------------   --------------   --------------   --------------

Income/(Loss) from
  continuing operations                        (1,967,378)       1,290,095           24,479         (652,804)

Inactive operations                              (542,978)         553,372                0           10,394
Discontinued Operations                          (650,732)           7,718                0       (643,,014)
                                           --------------   --------------   --------------   --------------

Net Profit/(Loss)                          $    3,161,088)  $    1,851,185   $       24,479   ($   1,285,424)
                                           ==============   ==============   ==============   ==============

Total Net Assets                           $      748,888   $      512,137   $      293,531   $    1,554,556
                                           ==============   ==============   ==============   ==============
Gross Fixed and Other Assets               $      974,441   $            0          217,494   $    1,191,935
                                           ==============   ==============   ==============   ==============
Accumulated Depreciation and Amortization  $      438,759   $            0   $       88,005   $      526,764
                                           ==============   ==============   ==============   ==============
Depreciation and Amortization Expense      $      280,534   $            0   $       16,827   $      297,361
                                           ==============   ==============   ==============   ==============

                      DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

NOTE16 - RELATED PARTY TRANSACTIONS

CONVERTIBLE NOTES DUE TO RELATED PARTIES

During 2005, the Company's issued additional Convertible Notes of $100,000. The notes all bear interest at the rate of five (5%) percent per annum. They mature on May 31, 2006. The holders of the notes can convert them into Company common stock at a price of $0.06 per share. After the Company's shares close over $0.12 per share for twenty trading days, the Company can compel the holders to convert their notes and all accrued interest into shares of common stock at the conversion price.


By the end of the last fiscal year, the Company had issued notes with an aggregate of $1,349,045 in initial principal amount. At the time the notes were issued, the Company issued warrants granting the holders the right to purchase an aggregate of 3,140,225 shares at a price of $0.075.


Convertible Notes in the aggregate amount of $118,045 were issued $218,045 to four employees for unpaid wages at December 31, 2004. An additional Convertible Note for $100,000 was issued to one of the four employees.

Pearl Street Holdings has convertible notes which consist of 1,105,000 $510,000 and $595,000. The $595,000 notes were taken over from a non-related party during 2005.


DUE TO OFFICER

In December 2005, an officer, including a member of board of $50,000 directors provided approximately $50,000 directly to the Company to help in the financing of other loans.


Total loans and notes payable                                       $ 1,373,045

Less: Current maturities                                            $  (118,045)
                                                                    -----------

Long Term Debt                                                      $ 1,255,000
                                                                    ===========

                      DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

CONVERSION OF ACCRUED SALARIES AND VACATION TO RELATED PARTIE

During the quarter ending March 31, 2005, certain employees of Dialog Group and its subsidiaries agreed to settle the remaining parts of their claims for common stock They are Peter DeCrescenzo ($24,038 forgiven, 2,403,846 shares), Vincent DeCrescenzo, Sr. ($14,423 forgiven, 1,442,308 shares), and Thomas DeCrescenzo ($14,062 forgiven, 1,406,249 shares). At year end Peter DeCrescenzo converted salary payable to him for $100,000 for 15,384,615 shares of common stock.

RENT TO RELATED PARTIES

The Company leases an apartment from January 1, 2005 through December 31, 2007 from a company controlled by the President and C.E.O. along with the C.O.O. and C.F.O. of its shareholders and executives. Rent expense paid to these related parties amounted to $24,000 for twelve months ended December 31, 2005.


NOTE 17 -LITIGATION

SUPPLIERS

In January of 2006 Dialog Group, Inc. promises to pay to the order of Acxiom, the sum of Ninety t 0 0 Thousand Dollars ($90,000.00), be paid over the following period: $5,000 was due on March 15, 2006; $5,000 due on April 15, 2006; $4,000 due on May 15, 2006; $2,000 due on June 15, 2006 and another $2,000 due on the 15th of the next 37 months. This was in settlement of a claim by Acxiom against Dialog Group for an amount in excess of $1MM.

In January of 2006 CBS Market Watch had an attorney contact Healthcare Dialog concerning a claim for an amount they state is $45,510 for content contracted for by Healthcare Dialog. Healthcare Dialog is disputing the amount of the claim and is attempting to work out a settlement with CBS Market Watch at this time.


      On March 29th, 2004 Direct Mail Quotes, LLC received a copy of a petition filed by a supplier Label Source in the District Court of Dallas County, Texas claiming Mail Mogul owes Label Source $122,314. Mail Mogul agreed to settle the dispute for $121,037. At December 31, 2004, $87,314 remained to be paid. $55,119

                      DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005


      In June of 2004 Collins Ink Corporation filed a complaint against Mail Mogul in the Common Pleas Court of the State of Ohio, Warren County. The complaint was for printing supplies and attorney's fees. The Company has filed an answer and agreed to settle the claim for $90,000. As of December 31, 2004 the balance remaining was $43,109. $33,109

      In April 2004 USA Direct obtained a default judgment for $39,025 against Dialog Group in the Common Pleas Court of the State of Pennsylvania, York County. The Company has agreed to settle the claim for $20,000. As of December 31, 2005 the balance remaining was $15,000.00.