Form 10KSB/A
period 2005-12-31
DIALOG GROUP INC
filed 2006-04-18
CIK 1051059

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                              REPORT ON FORM 10-KSB

                                Amendment No. 1


(Mark one)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the year ended December 31, 2005.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______ to ______.

                              Commission File No. 000-30294
                                                  ---------


                              DIALOG GROUP, INC.
                              ------------------
                (Name of Small Business Issuer in its Charter)


             Delaware                                87-0394290
             --------                                ----------
  (State or Other Jurisdiction of      (I.R.S. Employer Identification Number)
   Incorporation or Organization)


Twelfth Floor, 257 Park Avenue South, New York, NY                 10010
---------------------------------------------------                -----
  (Address of Principal Executive Offices)                      (Zip Code)


212.254.1917
----------------------------
(Issuer's Telephone Number)

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

      As of the end of the second quarter of 2005, Dialog Group acquired control of AdValiant Inc. a Canadian based company. The exact financial terms of the transaction are set forth on a Form 8-K filed with the Commission on July 5th, 2005 and the amendment filed on July 11th on a Form 8-K filed on August 12, 2005. In December of 2005 AdValiant was sold back to the original owners in that the revenues and margins were below projections.

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

-----------------------------------------------------------------------
                                              High Bid       Low Bid
-----------------------------------------------------------------------
2006
  First Quarter                              $0.008         $0.004
    Second Quarter (through April 17, 2006)  $0.007         $0.004
-----------------------------------------------------------------------
2005
    First Quarter                            $0.10          $0.01
    Second Quarter                           $0.022         $0.0081
    Third Quarter                            $0.014         $0.009
    Fourth Quarter                           $0.017         $0.0065
-----------------------------------------------------------------------
2004
    First Quarter                            $0.12          $ 0.01
    Second Quarter                           $ 0.085        $ 0.01
    Third Quarter                            $ 0.155        $ 0.03
    Fourth Quarter                           $ 0.11         $ 0.033
-----------------------------------------------------------------------


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
      ---------------------------------------------------------------------

      Revenues for the year ended December 31, 2005 were $6,723,000 compared with 7,904,000 for the year ended December 31, 2004. This represents a decline of $1,182,000 or 15%. Three factors account for the decline in Revenues for the year. The company's Mail Mogul, Inc. subsidiary's Revenue was off from a year ago as a result of the former owner and a manager of Mail Mogul starting a competitive business once the former owners non-compete expired. These individuals hired away most of the Mail Mogul sale force. The data portion of the company's business for the twelve months ending December 31, 2005 nonetheless made up a greater percentage of the total DGI Revenue than at the end of the prior twelve months. Data Revenue will be discussed in detail when the figures of the Data Segment are discussed and analyzed

      Revenue in the company's Healthcare Dialog, Inc. was off for the twelve months ending December 31, 2005 from the same period a year ago as the result of a major pharmaceutical client scaling back on a program that was in its fifth year. The Healthcare Dialog revenue results' will be discussed in detail when the Communication Segments' figures are discussed and analyzed.

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

      Costs of Revenues for the year ended December 31, 2005 were $3,150,000 just under 47% of sales, compared with $3,385,000 or approximately 43% of sales in the year ended December 31, 2004. One issue worth noting is the high Cost of Revenue of the affiliate program offered through the AdValiant business. This high Cost of Revenue operation had a negative impact on the overall Cost of Revenue for the Dialog Group consolidated figure. Each company's Cost of Revenue will be discussed in detail when the figures of the individual companies are discussed and analyzed

Operating Expenses for the year ended December 31, 2005 was $5,221,000 compared with $5,206,000 for the same period ended December 31, 2004. While each company's expenses will be discussed in detail when the figures of the individual companies are discussed and analyzed the company-incurred expense to develop and market the AdValiant affiliate business. While DGI owned AdValiant for only a portion of 2005 it continued to incur expenses until the original owners purchased AdValiant back in December of 2005. In addition DGI experienced a $60,000 more in depreciation in 2005 than it did in 2004.

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

      Net Other Income/(Loss) was ($149,000) for the period ending December 31,2005 compared with $32,000 for the year ended December 31, 2004. Income from litigation settlement in 2005 was $134,000. Interest expense for 2005 was $275,000 up $185,000 from the 2004 interest expense of $90,000. The interest on note payable related parties amounted to approximately $59,000, interest expense paid to Pearl Street and the cancellation of the Griffin note amounted to approximately $67,000, and the interest on the line of credit was approximately $48,000. The other interest amount to other various finance charges.

      The Net Loss before inactive and discontinued operations was $1,798,000 for the year ended December 31, 2005 compared with $653,000 in the year ended December 31, 2004.

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

       Data Segment:

       -------------------------------------------------------------------
       Income Statement Item     Fiscal Year 2005       Fiscal Year 2004
       ---------------------     ----------------       ----------------
       -------------------------------------------------------------------
       Revenue                         $2,767,000       $4,174,000
       -------------------------------------------------------------------
       Cost of Revenue                   $829,000        1,740,000
       -------------------------------------------------------------------
       Operating Expenses              $2,274,000        2,393,000
       -------------------------------------------------------------------
       Result of Operations             ($336,000)          41,000
       -------------------------------------------------------------------
       Net Other Income                    $2,000          (17,000)
       -------------------------------------------------------------------
       Net Result                       ($334,000)         $24,000
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

      The Operating Expenses for the Data Segment during the year of 2005 were 2,274,000 down from the $2,393,000 figure of 2004. The reduction was $119,000 year over year.

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

Item 13.  Exhibits

  Exhibit
  Number     Description                                                                 Page
  ------     ----------------------------------------------------------------------      ----
     2.1     Third Amended Plan of  Reorganization - Incorporated by reference from      X
             Report on Form 8-K filed on October 12, 2001
  ------     ----------------------------------------------------------------------      ----
     2.2     Amendment  dated  February 27, 2003 to an Agreement  for Merger by and      X
             among IMX  Pharmaceuticals,  Inc.,  a Utah  corporation  ("IMX")  (for itself and for Dialog  Group,  Inc.,  its  successor  by merger),  HCD
             Acquisition,   Inc.  ("HCD  Acquisition"),   a  Delaware  corporation,
             Healthcare Dialog,  Inc., a Delaware corporation ("HCD"), and Peter V.
             DeCrescenzo,  Vincent DeCrescenzo,  Sr., and Cindy Lanzendoen, each an individual,  (collectively,  the  "Shareholders")  and Cater  Barnard, plc, an a corporation  of England and Wales ("CB") -  Incorporated  by reference from Report on Form 8-K filed on March 15, 2003
  ------     ----------------------------------------------------------------------      ----
     2.3     Agreement  for Merger  dated  February  24, 2003 among  Dialog  Group,      X
             Inc.,  a  Delaware   corporation   ("DGI"),   IP2M  Acquisition  Corp.
             ("Acquisition"),  a  Delaware  corporation,  IP2M,  Inc.,  a  Delaware corporation  ("IP2M"),  and Robin Smith,  William  Donovan,  Five Don,
             Ltd. (a/k/a 5 Don Ltd.),  Cameron Bevis,  and Art Sadin - Incorporated
             by reference from Report on Form 8-K filed on March 15, 2003
  ------     ----------------------------------------------------------------------      ----
  3(i).1     Amended and  Restated  Articles of  Incorporation  -  Incorporated  by      X
             reference from Interim Report on Form 8-K filed on March 14, 2003
  ------     ----------------------------------------------------------------------      ----
  3(i).2     Certificate   of   Designation   of  Class  C-1   Preferred   Stock  -      X
             Incorporated  by  reference  from the initial  filing of  registration statement file number 333-106490
  ------     ----------------------------------------------------------------------      ----
  3(i).3     Certificate   of   Designation   of  Class  C-2   Preferred   Stock  -      X
             Incorporated  by  reference  from the initial  filing of  registration statement file number 333-106490
  ------     ----------------------------------------------------------------------      ----
  3(i).4     Certificate   of   Designation   of  Class  C-3   Preferred   Stock  -      X
             Incorporated  by  reference  from the initial  filing of  registration statement file number 333-106490
  ------     ----------------------------------------------------------------------      ----
  3(i).5     Certificate of Cancellation of Class C and Class D Preferred                X
             Stock - Incorporated by reference from the initial filing of registration statement file number 333-106490
  ------     ----------------------------------------------------------------------      ----
  3(i).6     Certificate of Amendment for Increased Shares - Incorporated by             X
             reference from the initial filing of registration statement file number 333-106490
  ------     ----------------------------------------------------------------------      ----
  3(i).7     Certificate of Designation of Class E Preferred Stock                       X
             Incorporated by reference from Amendment No.1 to Annual Report on Form 10-KSB filed on October 3, 2005.

  ------     ----------------------------------------------------------------------      ----
  3(i).8     Certificate of Elimination of Classes C-1, C-1, and C-3 Preferred           X
             Stock Incorporated by reference from Amendment No.1 to Annual
             Report on Form 10-KSB filed on October 3, 2005.
  ------     ----------------------------------------------------------------------      ----
  3(i).9     Certificate of Amendment for Increased Shares Incorporated by               X
             reference from Amendment No.1 to Annual Report on Form 10-KSB filed on October 3, 2005.
  ------     ----------------------------------------------------------------------      ----
 3(ii).1     By-laws - Incorporated by reference from Interim Report on Form             X
             8-K filed on March 14, 2003
  ------     ----------------------------------------------------------------------      ----
     4.1     Instruments defining the rights of security holders -                       X
             Incorporated by reference from Exhibit 3(i).1 through Exhibit
             3(i).10.
  ------     ----------------------------------------------------------------------      ----
    4.2      Convertible Debenture - Incorporated by reference from the                  X
             Current Report on Form 8-K filed March 27, 2006.
  ------     ----------------------------------------------------------------------      ----
     4.3     Warrant -  Incorporated  by reference  from the Current Report on Form      X
             8-K filed March 27, 2006.
  ------     ----------------------------------------------------------------------      ----
      10     Material contracts
  ------     ----------------------------------------------------------------------      ----
    10.1     Employment   Agreement  for  Peter  V.  DeCrescenzo   Incorporated  by      X
             reference  from the Annual  Report on Form  10-KSB  filed on April 14,
             2003
  ------     ----------------------------------------------------------------------      ----
    10.2     Employment   Agreement  for  Vincent   DeCrescenzo   Incorporated   by      X
             reference  from the Annual  Report on Form  10-KSB  filed on April 14,
             2003
  ------     ----------------------------------------------------------------------      ----
    10.3     Employment  Agreement for Cindy  Lanzendoen  Incorporated by reference      X
             from the Annual Report on Form 10-KSB filed on April 14, 2003
  ------     ----------------------------------------------------------------------      ----
    10.5     2002 Stock Option Plan, as amended-  Incorporated  by reference  from       X
             the initial filing of registration statement file number 333-106490
  ------     ----------------------------------------------------------------------      ----
    10.6     Amendment  to   Employment   Agreement   for  Peter  V.   DeCrescenzo.      X
             Incorporated  by reference  from  Amendment  No.1 to Annual  Report on
             Form 10-KSB filed on October 3, 2005.
  ------     ----------------------------------------------------------------------      ----
    10.7     Amendment  to  Employment  Agreement  for  Vincent  DeCrescenzo,   Sr.      X
             Incorporated  by reference  from  Amendment  No.1 to Annual  Report on
             Form 10-KSB filed on October 3, 2005.
  ------     ----------------------------------------------------------------------      ----
    10.8     Guarantee Agreement with Peter DeCrescenzo Incorporated by                  X
             reference from Amendment No.1 to Annual Report on Form 10-KSB filed on October 3, 2005.
  ------     ----------------------------------------------------------------------      ----
    10.9     Guarantee Agreement with Vincent DeCrescenzo Incorporated by                X
             reference from Amendment No.1 to Annual Report on Form 10-KSB filed on October 3, 2005.
  ------     ----------------------------------------------------------------------      ----
    21.1     Subsidiaries of the registrant                                              46
  ------     ----------------------------------------------------------------------      ----

  ------     ----------------------------------------------------------------------      ----
   31(i)     302 Certification of Chief Executive Officer                                47
  ------     ----------------------------------------------------------------------      ----
  31(ii)     302 Certification of Chief Financial Officer                                49
  ------     ----------------------------------------------------------------------      ----
   32(i)     906 Certification of Chief Executive Officer                                51
  ------     ----------------------------------------------------------------------      ----
  32(ii)     906 Certification of Chief Financial Officer                                51
  ------     ----------------------------------------------------------------------      ----

                        PART F/S - Financial Statements

-----------------------------------------------------------------------
                     DIALOG GROUP INC. FINANCIAL STATEMENTS

                                TABLE OF CONTENTS
-----------------------------------------------------------------------
                                                           Page
-----------------------------------------------------------------------
Independent Auditors' Report                               F-1
-----------------------------------------------------------------------
Consolidated Balance Sheet                                 F-2
-----------------------------------------------------------------------
Consolidated Statements of Operations and                  F-3
Comprehensive Loss
-----------------------------------------------------------------------
Consolidated Statements of Stockholders'                   F-4
Deficiencies
-----------------------------------------------------------------------
Consolidated Statements of Cash Flows                      F-5
-----------------------------------------------------------------------
Notes to Consolidated Financial Statements             F-6 to F-33
-----------------------------------------------------------------------

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DIALOG GROUP, INC.
Date: April 17, 2006

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

Signature                                     Title                 Date
---------                                     -----                 ----

     /s/ Peter V. DeCrescenzo         Chief Executive Officer   April 17, 2006
-------------------------------
Peter V. DeCrescenzo

    /s/  Vincent DeCrescenzo              Chief Financial       April 17, 2006
-------------------------------        and Accounting Officer
Vincent DeCrescenzo

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
BASIC AND DILUTED                                                          =============     =============

                       DIALOG GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                      FOR THE YEAR ENDED DECEMBER 31, 2005

                                                                  CLASS B                 CLASS E
                                                             PREFERRED STOCK (B)      PREFERRED STOCK (E)       COMMON STOCK
                                                           SHARES       AMOUNT      SHARES        AMOUNT     SHARES        AMOUNT
Balance at 12/31/03                                       322,158         322        87.0            0     85,812,911      85,813
- -------------------
Shares issued for cash                                                                3.5            0
Shares converted from IMX to DGI                                                                               41,715          42
Conversion of preferred stock to common                    (9,786)         (9)                                391,721         365
Conversion of accrued settlment to preferred stock                                   10.0
Conversion of accrued payroll to preferred stock                                      2.0            0
Conversion of accrued payroll  and
accounts payable to common stock                                                                           16,528,965      16,556
Conversion of notes payable and accrued
interest to common stock                                                                                    4,115,178       4,115
Shares issued in lieu of director compensation                                                              2,000,000       2,000
Cashless exercise of options                                                                                  500,000         500
Exercise of options                                                                                         3,333,333       3,333
Reserve for collection on payment of options
Stock options issued for services
Issuance of stock options
Warrants attached to notes payable issued
Outside services cost of new equities
Cancellation of preferred shares                                                     (3.0)
Dividends                                                                                                   3,948,460       3,948
Net Income/(Loss)
Balance at December 31, 2004                              312,372         313        99.5            0    116,672,283     116,673
                                                          =======     =======     =======     ========    ===========    ========

                                                          ADDITIONAL
                                                            PAID-IN      ACCUMULATED
                                                            CAPITAL        DEFICIT           TOTAL
Balance at 12/31/03                                      5,370,879      (7,617,683)     (2,160,669)
- -------------------
Shares issued for cash                                      35,000                          35,000
Shares converted from IMX to DGI                               (42)                              0
Conversion of preferred stock to common                       (356)                              0
Conversion of accrued settlment to preferred stock          21,250                          21,250
Conversion of accrued payroll to preferred stock            20,000                          20,000
Conversion of accrued payroll  and
accounts payable to common stock                           317,502                         334,058
Conversion of notes payable and accrued
interest to common stock                                    79,555                          83,670
Shares issued in lieu of director compensation              38,000                          40,000
Cashless exercise of options                                  (500)                              0
Exercise of options                                        196,667                         200,000
Reserve for collection on payment of options              (132,500)                       (132,500)
Stock options issued for services                           30,000                          30,000
Issuance of stock options                                    1,764                           1,764
Warrants attached to notes payable issued                    9,096                           9,096
Outside services cost of new equities                       (1,675)                         (1,675)
Cancellation of preferred shares                           (30,000)                        (30,000)
Dividends                                                  176,052        (145,200)         34,800
Net Income/(Loss)                                                       (1,285,924)     (1,285,924)
Balance at December 31, 2004                             6,130,692      (9,048,807)     (2,801,129)
                                                         =========      ==========      ==========


                       DIALOG GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                      FOR THE YEAR ENDED DECEMBER 31, 2005


                                                         CLASS B                  CLASS E                 CLASS F
                                                    PREFERRED STOCK (B)      PREFERRED STOCK (E)     PREFERRED STOCK (E)
                                                    -------------------      -------------------     -------------------
                                                   SHARES        AMOUNT      SHARES      AMOUNT       SHARES    AMOUNT
                                                   ------        ------      ------      ------       ------    ------
Balance at December 31, 2004                       312,372          313        99.5          0
- ----------------------------
Prepaid compensation per this year
Outside services for new equities
Warrants from value convertible note issue
Stock options issued for services
Prepaid employee compensation
Conversion of accrued payroll to common stock
Conversion of accounts payable to common stock
Cancellation of warrants
Conversion of accrued payroll to common stock
Acquisition of AdValiant                                                                              400           0
Acquisition of AdValiant
Conversion of preferred stock to common stock       (6,514)          (7)
Conversion of note payable to common stock
Additional compensation for guarantee of debt
Cash sales of common stock
Class E dividends declared and 3 qtrs payment
Disposition of AdValiant                                                                             (400)         (0)
Net Income/(Loss)
Balance at December 31, 2005                       305,858          306        99.5          0          0           0
                                                  ========      =======     =========    =======     =======     ======

                                                                            ADDITIONAL                      OTHER
                                                                             PAID-IN        ACCUMULATED  COMPREHENSIVE
                                                      COMMON STOCK           CAPITAL          DEFICIT      INCOME(LOSS)   TOTAL
                                                  -------------------        -------        ---------      ------------   -----
                                                  SHARES        AMOUNT
                                                  ------        ------
Balance at December 31, 2004                    116,672,283      116,673      6,130,692     (9,048,807)               (2,801,129)
- ----------------------------
Prepaid compensation per this year                  350,000          350          3,150                                    3,500
Outside services for new equities                 4,841,013        4,841         27,995                                   32,836
Warrants from value convertible note issue                                          455                                      455
Stock options issued for services                                                 1,200                                    1,200
Prepaid employee compensation                    21,600,000       21,600         86,400                                  108,000
Conversion of accrued payroll to common stock     5,252,403        5,252         47,272                                   52,524
Conversion of accounts payable to common stock    2,750,000        2,750         11,000                                   13,750
Cancellation of warrants                                                         (3,663)                                  (3,663)
Conversion of accrued payroll to common stock    16,146,454       16,146         87,472                                  103,618
Acquisition of AdValiant                                                                                                       0
Acquisition of AdValiant                                          84,171        824,880        (23,288)         0        885,763
Conversion of preferred stock to common stock       260,560          261           (254)                                       0
Conversion of note payable to common stock        1,984,048        1,984         28,174                                   30,158
Additional compensation for guarantee of debt     1,175,000        1,175          8,075                                    9,250
Cash sales of common stock                       13,000,000       13,000        117,000                                  130,000
Class E dividends declared and 3 qtrs payment     9,315,508        9,316        110,084       (119,400)                       (0)
Disposition of AdValiant                                         (84,171)      (824,880)             0          0       (909,051)
Net Income/(Loss)                                                                           (1,918,666)                    8,666)
Balance at December 31, 2005                    193,347,269      193,348      6,655,052    (11,110,161)         0     (4,261,455)
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


ACCOUNTS RECEIVABLE

The Company conducts business and extends credit based on the evaluation of its customers' financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. Recoveries of accounts previously written off are recognized as income in the periods in which the recoveries are made. At December 31, 2005, the allowance for doubtful accounts is $269,124. Of this amount, $127,714 is related to the accounts receivable of the acquired company, AdValiant Inc. This amount is based upon Management's estimation of the collectiblity of the acquired accounts receivable, in particular, one client for approximately $100,000 is fully reserved for. $132,500 is related to an agreement and issuance of non-qualified stock options (see Note 6- Non-Trade Accounts Receivable) and the Company's collection efforts.

During the third quarter, the Company increased from $350,000 to $500,000 the line of credit it has with a commercial asset-backed lender. The term is two years beginning August 2005.It is secured by the Company's accounts receivables, equipment, and inventory.

FOREIGN CURRENCY TRANSLATION

AdValiant Inc. functional currency is the Canadian dollar, its local currency. Accordingly, the income statement accounts for the six month period ending December 30,2005, in which AdValiant Inc was a subsidiary of the company have been translated at the average exchange rate in effect at the end of during the six month period ending December 30. 2005. Translation gains and losses are included as a separate component of stockholders' equity (deficiency) as Foreign Currency Translation and included in Other Comprehensive Income in the income statement.


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


Databases

The databases consist of the one acquired from Healthcare Horizons and another acquired from Azimuth Target Marketing along with the costs of expanding the databases through the use of telephone surveys. As the databases, along with current telephone surveys, are generating revenue streams and are expected to do so in the future, no impairment is required. The databases are amortized over a three year period, while the telephone surveys are amortized over a five year period.

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

                      DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005


REPORTING PERIOD

The accompanying condensed consolidated financial statements for the twelve months ended December 31, 2005 depict the results of operations and cash flows of Dialog Group, Healthcare Dialog, Data Dialog and Mail Mogul for the twelve months ended December 31, 2005 and the six months period June 30, 2005 (date of the acquisition) through December 30, 2005 (date of the sale) and December 31, 2005 for AdValiant, Inc. and AdValiant USA, inc. respectively.

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
                                                                    ===========

Subsequent to the acquisition of AdValiant, Inc. the Company divided the AdValinat Inc. assets and liabilities and formed two subsidiaries, AdValiant USA, Inc. and AdValiant, Inc.

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
                                                 =================    =================


NOTE -3 DISPOSITION OF SUBSIDIARY

On December 30, 2005 the Company sold AdValiant Inc. back to its original owners. The original transaction provided that the owners of AdValiant, Inc. would have the right to receive up to approximately 336,685,584 shares of Dialog Group common stock if certain goals were met. AdValiant shares which were exchangeable for 252,514,188 of the shares of Dialog Group common stock remained in escrow until earned. The remaining AdValiant shares exchangeable for 84,171,396 shares of Dialog Group common stock were issued to Empire Media, a company controlled by a 50% owner of AdValiant, Inc. and two other individuals who each held 25% of ownership in AdValiant, Inc.

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
credit bears interest at prime plus 4% per annum plus on-going fees. It is secured by the Company's accounts receivables, equipment, inventory, and up to $150,000 of the debt is personally guaranteed by the President and C.E.O. of the Company and his spouse

A standby letter of credit has existed since September 2005
with Wachovia Bank. The purpose of this letter was to secure
Dialog's obligation to a provider. This amount was drawn on
the letter of intent
                                                                 23,102


                                                              ---------
Total loans and notes payable                                 $ 468,211

Less: Current maturities                                      $(468,211)
                                                              ---------

Long Term Debt                                                $       0
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

                      DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005


                             Number                           Value                        Loss
                               of            Value             of                         if any
                             Shares           Per              the                        on the
Transaction                  Issued          Share         Transaction                  Transaction
------------------------  --------------  --------------  --------------  ---------------------------------------------
Accounts payable              2,750,000  $        0.005  $       13,750  Settlement with accounts payable
Reduce contract-
President/CEO                10,000,000           0.005          50,000  Contract reduction converted for common stock
Reduce contract-COO/CFO       6,500,000           0.005          32,500  Contract reduction converted for common stock
Accrued payroll-
President/CEO                17,788,461           0.007         124,038  Accrued payroll converted to common stock
Accrued payroll-
COO/CFO                       1,442,308           0.020          14,423  Accrued payroll converted to common stock
Accrued payroll-
employee, related party       1,406,249           0.020          14,062  Accrued payroll converted to common stock
Accrued payroll-
employee, non-related
party                           761,839           0.005           3,619  Agreed upon accrued payroll settlement
Loan guarantee-
President/CEO                 5,600,000           0.005          29,750  Guarantee of debt for common stock
Loan guarantee-
COO/CFO                         350,000           0.005           1,750  Guarantee of debt for common stock
Notes payable and
accrued interest              1,984,048           0.015          30,158  No gain or loss is realized
------------------------  --------------  --------------  --------------  ---------------------------------------------
Total                        48,582,905                  $      314,050  $   180,202


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

               Number of
                Common     Value       Value
                Shares      Per       of the
Transaction     Issued     Share    Transaction   Classification
- -----------     -------    ------   ------------  --------------------------
                                                  Expense included in operating
Consulting      500,000    $0.061   $     30,500  income

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
                                                             ==========

                      DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

- ----------------------------------------------     ----------      ----------
Options Granted                                       100,000      $    0.012
- ----------------------------------------------     ----------      ----------
Options Forfeited                                           0           0.00
- ----------------------------------------------     ----------      ----------
Options Expired                                      (648,235)     $    0.001
- ----------------------------------------------     ----------      ----------
Options Exercised                                           0           0.00
- ----------------------------------------------     ----------      ----------
Options Outstanding, December 31, 2005              2,914,035      $    0.001
- ----------------------------------------------     ----------      ----------


Stock options outstanding and exercisable at December 31, 2004 are as follows

                    Options Outstanding               Options Exercisable
                --------------------------  ----------------------------------------
                               Weighted      Weighted                     Weighted
    Range                       Average       Average                     Average
 of Exercise       Shares      Exercise      Remaining      Shares        Exercise
    Price       Outstanding      Price          Life      Outstanding       Price
                ------------  ------------  ------------  ------------  ------------
$3.00 to $4.00        19,800  $      3.120          8.00        15,400  $      3.120
$0.17 to $0.25     1,592,700  $      0.174          9.00     1,061,798  $      0.175
$.036 to $0.05     1,850,040  $      0.037         10.00       583,333  $      0.037
                ------------  ------------  ------------  ------------  ------------
                   3,462,540  $      0.154          9.34     1,660,531  $      0.154
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

Revenues are generated by Strategic and Creative Services:
--------------------------------------------------------------------------------
o     direct mail campaigns
o     creation of sales representative training materials
o     creation and dissemination of patient and professional education materials
o     consumer advertising
o     creation and management of websites
o     to place internet advertising
o     for the  use of our healthcare database

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


Total loans and notes payable                                       $ 1,373,045

Less: Current maturities                                            $         0
                                                                    -----------

Long Term Debt                                                      $ 1,373,045
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


NOTE 18 - SUBSEQUENT EVENTS

      In the first quarter of 2006 Dialog Group sold its Mail Mogul Inc. subsidiary to an unrelated third party for a minimal consideration. After the sale, the Mail Mogul Request for Quote Product was sold by Mail Mogul to Dialog Group's Data Dialog Inc. in exchange for the amount Mail Mogul owed Data Dialog Inc.