Form 10QSB
period 2006-03-31
DIALOG GROUP INC
filed 2006-06-02
CIK 1051059

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

/X/ Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006.

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

At May 16, 2004 there were 198,482,755 shares of common stock, par value $.001 per share outstanding.

Transitional Small Business Disclosure Format (check one): Yes / / No /X/

                       DIALOG GROUP, INC. AND SUBSIDIARIES

                                      INDEX
 Page
Number
                         Part I - Financial Information

         Item 1            Financial Statements

F-1      Condensed Consolidated Balance Sheets as of March 31, 2006 (unaudited)

F-2      Condensed Consolidated Statements of Operations and
         Comprehensive Loss for the Three Months Ended March 31, 2006 (unaudited) and March 31, 2005 (unaudited)

F-3 Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 (unaudited) and March 31, 2005 (unaudited)

F- 4 to
F- 21    Notes to Condensed Consolidated Financial Statements (unaudited)

3 - 8    Item 2.  Management's Discussion and Analysis or Plan of Operation

9        Item 3. Controls and Procedures

                  Part II - Other Information

10       Item 1            Legal Proceedings

11       Item 2            Recent Unregistered Sales of Equity Securities
                           and Use of Proceeds

13       Item 6.           Exhibits

                       DIALOG GROUP, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                                    March 31,
                                                                      2006
                                                                      ----
                                                                   (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Accounts receivable (net)                                        $    444,003
  Prepaid expenses and other current assets                             158,246
                                                                   ------------

     Total current assets                                               602,249
                                                                   ------------

PROPERTY AND EQUIPMENT, NET                                              24,805
                                                                   ------------

OTHER ASSETS:
  Data Assets (Net)                                                     286,683
  Website (Net)                                                          34,773
  Security Deposits                                                      55,080
  Note Receivable (Net)                                                 111,164
                                                                   ------------

    Total other assets                                                  487,700
                                                                   ------------

TOTAL ASSETS                                                       $  1,114,754
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Bank overdraft                                                   $    154,456
  Accounts payable                                                    1,226,852
  Accrued expenses                                                    1,089,751
  Deferred revenue                                                      310,515
  Notes and Loans Payable                                               276,182
  Due to officer                                                         50,000
  Pearl Street Holdings Convertible Notes - Related Party             1,105,000
  Convertible Notes - Related Parties                                   244,045
  Other current liabilities                                             152,604
                                                                   ------------

     Total current liabilities                                        4,609,405
                                                                   ------------

LONG TERM DEBT
  Converible Debentures                                                 279,778
  Loans Payable - Commadore                                             340,389
                                                                   ------------

TOTAL LONG TERM DEBT                                                    620,167
                                                                   ------------

STOCKHOLDERS' DEFICIENCY

  Preferred stock, $.001 par value; 1,500,000 authorized
       Class B, 305,858 shares issued and outstanding
       Class E, 200 shares authorized,
       99.5 shares issued and outstanding                                   306
  Common stock, $.001 par value, 200,000,000 shares authorized;
      198,482,75 shares issued and outstanding                          198,483
  Additional paid-in-capital                                          6,556,294
  Accumulated deficit                                               (10,869,901)
                                                                   ------------

Total stockholders' deficiency                                       (4,114,818)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                     $  1,114,754
                                                                   ============

                       DIALOG GROUP, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                                   (Unaudited)

                                                                               2006             2005
                                                                          -------------    -------------
REVENUES                                                                  $     963,246    $   1,195,232

COST OF REVENUES                                                                309,377          468,428
                                                                          -------------    -------------

GROSS PROFIT                                                                    653,869          726,804

OPERATING EXPENSES
  Selling, general and administrative expenses                                  919,133        1,080,456
                                                                          -------------    -------------

LOSS FROM OPERATIONS                                                           (265,264)        (353,652)

OTHER INCOME (EXPENSES)
  Interest income                                                                 5,073               --
  Interest expense                                                              (73,473)         (41,894)
  Forgiveness of debt                                                                --            3,750
                                                                          -------------    -------------

            Net Other Income (Expenses)                                         (68,400)         (38,144)
                                                                          -------------    -------------

LOSS FROM CONTINUING OPERATIONS                                                (333,664)        (391,796)

INACTIVE & DISCONTINUED OPERATIONS
  Income from discontinued operations                                           287,067           59,946
                                                                          -------------    -------------
NET LOSS                                                                  $     (46,597)   $    (331,850)
                                                                          =============    =============

(LOSS) PER SHARE, BASIC AND DILUTED ON NET (LOSS)                         ($      0.001)   ($      0.002)
FROM CONTINUING OPERATIONS

(LOSS) PER SHARE ON DISCONTINUED OPERATIONS, BASIC AND DILUTED             $       0.001    $       0.000

NET(LOSS) PER SHARE, BASIC AND DILUTED                                     ($      0.000)   ($      0.002)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING,                        198,482,755      193,200,806
BASIC AND DILUTED

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDING MARCH 31, 2006 AND 2005

                                                                                                     2006            2005
                                                                                                 ------------    ------------
Cash Flows from Operating Activities:

        Net Loss form Continuing Operations                                                      $   (333,664)   $   (331,560)
        Gain/(Loss)from Inactive Operations                                                           287,067            (290)
                                                                                                 ------------    ------------
        Loss from Operations                                                                          (46,597)       (331,850)

         Adjustments to reconcile net loss
          to net cash used in operating activities of continuing operations:
          Gain on debt settlement                                                                          --          (3,750)
          Depreciation and amortization                                                                99,813          99,223
          Bad debt expense                                                                                 --           6,212
          Common stock, warrants and stock options issued for services                                     --          75,786

         Changes in operating assets and liabilities:
          (Increase) decrease in accounts receivable                                                  381,631        (229,348)
          (Increase) decrease in prepaid and other current assets                                      (9,894)       (140,019)
          (Increase) decrease in security deposits                                                         --           2,250
          Increase (decrease) in accounts payable and accrued expenses                               (533,721)        436,822
          Increase (decrease) in current liabilities - Due to related parties                              --         (62,011)
          Increase (decrease) in other current liabilities                                            (51,276)         41,698
          Increase (decrease) in deferred revenues                                                    (32,778)       (194,290)
                                                                                                 ------------    ------------
                                           Net Cash Used in Operating Activities                     (192,822)       (299,277)
                                                                                                 ------------    ------------

Cash Flows from Investing Activities of Continuing Operations:
          Purchase of property and equipment                                                            2,207          (1,662)
          Purchase of database                                                                             --         (95,703)
                                                                                                 ------------    ------------
                                           Net cash provided by (used in) Investing Activities          2,207         (97,365)
                                                                                                 ------------    ------------

Cash Flows from Financing Activities of Continuing Operations:
          Bank overdraft                                                                              (69,306)             --
          Short Term Borrowing, net                                                                   259,921         264,952
                                                                                                  ------------    ------------
                                            Net Cash Provided by Financing Activities                  190,615         264,952
                                                                                                  ------------    ------------


Increase (decrease) in cash                                                                                 --        (131,690)

Cash at Beginning of Period                                                                                 --         131,690
                                                                                                  ------------    ------------

Cash at Period End                                                                                $         --    $         --
                                                                                                  ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                                                                                                  ------------    ------------
          Interest Paid During the Period                                                         $     73,473    $     43,336
                                                                                                  ------------    ------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES:
        Conversion of Accounts Payable to Common Stock                                            $          0    $      7,500
                                                                                                  ------------    ------------
        Conversion of Accrued Expenses to Common Stock                                            $          0    $     52,524
                                                                                                  ------------    ------------

                       DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006


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

Further, on June 18, 2004, the Company increased the total number of shares of capital stock of authorized shares of $0.001 par value common stock available for issuance to 200,000,000 and the total number of authorized $0.001 par value preferred stock available for issuance to 1,500,000. In addition, on June 18, 2004, the Company eliminated its Class C preferred stock. In addition, on June 18, 2004 the terms of the Company's Class E preferred stock were restated. The number of shares of authorized Class E preferred stock is 200 shares. In the event of liquidation, dissolution or winding-up or sale of more than 50% of the voting securities of the Company, holders of the Class E preferred stock shall be entitled to Liquidation Rights equivalent to $10,000.00 per share plus any accumulated but unpaid dividends.

BUSINESS ACTIVITY

      Dialog Group, Inc. (DLGG) is a publicly traded corporation, headquartered at 257 Park Avenue South, Suite 1201, New York, New York 10010, with an administrative and sales office at 1571 Sawgrass Corporate Parkway, Suite 120 Sunrise, Florida, 33323. The company's two Segments, Data and Communications, provide a broad spectrum of proprietary and exclusive databases for healthcare, consumer and business-to-business market clients. The company also provides a combination of traditional customer relationship management support applications such as advertising and marketing services.

                       DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006


Description of the Segments

      Both of Dialog Group's Segments each currently market its product and service offerings through branded product lines. The Data Segment products are Data Dialog Marketing, Data Dialog Data Management and Adialogin. The Communications Segments are Healthcare Dialog Communications and MyMedCenter.

            Data Segment

      Data Dialog Marketing serves the direct marketing needs of small- and medium-sized businesses with systems and tools that generate business and consumer prospect leads, provide data services, and streamline the distribution of data. Data Dialog Marketing offers a host of data-related services, such as targeted marketing lists, lead generation, turnkey direct mail programs, and data cleansing to multiple market segments including insurance, financial planning, real estate, auto dealerships, printers, letter shops and other segments that are users of direct mail and prospect marketing. Data Dialog Marketing also offers a unique subscription-based product featuring limited selections of data specifically designed for the small business segment. The unit markets an online list creation tool, Data Dialog Select.

      Data Dialog Data Management serves the database needs of list brokers and managers marketing nearly 200 different lists created from both licensed and proprietary databases. Data Dialog Management provides access to these lists via its branded online platform; Access Dialog. Access Dialog in designed for use by both our internal sales force and list professionals and requires registration and training. It also promotes and markets list products via DataDialogDataManagement.com where list and marketing professionals can learn about its products and run counts and purchase list online after qualifying.

      Adialogin is a customer data integration product that automatically appends name and address information, as well as demographic, financial and lifestyle information, to telephone numbers on calls made by consumer and business customers to CTI Platforms. Adialogin initially marketed its products executively to call centers and Interactive Voice Response system users operating in-bound and blended call centers with 5 to 500 seats. Adialogin currently has contracts and sub-contracts with 27 businesses in this market segment and an additional 20 agreements with resellers which service this market. The real time format of this unit's products gives customers instant access to data, and speeds up their promotional efforts and improves customer service. In 2005 and the first quarter of 2006 Adialogin developed a web application for its technology which will be introduced during the second quarter of 2006.


Communications Segment

      Healthcare Dialog Communications delivers advertising, relationship marketing and communications services to the healthcare industry. Clients use its strategic and creative services to build comprehensive programs for healthcare professionals, consumers, and sales representatives. These include training materials development, patient and professional education materials distribution, and targeted direct mail and advertising campaigns. Clients rely on Healthcare Dialog Communications' interactive services to produce sophisticated promotional Web sites, educational Web sites, interactive training and educational CD-ROMs, Internet advertising, e-mail campaigns, and proprietary marketing programs.

      MyMedCenter platform provides, maintains, and delivers healthcare, beauty and pet content across a national network of 87 local affiliate TV and radio station Web sites. The content, which includes over 15,000 text articles, attracts over a million unique health information seekers per day to the broadcast stations' Web sites for a combined US household penetration of 75%. On these sites client public relations, promotional material, and educational material are blended into a seamless presentation for maximum viewer impact. To maintain repeat traffic, features are refreshed daily.

                       DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006


ACCOUNTS RECEIVABLE

The Company conducts business and extends credit based on the evaluation of its customers' financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. Recoveries of accounts previously written off are recognized as income in the periods in which the recoveries are made. At March 31, 2006, the allowance for doubtful accounts is $225,260. Of this amount, $78,501 is related to the accounts receivable of AdValiant USA. This amount is based upon Management's estimation of the collectiblity of the acquired accounts receivable. $132,500 is related to an agreement and issuance of non-qualified stock options (see Note 6-Non-Trade Accounts Receivable) and the Company's collection efforts.


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

                       DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006


CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash.

The Company maintains cash balances at one bank. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000. From time to time, the Company had cash in financial institutions in excess of federally insured limits.


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


Databases

The databases consist of the one acquired from Healthcare Horizons an other acquired from Azimuth Target Marketing along with the costs of expanding the databases through the use of telephone surveys. As the databases, are generating revenue streams and are expected to do so in the future, no impairment is required. The databases are amortized over a three-year period, while the telephone surveys are amortized over a five-year period.

Website

The Company accounts for website development and maintenance costs in accordance with the guidance of EITF 00-2 "Accounting for Website Development Costs" and Statement of Position 98-1 "Software Developed or Obtained for Internal Use". Costs incurred in the planning stage are expensed as incurred. Costs incurred in connection with the development stage are capitalized during the application development stage and amortized over a three-year period. Costs incurred during the post-implementation operation stage, and fees incurred for web hosting, are expensed as incurred.

                       DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006


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

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company incurred approximately $15,300 and $8,100 in advertising costs for the periods ended March 31, 2006 and 2005, respectively.

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

                       DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006


At the required effective date, all public entities that used the fair value method for either recognition or disclosure under Statement 123 are required to apply this statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro-forma disclosures. For the three months ended March 31, 2006 there were no new option issues and no previously issued options were vested.

COMPENSATED ABSENCES

The Company only accrues for compensated absences of employees with employment agreements with the Company that require the Company to provide for this benefit. Accordingly, the liability for such absences has been recorded in the accompanying consolidated financial statements.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company, Dialog Group, Inc., and its wholly-owned subsidiaries; Healthcare Dialog, Inc., Data Dialog, Inc. and AdValiant USA, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

REPORTING PERIOD

The accompanying condensed consolidated financial statements for the three months ended March 31, 2006 depict the results of operations and cash flows of Dialog Group, Healthcare Dialog, Data Dialog and AdValiant USA the three months ended March 31, 2006 and the three months ending March 31, 2005.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior year financial statements in order for them to be in conformity with the current year presentation.


NOTE -2     DISPOSITION OF SUBSIDIARY

      Sale of Mail Mogul

      On February 28, 2006 the Company sold the entire capital stock of its Mail Mogul, Inc. subsidiary which consisting of 1,000 shares of common stock to an unrelated third party. Mail Mogul results were reported in the Data Segment. The Mail Mogul business consisted of sales of data and supplies and the provision of business leads to the mail shop market. As part of its business, Mail Mogul operated the Direct Mail Quotes platform.

      As consideration of the sale of Mail Mogul released approximately $296,623 of the Company's and its subsidiaries' debt to Mail Mogul. The Company paid approximately $3,000 of expenses in connection with the sale. The Company enjoyed a gain on the sale of Mail Mogul of approximately $254,810.

                       DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006


      After the transaction, Mail Mogul's new owner remained in debt to one of the Company's subsidiaries, Data Dialog for about $319,100. In settlement of the debt, the new owner of Mail Mogul sold the Direct Mail Quotes platform to Data Dialog. As part of the transaction an additional consideration was made. Data Dialog assumed the existing liability of Mail Mogul to the Direct Mail Quotes customers of about $59,000.

NOTE -3     GOING CONCERN CONSIDERATIONS

      The Company continues to review means of raising funds including issuing additional debentures and other or equity instruments. If unsuccessful the Company may not be able to meet its short-term capital needs.

      In the past suppliers were prepared to extend the company payments terms for larger dollars amounts over longer periods. As a result of the company's poor payment history fewer suppliers than in the past are willing to give the company the kind of payment terms it needs. In the past members of management lent the company money. No reason exists to believe they will in the future.

      In the past members of management have used their personal credit cards to pay for company expenses, but there is no reason to believe they will do so in the future. In the past employees have been willing to work for reduced wages and or convert wages to shares of the company, but there is no reason to believe they will do so in the future.


LIQUIDITY

In the first quarter of 2006 the company raised funds through the sale of approximately $280,000 of convertible debentures to a group of investors associated with Midtown Partners & Co. LLC. During the first quarter Peter V. DeCrescenzo and Vincent DeCrescenzo each agreed to convert $100,000 owed them by the company into a debenture on the same terms as Midtown Partners' debentures. The Company continues to review other means of raising funds including issuing debentures and equity instruments. The Company is also reviewing the sale of non-core assets.

PROFITABILITY

The Company intends to develop new and increased revenues and gross margins in all areas of operations. Specifically, the Company intends to:

o Restructure its sales organization to allow for more effective sales processes. These steps include, among others the expansion of sales organization.

o Reduce expenses through improved labor utilization and the reducing of leasehold expenses.

                       DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006


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


NOTE 4- PROPERTY AND EQUIPMENT, NET; DATA ASSETS AND WEBSITE

Depreciation and amortization expense was $99,813 and $99,213 for the period ended March 31, 2006 and 2005, respectively.


NOTE 5- NON-TRADE RECEIVABLE

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

NOTE 6- ACCRUED LIABILITES

As of March 31, 2006, accrued liabilities consisted of the following:

Accrued professional fees and other expenses   $  138,148
Accrued payroll and payroll taxes                 490,081
Accrued interest                                   64,028
Accrued settlements and contingencies             397,494
                                               ----------
                                               $1,089,751
                                               ==========

NOTE 7 - NOTES AND LOANS PAYABLE

Loans and notes payable due to non-related parties consisted of the following as of March 31, 2006.

$750,000 line of credit with a commercial asset-backed lender with a term of two years beginning August 2004. The line of credit bears interest at prime plus 4%
per annum plus on-going fees. It is secured by the Company's accounts             $276,182
receivables, equipment, inventory, and up to $150,000 of the debt is personally guaranteed by the President and C.E.O. of the Company and his spouse.

                                                                                  ---------
Total loans and notes payable                                                     $ 276,182
                                                                                  =========

                       DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006


NOTE 8 - CONVERTIBLE DEBENTURES

On March 22, 2006 a group of five investors associated with Midtown Partners & Co. LLC purchased convertible debentures with an aggregate initial principal of $279,778. The debentures mature in 2008 and bear interest at the rate of 12% per annum; the debentures are payable monthly in cash. The principal and any unpaid interest is convertible, into common stock at the rate of one share of common stock for each $0.01 or principal or interest converted.

      In addition, the investors received warrants to purchase a total of 8,393,347 for $0.01 per share. The warrants are exercisable immediately and expire on the tenth anniversary of their issue. In addition, they provide for cashless exercise.

      In connection with this transaction, the investment banking firm of Midtown Partners & Co. LLC received an investment banking fee of $ 27,778 plus a $2,000 non-accountable expense allowance. In addition, as additional compensation, the Company issued identical ten-year warrants to purchase 5,009,002 shares of common stock for $.01 per share.

      The investors had represented themselves to be accredited investors who were purchasing the debentures and warrants and any shares issued upon their conversion or exercise, respectively, for their own investment and not for resale. They agreed in writing to restrictions on resale placed with the Company's transfer agent and the printing of a legend on his certificate. Because of these factors, this issuance is exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6).


NOTE 9 - EQUITY


DEBT CONVERSION

In March of 2006 Peter DeCrescenzo, the company's president and Vincent DeCrescenzo, Sr. the company's executive vice president agreed that each would convert $100,000 of past due salary and vacation into convertible debentures on the same terms as the Midtown Partners investors. However, no compensation was paid with respect to this transaction. The transaction was concluded in May 2006.


CLASS E PREFERRED STOCK DIVIDENDS

The dividends accrue at the rate of $400 per share per quarter. Pursuant to the provisions of the Class E Preferred Stock Declaration, shares of common stock, based on the average closing price for the shares during the last 20 trading days before the dividends were due, can be paid in lieu of cash.


During the first quarter of 2006, quarterly dividends accrued on its Class E Preferred Stock at the rate of $400 per share, per quarter, for a total of $39,800 accrued for the three months ended March 31, 2006. During the first quarter of 2006, 5,135,486 shares were issued to settle $39,800 of dividends due from 2005.

                       DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006


PREFERRED STOCK

Each share of the Company's Class B and Class B-1 preferred stock can be converted into 40 shares of common stock and each share of the Class E Common Stock can be converted into 83,333 shares of common stock. Each Class B or B-1 share casts 40 votes for the election of directors and one vote on all other matters. Each Class E share casts one vote for each share of common stock into which it could be converted. The preferred stock does not contain unconditional obligations requiring the Company to redeem the instrument by transferring assets at a specified or determined date or upon an event to occur.


STOCK WARRANTS

      On March 22, 2006 a group of five investors associated with Midtown Partners & Co. LLC purchased convertible debentures with an aggregate initial principal of $278,778. The debentures mature in 2008 and bear interest at the rate of 12% per annum; it is payable monthly in cash. The principal and any unpaid interest is convertible, into common stock at the rate of one share of common stock for each $0.01 or principal or interest converted. In addition, the investors received warrants to purchase a total of 8,393,347 shares for $0.01 per share. The warrants are exercisable immediately and expire on the tenth anniversary of their issue. In addition, they provide for cashless exercise. In connection with this transaction, the investment-banking firm of Midtown Partners & Co. LLC received an investment banking fee of $ 27,778 plus a $2,000 non-accountable expense allowance. In addition, as additional compensation, the Company issued identical ten-year warrants to purchase 5,009,002 shares of common stock for $.01 per share. These warrants were out of the money at twice the value of the Company common stock and as a result are of no value.

NOTE 10 - STOCK OPTIONS

We account for option issues according to FASB Statement No. 123R, "Share-Based Payment, an amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees beginning January 1, 2006. During the three months ended March 31, 2006, the Company did not issue any employee stock options nor did any employee stock options vest.

Effective January 1, 2003, the Company adopted the recognition provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure. Prior to 2002, the Company accounted for employee stock options using the provisions of APB No. 25 "Accounting for Stock Issued to Employees" and related interpretations.

At March 31, 2006, the Company had one stock based compensation plan, which is described below. The Company accounts for the fair value of its grants under this plan in accordance with FASB 123R and FASB 148. There as no Compensation cost that has been charged against income for this plan for the three months ended March 31, 2006.

Under the 2002 Employee stock Option Plan, the Company may grant options to its employees for up to 10 million shares of common stock.

Under this plan, the exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is 10 years. Options are granted on various dates and vest in one-third increments commencing at the grant date with subsequent vesting at approximately the first and second anniversary of the options grant date.

                       DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006


The fair value of each option grant is estimated on the date of the grant using the prospective method of transition as prescribed by FASB Statement No. 123R and 148.

A summary of the status of the Company's stock option plans as of March 31, 2006 and changes during the period ending on that dates is presented below:

Stock options activity for period ending March 31st is as follows:


Options Outstanding, January 1, 2006    2,914,034    $     0.18

Options Granted                                 0    $        0
Options Forfeited                              (0)   $        0
Options Expired                                 0             0
Options Exercised                               0             0
                                        -----------------------
Options outstanding, March 31, 2006     2,914,034    $     0.18
                                        =======================



NOTE 11- COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company has entered into two lease obligations for office space along with two corporate apartments in New York City. The offices are located in Flrida, and New York.

Florida Lease

The Florida lease was executed on April 15, 2003. The term of the lease is from May 1, 2003 through April 30, 2008. The lease includes in addition to the office space, various office furniture remaining from a prior lessee.


New York

The New York lease was executed on June 8, 2004. The term of the lease is from June 1, 2004 through May 31, 2007.

The corporate apartments in New York City leases were renewed on January 1, 2005. The term of the lease is from January 1, 2005 through December 31, 2007. The leases are with a related party. (See Note 14).


Rent expense amounted to $74,921 and $90,700 for the three months periods ended March 31, 2006 and 2005, respectively.

EMPLOYMENT CONTRACTS

The Company had employment contracts with four employees during 2006.

                       DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006


Executive employment contracts at March 31, 2006.

                                           Annual
Position                                   Compensation
----------------------------------------   --------
President and C.E.O                        $250,000
C.O.O. and C.F.O                           $150,000
Administrative Head of Healthcare Dialog   $150,000
Corporate Secretary                        $ 66,000

The employment contracts for the President and C.E.O, C.O.O. and C.F.O., and the Administrative Head of Healthcare Dialog are for one year, ending December 31, 2006, extendable for successive one term, unless terminated at the end of the term by either party upon ninety days written notice to the other party. Annual increases at the first of each year shall be at least the percentage of the prior year's C.P.I. If for any reason, the employee is not paid the employee's base salary for the year, the difference between the base salary and the amount paid shall be paid to the employee prior to payment of any year-end bonus to any other employee. Employee shall be entitled to not less than five (5) weeks paid vacation for each full calendar year prorated for any partial year. Employee shall accrue earned and unused vacation. Employee shall receive all benefits and fringes made available to other employees and officers of the Company including pension, medical, dental, life, and disability insurance and other similar plans. Employee and spouse shall receive these benefits fully paid by the Company. Health insurance for the employee and family will be provided by the Company. Health club memberships for the employee will be paid for by the company. Life insurance at a cost of at least $1,000 per month will be paid by the Company. Long and short-term disability insurance for the employee will be paid by the Company. The employee is entitled to a monthly automobile allowance of $1,500 per month.

The employment agreement with the Corporate Secretary is effective June 1, 2005 to December 31, 2006. It does not contain a renewal clause. If for any reason, the employee is not paid the employee's base salary for the year, the difference between the base salary and the amount paid shall be paid to the employee prior to payment of any year-end bonus to any other employee. Health insurance for the employee is paid by the Company. Employee shall accrue earned and unused vacation. Employee shall receive all benefits and fringes made available to him from time to time by the Company's President. The employee shall receive $200 per month towards his cellular phone bill.


NOTE 12- INCOME TAXES

As of March 31, 2006, the Company had federal and state net operating losses of approximately $11,160,000 that are subject to annual limitations through 2025. The losses are available to offset future taxable income.


The temporary differences that give rise to deferred tax asset and liability at March 31, 2006 are as follows:

Deferred tax asset
Net operating losses       $ 4,326,000
Less valuation allowance    (4,326,000)
                           -----------

Net deferred tax asset     $         0
                           ===========

                       DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006


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

The effective tax rate for the periods ended March 31, 2006 and 2005 are as follows:

U.S. statutory tax rate    35%
State and local taxes       4
Less valuation reserve    (39)
                          ---

Effective tax rate          0
                          ===


NOTE 13 - SEGMENT DISCLOSURES

The Company's reportable operating segments are categorized in three components:
(1) Communications; which includes Healthcare Dialog, Inc.,, (2) Data; which includes, and Data Dialog, Inc., and AdValiant USA (3) Corporate which is Dialog Group, Inc.

Communications

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

                       DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006


MyMedCenter provides, maintains and delivers healthcare information over the internet and television station websites.

DATA

Data Dialog provides online marketing lists, direct mail programs and creates target lists for specific direct marketing categories for small to medium sized businesses. The company allocates the costs of revenues and direct operating expenses to these segments.

            Revenues are generated from:
            ----------------------------

            o     data from the Data Dialog master database
            o "Adialogin" A product that automatically appends names and addresses to telephone numbers on inbound calls to telephone service centers or on the web.
            o     direct mail campaigns
            o membership and bidding in Request for Quotes "RFQ" an online marketplace for quoting direct mail jobs



CORPORATE

This is comprised of general and administrative functions and related expenses. These costs are retained at corporate and are not allocated to the business segments.

SIGNIFICANT CUSTOMERS

Two customers in the Healthcare segment accounted for approximately 60% of the Company's consolidated revenues for 2006, while one customer in the Healthcare segment accounted for approximately 40% of the consolidated revenues for 2005. No customer in the Data segment accounted for more than 2% of the consolidated revenues of the Company in either 2006 or in 2005.

Management is not aware of any known trends, uncertainties, or circumstances that are reasonably likely to have material effect on composition or percentages of significant customers.


            Three months ended March 31, 2006
            ---------------------------------

                                                                                        Consolidated
                                             Corporate    Communications     Data          Totals

REVENUE                                     $         0    $   350,246    $   613,000    $   963,246

COST OF SALES                                         0        166,210        143,167        309,377
                                            -----------    -----------    -----------    -----------

GROSS PROFIT                                          0        184,036        469,833        653,869
                                            -----------    -----------    -----------    -----------

OPERATING EXPENSES:



TOTAL OPERATING EXPENSE                         357,790        134,319        427,024        919,133
                                            -----------    -----------    -----------    -----------

INCOME (LOSS) FROM OPERATIONS                  (357,790)        49,717         42,809       (265,264)
                                            -----------    -----------    -----------    -----------

Other Income (Expenses):
Interest Income                                   5,073              0              0          5,073
Interest expenses                               (54,261)       (11,954)        (7,258)       (73,473)
                                            -----------    -----------    -----------    -----------

Total other income (expenses)                   (49,188)       (11,954)        (7,258)       (68,400)
                                            -----------    -----------    -----------    -----------

Income/(Loss) from continuing operations       (406,978)        37,763         35,551       (333,664)

Discontinued Operations                         287,067              0              0        287,067
                                            -----------    -----------    -----------    -----------

Net Profit/(Loss)                           ($  119,911)   $    37,763    $    35,551    ($   46,597)
                                            ===========    ===========    ===========    ===========

Total Net Assets                            $   584,181    $   181,710    $   348,863    $ 1,114,754
                                            ===========    ===========    ===========    ===========
Gross Fixed and Other Assets                $ 1,153,346    $         0    $   234,494    $ 1,387,840
                                            ===========    ===========    ===========    ===========
Accumulated Depreciation and Amortization   $   852,458    $         0    $   189,120    $   526,764
                                            ===========    ===========    ===========    ===========
Depreciation and Amortization Expense       $    84,998    $         0    $    14,815    $    99,813
                                            ===========    ===========    ===========    ===========

                       DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006


            Three months ended March 31, 2005
            ---------------------------------

                                                            Corporate      Healthcare         Data           Total
REVENUE                                                     $         0    $   803,199    $   392,033      1,195,232

COST OF SALES                                                         0        353,643        114,784        468,428
                                                            -----------    -----------    -----------    -----------

GROSS PROFIT                                                          0        449,556        277,249        726,804

OPERATING EXPENSES:

Selling, General and Administration Expenses                    465,536        316,372        298,547      1,080,456
                                                            -----------    -----------    -----------    -----------

TOTAL OPERATING EXPENSE                                         465,536        316,372        298,547      1,080,456
                                                            -----------    -----------    -----------    -----------

INCOME (LOSS) FROM OPERATIONS                                  (453,536)       133,184        (21,298)      (353,652)

Other Income(Expenses)

Interest income
Interest expense                                                (24,556)       (15,863)        (1,474)       (41,894)
Other (expense)
Other income
Forgiveness of debt                                               3,750                                        3,750
                                                            -----------    -----------    -----------    -----------

Total other income(expenses)                                    (20,806)       (15,863)        (1,474)       (38,144)
                                                            -----------    -----------    -----------    -----------

Income/(Loss) Before Inactive and Discontinued Operations      (486,343)       117,321        (22,774)      (391,796)

Inactive Operations                                                               (290)        60,236         59,946
Discontinued operations

Net Income/(Loss)                                              (486,343)       117,031         37,462       (331,850)
                                                            ===========    ===========    ===========    ===========

Total Net Assets                                                813,051        795,787        266,279      1,874,117
                                                            ===========    ===========    ===========    ===========
Gross Fixed and Other Assets                                  1,054,807              0        255,034      1,309,841
                                                            ===========    ===========    ===========    ===========
Accumulated Depreciation and Amortization                       518,384              0        122,886        641,270
                                                            ===========    ===========    ===========    ===========

NOTE14 - RELATED PARTY TRANSACTIONS

CONVERTIBLE NOTES DUE TO RELATED PARTIES

During 2005, the Company's issued a convertible note of $100,000 to an officer and director. In addition the Company issued a convertible note of $26,000 to a company controlled by a director. Convertible notes in the aggregate amount of $118,045 were issued to four employees for unpaid wages at December 31, 2004. Pearl Street Holdings has convertible notes which consist of $510,000 and $595,000. The $595,000 notes were taken over from a non-related party during 2005. All of the convertible notes bear interest at the rate of five (5%) percent per annum and mature on February 1, 2007. The holders of the notes can convert them into Company common stock at a price of $0.01 per share. After the Company's shares close over $0.12 per share for twenty trading days, the Company can compel the holders to convert their notes and all accrued interest into shares of common stock at the conversion price.

                       DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006


DUE TO OFFICER

In December 2005, an officer and director provided approximately $50,000 directly to the Company to help in the financing of other loans.




CONVERSION OF ACCRUED SALARIES AND VACATION TO RELATED PARTIE In March of 2006 Peter DeCrescenzo, the company's president and Vincent DeCrescenzo, Sr. the company's executive vice president agreed that each would convert $100,000 of past due salary and vacation into convertible debentures on the same terms as the Midtown Partners investors. However, no compensation was paid with respect to this transaction.

RENT TO RELATED PARTIES

The Company entered into leases for two apartments from January 1, 2006 through December 31, 2007 from a company controlled by the President and C.E.O. and the C.O.O. and C.F.O. of its shareholders and executives. Rent expense paid to these related parties amounted to $12,000 for three months ended March 31, 2006.


NOTE 15 -LITIGATION

            Suppliers

            In 2003 Acxiom Corporation commenced an action against Dialog Group and its then ThinkDirectMarketing subsidiary in the Circuit Court of Faulkner County, Arkansas. The action was for a breach of written contracts, including a promissory note and a Data License Agreement. Acxiom sought $400,000 on the note and $295,415 for unpaid data usage, and $1,250,000 for unused minimum usage requirements for 2003 and 2004.

            In January of 2006 Dialog Group, Inc. settled with Acxiom, for Ninety Thousand Dollars ($90,000.00),) Dollars to be paid over 37 months. At The first payment of $5,000 has been made.

            Also in January of 2006 CBS Market Watch had an attorney contact Healthcare Dialog concerning a claim for $45,510. A settlement was reached for the amount of $36,408. As of March 31, the balance remaining was $31,408.

            In April 2004 USA Direct obtained a default judgment for $39,025 against Dialog Group in the Common Pleas Court of the State of Pennsylvania, York County. The Company has agreed to settle the claim for $20,000. As of March 31, 2006 the balance remaining was $15,000.00.

            Former Subsidiaries

            In April 2003, Dean Eaker and Bruce Biegel commenced an arbitration proceeding against Dialog Group and its former subsidiary, TDMI, relating to the termination of their employment before the American Arbitration Association in New York City. On January 17, 2005, the arbitration panel awarded $313,763.75 to Dean Eaker and $160,133 to Bruce Biegel. The full amount of the award has been accrued on the Dialog Group books and charged to loss on discontinued operation. On April 17, 2005 the company settled with both Eaker and Biegel for a series of payments aggregating $473,897.50. As of March 31, 2006 $176,092 remains to be paid.

Item 2. Management's Discussion and Analysis or Plan of Operation.

General

         Dialog Group, Inc. (DLGG) is a publicly traded corporation, headquartered at 257 Park Avenue South, Suite 1201, New York, New York 10010, with an administrative and sales office in Sunrise, Florida. The company's two Segments, Data and Communications, provide a broad spectrum of proprietary and exclusive databases for healthcare, consumer and business-to-business market clients. The company also provides a combination of traditional customer relationship management support applications such as advertising and marketing services.

         Sale of Mail Mogul

         On February 28, 2006 the Company sold the entire capital stock of its Mail Mogul, Inc. subsidiary to an unrelated third party. Mail Mogul results were reported in the Data Segment. The Mail Mogul business consisted of sales of data and supplies and the provision of business leads to the mail shop market. As part of its business, Mail Mogul operated the Direct Mail Quotes platform.

          In consideration of the release of approximately $296,623 of the Company's and its subsidiaries' debt to Mail Mogul, the Company delivered the stock to the buyer and paid approximately $3,000 of expenses in connection with the sale. The Company enjoyed a gain of approximately $254,810 on the sale of Mail Mogul.

         After the transaction, Mail Mogul's new owner remained in debt to the Company's Data Dialog subsidiary for about $319,000. In settlement of the debt, the new owner of Mail Mogul sold the Direct Mail Quotes platform to Data Dialog. As additional consideration, Data Dialog assumed Mail Mogul's existing liability to the Direct Mail Quotes customers of about $59,000.

Description of the Segments

         Both of Dialog Group's Segments each currently market its product and service offerings through branded product lines. The Data Segment products are Data Dialog Marketing, Data Dialog Data Management and Adialogin. The Communications Segments are Healthcare Dialog Communications and MyMedCenter.

         Data Segment

         Data Dialog Marketing serves the direct marketing needs of small- and medium-sized businesses with systems and tools that generate business and consumer prospect leads, provide data services, and streamline the distribution of data. Data Dialog Marketing offers a host of data-related services, such as targeted marketing lists, lead generation, turnkey direct mail programs, and data cleansing to multiple market segments including insurance, financial planning, real estate, auto dealerships, printers, letter shops and other segments that are users of direct mail and prospect marketing. Data Dialog Marketing also offers a unique subscription-based product featuring limited selections of data specifically designed for the small business user. The unit markets a proprietary online list creation tool, Data Dialog Select.

         Data Dialog Data Management serves the database needs of list brokers and managers marketing nearly 200 different lists created from both licensed and proprietary databases. Data Dialog Management provides access to these lists via its branded online platform: Access Dialog. Access Dialog in designed for use by both our internal sales force and list professionals and requires registration and training. It also promotes and markets list products via DataDialogDataManagement.com where list and marketing professionals can learn about its products and run counts and purchase list online after qualifying.

         Adialogin is a customer data integration product that automatically appends name and address information, as well as demographic, financial and lifestyle information, to telephone numbers on calls made by consumer and business customers to CTI Platforms. Adialogin initially marketed its products executively to call centers and Interactive Voice Response system users operating in-bound and blended call centers with 5 to 500 seats. Adialogin currently has contracts and sub-contracts with 27 businesses in this market segment and an additional 20 agreements with resellers which service this market. The real time format of this unit's products gives customers instant access to data to speed up their promotional efforts and improve customer service. In 2005 and the first quarter of 2006 Adialogin developed a web application for its technology which will be introduced during the second quarter of 2006.

Communications Segment

         Healthcare Dialog Communications delivers advertising, relationship marketing and communications services to the healthcare industry. Clients use its strategic and creative services to build comprehensive programs for healthcare professionals, consumers, and sales representatives. These include training materials development, patient and professional education materials distribution, and targeted direct mail and advertising campaigns. Clients rely on Healthcare Dialog Communications' interactive services to produce sophisticated promotional Web sites, educational Web sites, interactive training and educational CD-ROMs, Internet advertising, e-mail campaigns, and proprietary marketing programs.

         MyMedCenter platform provides, maintains, and delivers healthcare, beauty and pet content across a national network of 87 local affiliate TV and radio station Web sites. The content, which includes over 15,000 text articles, attracts over a million unique health information seekers per day to the broadcast stations' Web sites for a combined US household penetration of 75%. On these sites client public relations, promotional material, and educational material are blended into a seamless presentation for maximum viewer impact. To maintain repeat traffic, all features are refreshed daily.

         Dialog Group

         ---------------------------------------- --------------------------- -------------------------------
         Income Statement Item                        First Quarter 2006            First Quarter 2005
         ---------------------                        ------------------            ------------------
         ---------------------------------------- --------------------------- -------------------------------
         Revenue                                              $963,246                      $1,195,232
         ---------------------------------------- --------------------------- -------------------------------
         Cost of Revenue                                       309,377                         468,428
         ---------------------------------------- --------------------------- -------------------------------
         Operating Expenses                                    919,133                       1,080,456
         ---------------------------------------- --------------------------- -------------------------------
         Result of Operations                                 (265,264)                       (353,652)
         ---------------------------------------- --------------------------- -------------------------------
         Net Other Income(Expense)                             (68,400)                        (38,144)
         ---------------------------------------- --------------------------- -------------------------------
         Discontinued Operations                               287,067                          59,946
         ---------------------------------------- --------------------------- -------------------------------
         Net Result                                           $(46,597)                      $(331,850)
         ---------------------------------------- --------------------------- -------------------------------

         Management continued to evaluate the margins of some of the products offered and focused more on profit improvement and not Revenue alone. Revenues for the quarter ended March 31, 2006 were $963,200 compared with $1,195,200 for the quarter ended March 31, 2005. This represents a decline of $232,000 or about 20% from the same period a year ago. Revenue from the high margin Data Segment was $613,000 or 64% of total Revenue. Data Revenues in total for the first quarter of 2006 are ahead of the first quarter of 2005. Revenue for each of the Segments and some of the products will be addressed in more detail below.

         Costs of Revenues for the quarter ended March 31, 2006 were $309,400, some 32% of Revenues, compared with $468,400 or approximately 40% of Revenues in the quarter ended March 31, 2005. The decline in Revenue of $232,000 was some what offset by the $159,000 decline in Cost of Revenue from a year ago for the same period. Improved terms from data suppliers and the greater utilization of company data assets rather than relying on external sources and a change in the mix of Revenue drove down Cost of Revenue as a percentage in the first quarter of 2006 compared with the same quarter of the prior year. The sources of the Revenue and Costs for each Segment are discussed in more detail in the sections which follow.

         Operating Expenses for the quarter ended March 31, 2006 were $919,100 compared with $1,080,400 for the quarter ended March 31, 2005. This represents a reduction of $161,300 from the first quarter of 2005. Management plans to continue to reduce overhead in the quarters ahead while continuing to increase the amount spent on marketing.

         Losses from Operations were $265,300 for the quarter ended March 31, 2006, compared with $353,700 for the quarter ended March 31, 2005, an improvement of approximately $88,400 from the same period a year ago. The positive results can be attributed to lower Cost of Revenue resulting from higher margin businesses making up a greater percentage of Total Revenues in the first quarter of 2006 than for the comparable period in 2005. A reduction of Operating Expenses also contributed to the improved results. "Reduce Overhead" has and will continue to be the Dialog Group credo.

         Net Other Income/Expense was an Expense of $68,400 for the quarter ended March 31, 2006 all of which is attributed to interest payments, compared with Net Other Income/Expense which was an Expense of $38,100 for the quarter ended March 31, 2005, an increase of $30,300. Last year included interest expense of $41,900.

         The Net Loss for the quarter ended March 31, 2006 was $46,600, compared with a Net Loss of $331,900 in the quarter ended March 31, 2005, representing an improvement of $285,300. This significant improvement can be attributed to the gain from discontinued operations of $287,067.

         Data Segment:

         ---------------------------------------- --------------------------- -------------------------------
         Income Statement Item                        First Quarter 2006            First Quarter 2005
         ---------------------                        ------------------            ------------------
         ---------------------------------------- --------------------------- -------------------------------
         Revenue                                              $613,000                        $392,033
         ---------------------------------------- --------------------------- -------------------------------
         Cost of Revenue                                       143,167                         114,784
         ---------------------------------------- --------------------------- -------------------------------
         Operating Expenses                                    427,024                         298,547
         ---------------------------------------- --------------------------- -------------------------------
         Result of Operations                                   42,809                        (21,298)
         ---------------------------------------- --------------------------- -------------------------------
         Net Other Income                                      (7,258)                         (1,474)
         ---------------------------------------- --------------------------- -------------------------------
         Discontinued Operations                                     0                          60,236
         ---------------------------------------- --------------------------- -------------------------------
         Net Result                                            $35,551                         $37,462
         ---------------------------------------- --------------------------- -------------------------------

         Data Dialog Marketing, Data Dialog Management and Adialogin Revenues totaled about $613,000 for the period ending March 31, 2006, compared to approximately $392,000 for the first quarter of 2005. The Revenue improvement of $221,000 can be attributed to all product lines producing Revenues above their respective 2005 first quarter levels. Of particular note are the improvements in Revenue levels at Data Dialog Management and from the Adialogin call center product.

         Data Costs of Revenue for the first three months of 2006 were $143,000 or 23% of Revenues, compared with $114,800 or 29% of Revenues in the first quarter of 2005. The improvement in the rate resulted from a greater percentage of data sales being filled from company-owned data assets. Should Revenues continue to improve in the quarters ahead, Cost of Revenue percentage should continue to improve as a result of fixed expenses relating to data acquisition and Internet marketing.

         Data Operating Expenses for the three-month period ended March 31, 2006 were $427,000. In the first quarter of 2005 the comparable figure was $298,500, about $128,500 less than this year. Approximately $40,000 of the $128,500 was spent on selling and marketing. In the first quarter of 2006 Data Operating Expenses were 70% of Revenues which compare favorably to the 84% rate for the first quarter of 2005.

         Data Segment's Income from Operations for the first quarter of 2006 was $42,800, compared to a loss of approximately $21,300 for the first quarter of 2005. Investments made in sales staff, marketing and the online platform for Data Dialog Marketing and Adialogin's call center products helped contributed to the almost $64,1000 improvement.

         Data Net Income for the first quarter of 2006 was $35,600 compared to $37,500. In the first quarter of 2006 the Company sold its Mail Mogul business. The 2005 segment information has been reclassified to eliminate these operations

Communications Segment:

         ---------------------------------------- --------------------------- -------------------------------
         Income Statement Item                        First Quarter 2006            First Quarter 2005
         ---------------------                        ------------------            ------------------
         ---------------------------------------- --------------------------- -------------------------------
         Revenue                                              $350,246                        $803,199
         ---------------------------------------- --------------------------- -------------------------------
         Cost of Revenue                                       166,216                         353,643
         ---------------------------------------- --------------------------- -------------------------------
         Operating Expenses                                    134,319                         316,372
         ---------------------------------------- --------------------------- -------------------------------
         Result of Operations                                   49,717                         133,184
         ---------------------------------------- --------------------------- -------------------------------
         Net Other Income (Expense)                            (11,954)                        (15,863)
         ---------------------------------------- --------------------------- -------------------------------
         Discontinued Operations                                     0                            (290)
         ---------------------------------------- --------------------------- -------------------------------
         Net Result                                            $37,763                        $117,031
         ---------------------------------------- --------------------------- -------------------------------


         Total Revenue from the Communications Segment was $350,200 for the first quarter of 2006, well below the $803,200 Revenue figure for the same period a year ago. A metamorphosis of the Communications Segment away from a strict focus on healthcare is taking place. It is less dependent on a few large pharmaceutical clients than in the past. In the first quarter of 2006 a major pharmaceutical company did not renew a program that had been running for the past several years with Healthcare Dialog Communications. This accounted for the majority of the decline in Revenue for this Segment form year to year. MyMedCenter Revenues were below the 2005 level in the first quarter of 2006 because clients did not participate in the MyMedCenter program in the first quarter of 2006 because of the inability of our website partner to deliver contracted for traffic during the fourth quarter of 2005. Finally the iData product which was offered in 2005 was not offered in 2006

         The Communications Segments Costs of Revenue was $166,200 for the quarter ended March 31, 2006, or 47% of Revenue compared with $353,600, and 44% of Revenue for the quarter ended March 31, 2005.

         Communications Total Operating Expenses were approximately $134,300 for the three months ended March 31, 2006, compared to $316,400 for the same period a year ago. The rate of Expenses to Revenue for both years was about 39%.

         For the three months ended March 31, 2006, Communications consolidated Net Income from Operations was approximately $49,800 compared to $133,200 in the first quarter of 2005. Communications experienced a decline in volume in the first quarter of 2006, compared to the same period a year ago, but remained profitable as a result of Expense reductions.

Liquidity & Capital Resources

         DGI had a consolidated working capital deficit of approximately ($4,007,200) on March 31, 2006 as compared to a deficit of approximately ($2,854,000) at December 31, 2005. The increase of approximately $1,153,200 is the result increase in accounts payable, accrued expenses and short-term borrowings due a reduced level of sales in the first quarter that did not provide the level of accounts receivable required to fund operations. An additional reason for the increase is that the Convertible Notes are now included in the short term liabilities.

         Going Concern

         In the first quarter of 2006 the company raised funds through the private sale of approximately $280,000 of convertible debentures to a group of investors associated with Midtown Partners & Co. LLC. Peter V. DeCrescenzo converted $100,000 in salary to the debenture as well. The Company continues to review means of raising funds including issuing additional debentures or equity securities. If unsuccessful the Company may not be able to meet its short-term capital needs.

         In the past suppliers were prepared to extend the company payments terms for larger dollars amounts over longer periods. As a result of the company's poor payment history fewer suppliers than in the past are willing to give the company the kind of payment terms it needs. In the past members of management lent the company money.

         In the past members of management have used their personal credit cards to pay for company expenses, but there is no reason to believe they will do so in the future. In the past employees have been willing to work for reduced wages and or convert wages to shares of the company, but there is no reason to believe they will do so in the future.

Inflation

         Inflation rates in the United States have not had a significant impact on operating results for the periods presented.

 Off-Balance Sheet Transactions

         At no time during the first quarter did the Company have any relationships with unconsolidated entities or financial partnerships, including as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3            Controls and Procedures.

         The Company evaluated, under the supervision and with the participation of the Company's management (including its chief executive officer and with its chief financial officer), the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon their evaluation of such disclosure controls and procedures, the Company's chief executive officer and chief financial officer have concluded as of March 31, 2006, that such controls needed improvement to operate as designed and alert them on a timely basis to any material information relating to the Company required to be included in the Company's periodic SEC filings.

         Management continues its focus on the issue of internal control in particular. To that end, in 2005 management centralizing the accounting function. In May of 2006 a CPA firm was hired to work with management and the company's auditors to improve controls. Management will continue to evaluate and test present and new measures while at the same time reviewing areas that may require improvement. Additionally, it continues the process of hiring persons with the skill sets appropriate to fill the Company's needs as they have evolved as a result of the sale of companies in 2005 and 2006.


Part II.     Other Information

         Item 1.           Legal Proceedings

         Suppliers

         In 2003 Acxiom Corporation commenced an action against Dialog Group and its then ThinkDirectMarketing subsidiary in the Circuit Court of Faulkner County, Arkansas. The action was for a breach of written contracts, including a promissory note and a Data License Agreement. Acxiom sought $400,000 on the note and $295,415 for unpaid data usage, and $1,250,000 for unused minimum usage requirements for 2003 and 2004.

         In January 2006 the Company settled with Acxiom for Ninety Thousand ($90,000.00) Dollars to be paid over forty-two months. All required payments have been made when due by the end of March 31, 2006.

         Also in January 2006 Healthcare Dialog was contacted by an attorney for CBS Market Watch concerning their claim for $45,510 for content. The claim was settled for $36,408. As of March 31, 2006 the balance remaining was $31,408.

         In April 2004 USA Direct obtained a default judgment for $39,025 against Dialog Group in the Common Pleas Court of the State of Pennsylvania, York County. The Company has agreed to settle the claim for $20,000. As of March 31, 2006 the balance remaining was $15,000.

         Former Subsidiaries

         In April 2003, Dean Eaker and Bruce Biegel commenced an arbitration proceeding against Dialog Group and its former subsidiary, TDMI, relating to the termination of their employment before the American Arbitration Association in New York City. On January 17, 2005, the arbitration panel awarded $313,764 to Dean Eaker and $160,133 to Bruce Biegel. The full amount of the award has been accrued on the Dialog Group books and charged to loss on discontinued operation On April 17, 2005 the company settled with both Eaker and Biegel for a series of payments aggregating $473,898. As of March 31, 2006 $176,092 remains to be paid.

         Except as specified above, there are no material presently pending legal proceedings to which Dialog Group is a party, or to which any of its properties or assets are subject.

Item 2            Unregistered Sales of Equity Securities and Use of Proceeds

         There were no sales in the first quarter which were not reported on the Current Report on Form 8-K, filed March 27, 2006.

Items 3, 4 and 5 are omitted, as there is no information to report there under.

Item 6.           Exhibits

Exhibits

Exhibit

     Number       Description                                                                                             Page
     ------       -----------                                                                                             ----
       2.1        Third Amended Plan of  Reorganization  - Incorporated  by reference from Report on Form 8-K filed        X
                  on October 12, 2001
       2.2        Amendment  dated  February 27, 2003 to an Agreement for Merger by and among IMX  Pharmaceuticals,        X
                  Inc.,  a Utah  corporation  ("IMX")  (for itself and for Dialog  Group,  Inc.,  its  successor by merger), HCD Acquisition,  Inc. ("HCD Acquisition"),  a Delaware corporation,  Healthcare Dialog,
                  Inc., a Delaware  corporation ("HCD"),  and Peter V. DeCrescenzo,  Vincent DeCrescenzo,  Sr., and
                  Cindy Lanzendoen, each an individual,  (collectively, the "Shareholders") and Cater Barnard, plc, an a corporation of England and Wales ("CB") - Incorporated  by reference from Report on Form 8-K filed on March 15, 2003
       2.3        Agreement  for Merger dated  February 24, 2003 among Dialog Group,  Inc., a Delaware  corporation        X
                  ("DGI"), IP2M Acquisition Corp. ("Acquisition"),  a Delaware corporation,  IP2M, Inc., a Delaware corporation  ("IP2M"),  and Robin Smith,  William  Donovan,  Five Don,  Ltd.  (a/k/a 5 Don Ltd.),
                  Cameron Bevis,  and Art Sadin - Incorporated  by reference from Report on Form 8-K filed on March
                  15, 2003
     3(i).1       Amended and Restated  Articles of  Incorporation  - Incorporated by reference from Interim Report        X
                  on Form 8-K filed on March 14, 2003
     3(i).2       Certificate  of Designation  of Class C-1 Preferred  Stock -  Incorporated  by reference from the        X
                  initial filing of registration statement file number 333-106490
     3(i).3       Certificate  of Designation  of Class C-2 Preferred  Stock -  Incorporated  by reference from the        X
                  initial filing of registration statement file number 333-106490
     3(i).4       Certificate  of Designation  of Class C-3 Preferred  Stock -  Incorporated  by reference from the        X
                  initial filing of registration statement file number 333-106490
     3(i).5       Certificate of  Cancellation  of Class C and Class D Preferred  Stock - Incorporated by reference        X

     Number       Description                                                                                             Page
     ------       -----------                                                                                             ----
                  from the initial filing of registration statement file number 333-106490
     3(i).6       Certificate  of Amendment  for  Increased  Shares -  Incorporated  by reference  from the initial        X
                  filing of registration statement file number 333-106490
     3(i).7       Certificate of Designation of Class E Preferred  Stock  Incorporated  by reference from Amendment        X
                  No.1 to Annual Report on Form 10-KSB filed on October 3, 2005.
      3(i).8      Certificate  of  Elimination  of Classes  C-1,  C-1,  and C-3  Preferred  Stock  Incorporated  by        X
                  reference from Amendment No.1 to Annual Report on Form 10-KSB filed on October 3, 2005.
     3(i).9       Certificate of Amendment for Increased  Shares  Incorporated  by reference from Amendment No.1 to        X
                  Annual Report on Form 10-KSB filed on October 3, 2005.
     3(ii).1      By-laws - Incorporated by reference from Interim Report on Form 8-K filed on March 14, 2003              X
       4.1        Instruments  defining the rights of security  holders -  Incorporated  by reference  from Exhibit        X
                  3(i).1 through Exhibit 3(i).10.
       4.2        Convertible  Debenture -  Incorporated  by  reference  from the Current  Report on Form 8-K filed        X
                  March 27, 2006.
       4.3        Warrant - Incorporated by reference from the Current Report on Form 8-K filed March 27, 2006.            X
       10         Material contracts
      10.1        Employment  Agreement for Peter V.  DeCrescenzo  Incorporated by reference from the Annual Report        X
                  on Form 10-KSB filed on April 14, 2003
      10.2        Employment Agreement for Vincent DeCrescenzo  Incorporated by reference from the Annual Report on        X
                  Form 10-KSB filed on April 14, 2003
      10.3        Employment  Agreement for Cindy  Lanzendoen  Incorporated  by reference from the Annual Report on        X
                  Form 10-KSB filed on April 14, 2003
      10.5         2002 Stock  Option  Plan,  as amended-  Incorporated  by  reference  from the initial  filing of       X
                   registration statement file number 333-106490
      10.6        Amendment to  Employment  Agreement  for Peter V.  DeCrescenzo.  Incorporated  by reference  from        X
                  Amendment No.1 to Annual Report on Form 10-KSB filed on October 3, 2005.
      10.7        Amendment to Employment  Agreement for Vincent  DeCrescenzo,  Sr.  Incorporated by reference from        X

     Number       Description                                                                                             Page
     ------       -----------                                                                                             ----
                  Amendment No.1 to Annual Report on Form 10-KSB filed on October 3, 2005.
      10.8        Guarantee  Agreement  with Peter  DeCrescenzo  Incorporated  by reference  from Amendment No.1 to        X
                  Annual Report on Form 10-KSB filed on October 3, 2005.
      10.9        Guarantee  Agreement with Vincent  DeCrescenzo  Incorporated  by reference from Amendment No.1 to        X
                  Annual Report on Form 10-KSB filed on October 3, 2005.
      21.1        Subsidiaries of the registrant                                                                           35
      31(i)       302 Certification of Chief Executive Officer                                                             36
      31(ii)      302 .Certification of Chief Financial Officer                                                            38
      32(i)       906 Certification of Chief Executive Officer                                                             40
      32(ii)      906 Certification of Chief Financial Officer                                                             41

                                   SIGNATURES
         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                DIALOG GROUP, INC.
Date: May 31, 2006
                                By: /s/ Peter V. DeCrescenzo
                                    ----------------------------------------
                                Peter V. DeCrescenzo, President and
                                Chief Executive Officer


Signature                                  Title                       Date
---------                                  -----                       ----

/s/ Peter V. DeCrescenzo            Chief Executive Officer         May 31, 2006
 ------------------------
Peter V. DeCrescenzo

/s/  Vincent DeCrescenzo            Chief Financial                 May 31, 2006
-------------------------           and Accounting Officer
Vincent DeCrescenzo

                                INDEX TO EXHIBITS

  Exhibit         Page
  Number          Number            Description
  ---------       -----------       --------------------------------------------

     21.1             35            Subsidiaries of the Registrant
     31(i)            36            302 Certification of Chief Executive Officer
     31(ii)           38            302 Certification of Chief Financial Officer
     32(i)            40            906 Certification of Chief Executive Officer
     32(ii)           41            906 Certification of Chief Financial Officer