Form 10KSB/A
period 2004-12-31
DIALOG GROUP INC
filed 2006-07-10
CIK 1051059

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549          ----------------
                                                            | This Amendment |
                                                            | alters Items 6 |
                                                            | and 7.         |
                                                             ----------------
                              REPORT ON FORM 10-KSB
                              (Amendment Number 3)


(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the year ended December 31, 2004.

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____________ to
      __________________.

                          Commission File No. 000-30294

                               DIALOG GROUP, INC.
                               ------------------
                 (Name of Small Business Issuer in its Charter)

           Delaware                                     87-0394290
           --------                                     ----------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

Twelfth Floor, 257 Park Avenue South, New York, NY               10010
--------------------------------------------------       -----------------------
     (Address of Principal Executive Offices)                 (Zip Code)

212.254.1917
---------------------------
(Issuer's Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:  None.
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value per share.

      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No /_/

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10SKB or any other amendment to this Form 10SKB. / /

      State issuer's revenues for the most recent fiscal year: $7,904,447

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

      Documents Incorporated By Reference: See Item 13, Exhibits.

                                     PART I

This amendment No. 3 to this Form 10-KSB amends and restates Items 6 and 7 of our Form 10-KSB/A Amendment No. 2 filed on April 13, 2006. The gain on discontinued operations in 2003 of $881,992 was restated to record the gain in the consolidated statement of operations and remove it from the consolidated statement of stockholders' deficiency. In addition, the reserve for collection of options was restated to record the reserve of $132,500 in the consolidated statement of operations. This Amendment No. 3 continues to reflect the circumstances as of the date of the original Form 10-KSB filing and does not reflect events occurring after such filing nor does it update those disclosures in any way.


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

Item 3.  Legal Proceedings

         Suppliers

         On May 30, 2003 Demkin Printing filed a complaint against Healthcare Dialog in the Supreme Court of the State of New York, New York County. The complaint sought $85,076 for printing services and attorney's fees. The Company has filed an answer and agreed to settle the claim for $69,353. As of December 31, 2004 the balance remaining was $9,031.

         In February of 2004 Healthcare Dialog received a summons from the Civil Court of New York County of New York. Darbert Offset Corp. sought seeking payment of $14,241 for printing materials between April and August of 2003. In May 2004, the claim was settled for $15,328.00, which was paid in full.

         In December of 2001 PVD and Partners (PVD) and Wells Fargo Financial Leasing, Inc entered into an equipment lease agreement for a Cannon 1150 Color Laser Copier. PVD in July 2003 stopped marking payments on the lease. At that time $44,053.05 in payments and $5,169.56 in taxes was due to the leaseholder. The residual value of the equipment was at that time $17,454.03. Including other expenses Wells Fargo was seeking $93,564. In March of 2004 Healthcare Dialog entered into an agreement with Wells Fargo to pay $60,000 over 12 payments of $5,000 each to settle the matter. Healthcare Dialog will take title to the equipment once the final payment is made. As of the end of 2004, $10,000.00 remained to be paid.

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

         Prior to the acquisition of Healthcare Horizon, a judgment was awarded to Chriscom, Inc. In December 2003 Chriscom named Dialog Group in its suit. Dialog Group will pay $6,500 to gain a release from this suit. On April 12th, 2003 Dialog Group was informed Chriscom hired a new attorney who filed a civil action with the Superior Court of New Jersey Division: Bergen County naming both Dialog Group and Healthcare Dialog in an effort to collect on payments due from Healthcare Horizons, a former subsidiary. This action has been settled and paid in full

         Except as specified above, there are no material presently pending legal proceedings to which Dialog Group is a party, or to which any of its properties or assets are subject.

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



                                  High Bid                     Low Bid
------------------------ ---------------------------- --------------------------
2004
    First Quarter        $0.12                        $ 0.01
    Second Quarter       $ 0.085                      $ 0.01
    Third Quarter        $ 0.155                      $ 0.03
    Fourth Quarter       $ 0.11                       $ 0.033
------------------------ ---------------------------- --------------------------
2003
    First Quarter        $ 0.51                       $0.15
    Second Quarter       $0.35                        $0.13
    Third Quarter        $0.35                        $0.09
     Fourth Quarter      $0.13                        $0.05
------------------------ ---------------------------- --------------------------


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

          Dialog Group's consolidated operations reflected in this year's financial statements include, for the purposes of this discussion, only both its remaining divisions. Also because of the accounting rules, the consolidated results of operations for the year ended December 31, 2003 as presented include the results of operations for Healthcare Dialog, Inc. for all of 2003 but only include the ten months from March 1 to December 31, 2003 for Dialog Group, Inc. itself and its Mail Mogul and IP2M subsidiaries. These reports also exclude the results of operations for the two subsidiaries which were sold before the end of the 2003 fiscal year. Their operating results are included in discontinued operations together with the gain or loss on the sale of these subsidiaries. Dialog Group's consolidated balance sheet for both 2003 and 2004 include only the remaining units.

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

         Finally, in 2003, the Company did not properly account for the acquisitions made in March of that year. As a result, an additional $506,918 of goodwill should have arisen from the acquisition. That amount also should have been written off at the end of 2003 when all goodwill arising from the acquisition was eliminated. Additionally the Company erroneously accounted for part of the gain on disposition of discontinued operations through stockholders' deficit as opposed to recording the gain in the consolidated statement of operations. Therefore, the Loss from Discontinued Operations and Total Net Loss for 2003 have both increased accordingly.

Results of Operations

Dialog Group

         Income Statement Item           Fiscal Year 2004    Fiscal Year 2003
         ---------------------           ----------------    ----------------
         Revenue                         $      7,904,000    $      6,340,000
         ----------------------------    ----------------    ----------------
         Cost of Sales                          3,385,000           4,393,000
         ----------------------------    ----------------    ----------------
         Operating Expenses                     5,338,124           9,869,000
         ----------------------------    ----------------    ----------------
         Result of Operations                    (818,293)         (7,922,000)
         ----------------------------    ----------------    ----------------
         Net Other Income                          32,000             122,000
         ----------------------------    ----------------    ----------------
         Discontinued Operations                 (632,000)          1,481,953
         ----------------------------    ----------------    ----------------
         Net Result                      $     (1,418,424)   $     (6,318,000)
         ----------------------------    ----------------    ----------------

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

         Operating Expenses for the year ended December 31, 2004 was $5,338,000 compared with $9,869,000 for the same period ended December 31, 2003. The company invested in additional sales staff, in an online data delivery platform, and a more extensive marketing program in 2004. In 2003, approximately $5,016,000 was charged to loss on goodwill and fixed asset impairment.

         Losses from Operations were ($818,293) for the year ended December 31, 2004 compared with $7,922,000 for the year ended December 31, 2003, an improvement of over $7,103,707. This is the result of improved margins along with a loss on goodwill and fixed asset impairment charges in 2003.

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

         The Net Loss before inactive and discontinued operations was $786,000 for the year ended December 31, 2004 compared with $7,800,000 in the year ended December 31, 2003. The $632,000 loss on inactive operations and discontinued operations increased 2004's overall Net Loss to $1,418,000. In 2003, there was a gain on discontinued and inactive operations of $1,470,000, reducing the final Net Loss to $6,318,000.

         The net loss for 2004 represents an improvement of approximately $4,900,000 from the same period a year ago. This is result of approximately $5,016,000 charged to loss on goodwill and fixed asset impairment during 2003.

          Data Dialog Division:

         Income Statement Item                        Fiscal Year 2004                    Fiscal Year 2003
         ---------------------                        ----------------                    ----------------

                                                Mail Mogul         Data Dialog    Mail Mogul Only from March 1 to
                                                                                              year end
         ---------------------------------- ------------------- ----------------- ---------------------------------
         Revenue                                $3,180,000            $994,000                $2,674,000
         ---------------------------------- ------------------- ----------------- ---------------------------------
         Cost of Sales                           1,388,000             352,000                 1,484,000
         ---------------------------------- ------------------- ----------------- ---------------------------------
         Operating Expenses                      1,182,000           1,211,000                 1,050,000
         ---------------------------------- ------------------- ----------------- ---------------------------------
         Result of Operations                      610,000           (569,000)                   140,000
         ---------------------------------- ------------------- ----------------- ---------------------------------
         Net Other Income                         (10,000)             (7,000)                       -0-
         ---------------------------------- ------------------- ----------------- ---------------------------------
         Gain on Discontinued Operations                                                         136,000
         ---------------------------------- ------------------- ----------------- ---------------------------------
         Net Result                                600,000           (576,000)                   276,000
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

         The Operating Expenses for Mail Mogul during the year of 2004 were $1,182,000 up from the $1,050,000 of 2003. The increase is in line with the increase in sales

         Data Dialog's Operating Expense level for 2004 was $1,211,000, of which $930,000 was for marketing. The level through the end of the first full year of operations still remains high relative to sales.

         Mail Mogul's Income from Operations for the year ended December 31, 2004 was $610,000 compared with $139,000 for 2003. The $220,000 of internal cost transfers in 2004, which were not made in 2003, impacted the comparison.

         Data Dialog's Loss from Operations was $569,000 for its first year, 2004. Investments made in sales staff and an online platform requires a dollar sales level above that reached during the first year in order for this group to show a profit.

         In 2003, Mail Mogul enjoyed a gain on discontinued operations of 136,000. There was none if 2004.

         Mail Mogul's Net Income for the year ended December 31, 2004 was $600,000 compared with a Net Income of $276,000 for 2003.

         Data Dialog's annual Net Loss for 2004 was $576,000, including $9,000 of Interest Expense.

         Healthcare Dialog Division

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

         In April 2005, Pearl Street Holdings plc, an English company controlled by Stephen Dean and Vince Nicholls lent Dialog Group $550,000 and purchased $555,000 of the Company's Convertible Notes from the Griffin Crossover Fund, LLC. These notes are convertible into 110,500,000 shares of Dialog Group, Inc. common stock. Pearl could own, after conversion of all its notes, almost 41% of the Dialog Group common stock, representing about 25 % of the total voting shares. At that time, Pearl, and its directors and officers, Stephen Dean and Vince Nichols, would be included in the control group of Dialog Group. Dialog Group's current Board of Directors had nominated John Hand, the person designated by Pearl for election as a director at the October 25th, 2005 annual meeting and have agreed to continue to elect him or another Pearl designee so long as Pearl Street Holdings owns or can obtain on exercise of instruments already owned at least twenty-five percent of the fully diluted common stock of Dialog Group.

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

         In addition, the Company has not adopted a Code of Ethics for its principal officers for many of the same reasons. This is a small business and the lack of independent directors for the reasons set forth above and the costs associated with the drafting and approval of a Code make the costs of adoption exceed the benefits.

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

Name                   Date            Class of Shares              Number of Shares
----                   ----            ---------------              ----------------
Peter DeCrescenzo      March 2004      Common                       200,000
                       May 2004        Common                       301,627
                       May 2004        Options to purchase Common   200,000
                       June 2004       Common                       3,983,937
                       December 2004   Convertible Note             $50,000
                       January 2005    Common                       759,484
                       March 2005      Common                       17,153,846
                       April 2005      Convertible Note             $100,000
                       June 2005       Common                       320,000
                       July 2005       Common                       475,000
Vincent DeCrescenzo
                       May 2004        Common                       25,136
                       May 2004        Options to purchase Common   250,000
                       June 2004       Common                       2,932,147
                       December 2004   Convertible Note             $30,000
                       January 2005    Common                       63,290
                       March 2005      Common                       8,292,308


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

                                                SUMMARY COMPENSATION TABLE
------------------------------- ----------- ---------------------------------------------- --------------------------------

                                                         Annual Compensation                      Long Term Awards
-------------------------------- ---------- ------------------- -------- ------------------ ----------------- -------------
                                                                                               Securities
Name and                          Fiscal                                   Other Annual        Underlying      All other
Principal Position                 Year           Salary         Bonus   Compensation ($)       Options       Compensation
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

             Name and Address of Beneficial Owner       Amount and Nature of         Percent of Class
                                                       Beneficial Ownership (1)             (1)
             ---------------------------------------- ------------------------------- -------------------
             Peter V. DeCrescenzo
             257 Park Avenue South                             65,261,679 (2)              14.6 %
             New York, NY 10010
             ---------------------------------------- ------------------------------- -------------------
             Peter Bordes
             151 Lafayette Street, 2nd Floor                   42,883,000 (3)               9.6 %
             New York, NY 10013
             ---------------------------------------- ------------------------------- -------------------
             Jivan Manhas
             2 St. Clair Avenue East, Suite 800                21,042,844 (4)               4.7 %
             Toronto, Ontario Canada M4T 2T5
             ---------------------------------------- ------------------------------- -------------------
             Matthew Weis
             2 St. Clair Avenue East, Suite 800                21,042,844 (5)               4.7 %
             Toronto, Ontario Canada M4T 2T5
             ---------------------------------------- ------------------------------- -------------------
             Vincent DeCrescenzo
             257 Park Avenue South                             19,493,086 (6)               4.4 %
             New York, NY 10010
             ---------------------------------------- ------------------------------- -------------------

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

                                Number of securities to be                                   Number of securities
                                  issued upon exercise of     Weighted-average exercise    remaining available under
                                   outstanding options,         price of outstanding       equity compensation plans
                                    warrants and rights         options, warrants and        (excluding securities
                                                                       rights               reflected in column (a)
                                            (a)
        Plan Category                                                    (b)
------------------------------- ---------------------------- ---------------------------- ----------------------------
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

Apartment Rentals

         During 2004, the Company rented one executive apartment for the entire year and one apartment until March 2004 from Verdi Realty, a company controlled by the DeCrescenzo brothers. During the fiscal year, the Company paid a total of $26,900 in rent for twelve months occupancy of one of these apartments and 3 months in the other. This is believed by management to be below the current market price for these units. In March, one apartment was sold. Since then, Mr. Peter DeCrescenzo has received a monthly living allowance to replace the apartment previously provided to him.

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

         Apartment Rentals

         During 2003, the Company rented two executive apartments from Verdi Realty, a company controlled by the DeCrescenzo brothers. During the fiscal year, the Company paid $45,600 in rent for these apartments. This is believed by management to be below the current market price for these units.

Item 13. Exhibits

Exhibit  Description                                                                   Page
Number

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

2.3      Agreement for Merger dated February 24, 2003 among Dialog Group,  Inc.,         X
         a Delaware corporation ("DGI"), IP2M Acquisition Corp. ("Acquisition"), a Delaware  corporation,  IP2M, Inc., a Delaware corporation  ("IP2M"), and Robin Smith,  William  Donovan,  Five Don, Ltd. (a/k/a 5 Don Ltd.),
         Cameron Bevis, and Art Sadin - Incorporated by reference from Report on
         Form 8-K filed on March 15, 2003

3(i).1   Amended  and  Restated  Articles of  Incorporation  -  Incorporated  by         X
         reference from Interim Report on Form 8-K filed on March 14, 2003

3(i).2   Certificate of Designation of Class C-1 Preferred  Stock - Incorporated         X
         by reference  from the initial  filing of  registration  statement file number 333-106490

3(i).3   Certificate of Designation of Class C-2 Preferred  Stock - Incorporated         X
         by reference  from the initial  filing of  registration  statement file number 333-106490

3(i).4   Certificate of Designation of Class C-3 Preferred  Stock - Incorporated         X
         by reference  from the initial  filing of  registration  statement file number 333-106490

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




3(i).8   Certificate of Elimination of Classes C-1, C-1, and C-3 Preferred Stock         X
         Incorporated  by reference from Amendment No.1 to Annual Report on Form
         10-KSB filed on October 3, 2005.

3(i).9   Certificate of Amendment for Increased Shares Incorporated by reference         X
         from Amendment No.1 to Annual Report on Form 10-KSB filed on October 3,
         2005.

3(ii).1  By-laws -  Incorporated  by reference  from Interim  Report on Form 8-K         X
         filed on March 14, 2003

4.1      Instruments  defining the rights of security  holders - Incorporated by         X
         reference from Exhibit 3(i).1 through Exhibit 3(i).10.

10       Material contracts

10.1     Employment Agreement for Peter V. DeCrescenzo Incorporated by reference         X
         from the Annual Report on Form 10-KSB filed on April 14, 2003

10.2     Employment Agreement for Vincent DeCrescenzo  Incorporated by reference         X
         from the Annual Report on Form 10-KSB filed on April 14, 2003

10.3     Employment  Agreement for Cindy  Lanzendoen  Incorporated  by reference         X
         from the Annual Report on Form 10-KSB filed on April 14, 2003

10.5     2002 Stock Option Plan, as amended-  Incorporated by reference from the         X
         initial filing of registration statement file number 333-106490

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

10.9     Guarantee Agreement with Vincent DeCrescenzo  Incorporated by reference         X
         from Amendment No.1 to Annual Report on Form 10-KSB filed on October 3,
         2005.

21.1     Subsidiaries of the registrant                                                  46
         ------------------------------

31(i)    302 Certification of Chief Executive Officer                                    47




31(ii)   302 Certification of Chief Financial Officer                                    49

32(i)    906 Certification of Chief Executive Officer                                    51

32(ii)   906 Certification of Chief Financial Officer                                    51

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

                         PART F/S - Financial Statements

                     DIALOG GROUP INC. FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

                                                                     Page

Independent Auditors' Report                                          F-1

Consolidated Balance Sheet                                            F-2

Consolidated Statements of Operations and Comprehensive Loss          F-3

Consolidated Statements of Stockholders' Deficiencies                 F-4

Consolidated Statements of Cash Flows                                 F-5

Notes to Consolidated Financial Statements                        F-6 to F-32

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DIALOG GROUP, INC.

Date: June 22, 2006
                                     By: /s/ Peter V. DeCrescenzo
                                         ---------------------------------------
                                         Peter V. DeCrescenzo, President and
                                         Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed bellow by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                     Title                  Date
---------                                     -----                  ----


/s/ Peter V. DeCrescenzo             Chief Executive Officer     June 22, 2006
--------------------------------
Peter V. DeCrescenzo


/s/  Vincent DeCrescenzo                 Chief Financial         June 22, 2006
--------------------------------     and Accounting Officer
Vincent DeCrescenzo

                                INDEX TO EXHIBITS


  Exhibit      Page
  Number       Number                Description
  ---------    ------   --------------------------------------------

  21.1            46    Subsidiaries of the registrant
 31(i)            47    302 Certification of Chief Executive Officer
 31(ii)           49    302 Certification of Chief Financial Officer
 32(i)            51    906 Certification of Chief Executive Officer
 32(ii)           51    906 Certification of Chief Financial Officer

              [LETTERHEAD OF BERENFELD, SPRITZER, SHECHTER & SHEER]

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

As discussed in Note 19 to the financial statements, certain errors resulting in overstatement of accounts receivable, accounts payable and accrued expenses and understatement of net income as of December 31, 2004, were discovered by management of the Company after April 1, 2005. Accordingly, adjustments have been made to the consolidated balance sheet of Dialog Group, Inc. and Subsidiaries as of December 31, 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended to correct the errors.

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 2004

                                     ASSETS

CURRENT ASSETS:
  Cash                                                             $    131,690
  Accounts receivable (Net)                                             608,985
  Prepaid expenses and other current assets                              68,114
                                                                   ------------
     Total current assets                                               808,789
                                                                   ------------

PROPERTY AND EQUIPMENT, NET                                              42,087

OTHER ASSETS:
  Data Assets (Net)                                                     521,978
  Website (Net)                                                         106,364
  Security Deposits                                                      75,338
                                                                   ------------
    Total other assets                                                  703,680
                                                                   ------------

TOTAL ASSETS                                                       $  1,554,556
                                                                   ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable                                                 $  1,615,925
  Accrued expenses                                                      945,160
  Deferred revenue                                                      808,490
  Current notes and loans payable                                       226,915
  Current liabilities due to related parties                            113,011
  Other current liabilities                                              18,139
                                                                   ------------
     Total current liabilities                                        3,727,640
                                                                   ------------

LONG TERM DEBT
  Griffin Xover Fund 5% Convertible Note-related party                  510,000
  Convertible Note-related parties                                      118,045
                                                                   ------------
     Total Long Term Debt                                               628,045
                                                                   ------------

STOCKHOLDERS' DEFICIENCY:
  Preferred stock, $.001 par value; 1,500,000 Authorized                    313
       Class B, 312,372 Shares Issued and Outstanding
       Class E, 200 Shares Authorized,
        99.5   Shares issued and Outstanding
  Common stock, $.001 par value, 200,000,000 Shares Authorized;         116,673
      116,672,283 Shares Issued and Outstanding
  Additional paid-in-capital                                          7,516,632
  Accumulated deficit                                               (10,434,747)
                                                                   ------------
Total stockholders' deficiency                                       (2,801,129)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                     $  1,554,556
                                                                   ============

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 and 2003

                                                                                     2004            2003
                                                                                 ------------    ------------
REVENUES                                                                         $  7,904,447    $  6,340,260

COST OF REVENUES                                                                    3,384,616       4,393,031
                                                                                 ------------    ------------

GROSS PROFIT                                                                        4,519,831       1,947,229
                                                                                 ------------    ------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                        5,338,124       4,880,604

LOSS ON GOODWILL IMPAIRMENT                                                                --       4,988,514
                                                                                 ------------    ------------

LOSS FROM OPERATIONS                                                                 (818,293)     (7,921,889)

OTHER INCOME (EXPENSES):

    Interest expense                                                                  (90,018)             --
    Other expense                                                                      (2,155)       (103,483)
    Other income                                                                        1,952         224,989
    Litigation Settlement Income                                                      122,710              --
                                                                                 ------------    ------------

       Total Other Income (Expenses)                                                   32,489         121,506

LOSS FROM CONTINUING OPERATIONS                                                      (785,804)     (7,800,383)
                                                                                 ------------    ------------

INACTIVE AND DISCONTINUED OPERATIONS
    Income (Loss) from inactive operations                                       $     10,394
    Income (loss) from operations of discontinued operations                         (643,014)         12,168
    Gain on disposal of discontinued operations                                            --       1,469,785
                                                                                 ------------    ------------
       Total Gain or (Loss) from inactive and discontinued operations                (632,620)      1,481,953

NET LOSS                                                                           (1,418,424)     (6,318,430)
                                                                                 ============    ============

    Preferred E Series share dividends                                               (145,200)        (34,800)
    Interest paid on convertible notes                                                  6,388               0
                                                                                 ------------    ------------

    Income/(loss) applicable to common shareholders from continuing operations       (785,804)     (7,835,183)

    Inactive and discontinued operations                                             (632,620)      1,481,953
                                                                                 ------------    ------------

                                                                                 ------------    ------------
    Net Income/(loss) applicable to common shareholders                            (1,557,236)     (6,353,230)
                                                                                 ============    ============


EARNINGS/( LOSS) PER SHARE, BASIC AND DILUTED ON NET INCOME/(LOSS)               $      (0.01)   $      (0.10)
                                                                                 ============    ============
FROM CONTINUING OPERATIONS

EARNINGS/(LOSS) PER SHARE ON DISCONTINUED OPERATIONS, BASIC AND DILUTED          $      (0.01)   $       0.02
                                                                                 ============    ============

NET EARNINGS/( LOSS) PER SHARE, BASIC AND DILUTED                                $      (0.01)   $      (0.08)
                                                                                 ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING,                              98,557,402      70,988,837
                                                                                 ============    ============
BASIC AND DILUTED

                       DIALOG GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 and 2004

                                                                 CLASS B                           CLASS E
                                                             PREFERRED STOCK                   PREFERRED STOCK
                                                     -------------------------------   -------------------------------
                                                         SHARES           AMOUNT           SHARES           AMOUNT
                                                     --------------   --------------   --------------   --------------
DGI Balance at December 31, 2002                            223,820   $          224               --   $           --

Shares issued in acquistion of IP2M                          47,905               48               --               --
                                                     --------------   --------------   --------------   --------------

DGI capital prior to HDC acquisition                        271,725              272               --               --

HDC capital prior to merger                                      --               --               --               --
                                                     --------------   --------------   --------------   --------------

Combined capital                                            271,725              272               --               --

Shares isued in acquisition of HDC                          183,235              183

Reverse merger adjustments                                       --               --               --               --

Conversion of preferred stock to common                    (165,138)            (165)              --               --

Shares issued in acquistion of HCH                           10,779               11               --               --

Shares issued in acquistion of Azimuth                       21,557               21               --               --

Shares and warrants issued for
         cash ($0.15 per share)                                  --               --               --               --

Shares issued for cash:
         $0.0529 per share                                       --               --               --               --
         $0.06 per share                                         --               --               --               --
         $0.08 per share                                         --               --               --               --
         $0.0805 per share                                       --               --               --               --
         $0.0921 per share                                       --               --               --               --
         $0.10 per share                                         --               --               --               --
         $0.15 per share                                         --               --               --               --
         $0.525 per share                                        --               --               --               --

Issuance of stock options                                        --               --               --               --

Cashless exercise of warrant                                     --               --               --               --

Shares issued for services                                       --               --               --               --

Shares issued in lieu of director compensation                   --               --               --               --

Shares and warrants issued for commission                        --               --               --               --

Conversion of fees payable to director                           --               --               --               --

Conversion of accounts payable and
accrued payroll to Series E preferred shares                     --               --               87               --

Conversion of accrued salary to
common shares                                                    --               --               --               --

Issuance of penalty shares                                       --               --               --               --

Cancellation of shares                                           --               --               --               --

Dividends                                                        --               --               --               --

Compensation expense                                             --               --               --               --

Foreign currency loss                                            --               --               --               --

Net loss                                                         --               --               --               --
                                                     --------------   --------------   --------------   --------------

Balance at December 31, 2003                                322,158   $          322               87   $           --

Shares issued for cash                                                                              4                0
Shares converted from IMX to DGI
Conversion of preferred stock to common                      (9,786)              (9)
Conversion of accrued settlment to preferred stock                                                 10
Conversion of accrued payroll to preferred stock                                                    2                0
Conversion of accrued payroll and
accounts payable to common stock
Conversion of notes payable and accrued
interest to common stock
Shares issued in lieu of director compensation
Cashless exercise of options
Exercise of options
Stock options issued for services
Issuance of stock options
Warrants attached to notes payable issued
Outside services cost of new equities
Cancellation of preferred shares                                                                   (3)
Dividends
Net Income/(Loss)                                                --               --               --               --
                                                     --------------   --------------   --------------   --------------

Balance at December 31, 2004                                312,372   $          313              100   $            0
                                                     ==============   ==============   ==============   ==============

                                                                                           ADDITIONAL
                                                                                            PAID-IN
                                                               COMMON STOCK                 CAPITAL           DEFICIT
                                                     --------------------------------    --------------    --------------
                                                         SHARES           AMOUNT
                                                     --------------    --------------
DGI Balance at December 31, 2002                         19,953,718    $       19,954    $   15,787,315    $  (18,568,754)

Shares issued in acquistion of IP2M                       6,780,739             6,781           254,080                --
                                                     --------------    --------------    --------------    --------------

DGI capital prior to HDC acquisition                     26,734,457            26,735        16,041,395       (18,568,754)

HDC capital prior to merger                               1,179,937            11,800         1,755,035        (2,552,587)
                                                     --------------    --------------    --------------    --------------

Combined capital                                         27,914,394            38,535        17,796,430       (21,121,341)

Shares isued in acquisition of HDC                       26,575,219            26,575           990,381                --

Reverse merger adjustments                               (1,179,937)          (11,800)      (15,570,692)       18,568,754

Conversion of preferred stock to common                   6,605,520             6,605            (6,440)               --

Shares issued in acquistion of HCH                        1,769,131             1,769           262,253                --

Shares issued in acquistion of Azimuth                    3,538,261             3,538           524,508                --

Shares and warrants issued for
         cash ($0.15 per share)                           4,030,483             4,030           590,321                --

Shares issued for cash:
         $0.0529 per share                                  230,998               231            13,629                --
         $0.06 per share                                  2,624,828             2,625           146,525                --
         $0.08 per share                                  1,661,544             1,662           117,970                --
         $0.0805 per share                                  450,498               450            32,189                --
         $0.0921 per share                                  639,285               639            52,367                --
         $0.10 per share                                     20,000                20             9,980                --
         $0.15 per share                                  2,299,999             2,300           342,700                --
         $0.525 per share                                 1,911,467             1,913            98,439                --

Issuance of stock options                                        --                --             9,535                --

Cashless exercise of warrant                                270,498               270                --                --

Shares issued for services                                4,849,474             4,850           328,269                --

Shares issued in lieu of director compensation              288,000               288            34,378                --

Shares and warrants issued for commission                 1,100,000             1,100            35,400                --

Conversion of fees payable to director                      423,620               424            71,576                --

Conversion of accounts payable and
accrued payroll to Series E preferred shares                     --                --           867,501                --

Conversion of accrued salary to
common shares                                                78,429                78            13,333                --

Issuance of penalty shares                                  196,200               196                --                --

Cancellation of shares                                     (485,000)             (485)         (136,233)               --

Dividends                                                        --                --                --           (34,800)

Compensation expense                                             --                --                --                --

Foreign currency loss                                            --                --                --            34,694

Net loss                                                         --                --                --        (6,318,430)
                                                     --------------    --------------    --------------    --------------

Balance at December 31, 2003                             85,812,911    $       85,813    $    6,624,319    $   (8,871,123)

Shares issued for cash                                                                           35,000
Shares converted from IMX to DGI                             41,715                42               (42)
Conversion of preferred stock to common                     391,721               365              (356)
Conversion of accrued settlment to preferred stock                                               21,250
Conversion of accrued payroll to preferred stock                                                 20,000
Conversion of accrued payroll and
accounts payable to common stock                         16,528,965            16,556           355,502
Conversion of notes payable and accrued
interest to common stock                                  4,115,178             4,115            79,555
Shares issued in lieu of director compensation            2,000,000             2,000
Cashless exercise of options                                500,000               500              (500)
Exercise of options                                       3,333,333             3,333           196,667
Reserve for collection on payment of options                                                   (132,500)
Stock options issued for services                                                                30,000
Issuance of stock options                                                                         1,764
Warrants attached to notes payable issued                                                         9,096
Outside services cost of new equities                                                            (1,675)
Cancellation of preferred shares                                                                (30,000)
Dividends                                                 3,948,460             3,948           176,052          (145,200)
Net Income/(Loss)                                                --                --                --        (1,418,424)
                                                     --------------    --------------    --------------    --------------

Balance at December 31, 2004                            116,672,283    $      116,672    $    7,516,632    $  (10,434,747)
                                                     ==============    ==============    ==============    ==============

                                                      ACCUMULATED
                                                         OTHER
                                                     COMPREHENSIVE       DEFERRED
                                                         INCOME        COMPENSATION         TOTAL
                                                     --------------   --------------   --------------
DGI Balance at December 31, 2002                     $       34,694   $     (150,372)  $   (2,876,939)

Shares issued in acquistion of IP2M                              --               --          260,909
                                                     --------------   --------------   --------------

DGI capital prior to HDC acquisition                         34,694         (150,372)      (2,616,030)

HDC capital prior to merger                                      --               --         (785,752)
                                                     --------------   --------------   --------------

Combined capital                                             34,694         (150,372)      (3,401,782)

Shares isued in acquisition of HDC                                                          1,017,139

Reverse merger adjustments                                       --               --        2,479,344

Conversion of preferred stock to common                          --               --               --

Shares issued in acquistion of HCH                               --               --          264,033

Shares issued in acquistion of Azimuth                           --               --          528,067

Shares and warrants issued for
         cash ($0.15 per share)                                  --               --          594,351

Shares issued for cash:
         $0.0529 per share                                                                     13,860
         $0.06 per share                                         --               --          149,150
         $0.08 per share                                         --               --          119,632
         $0.0805 per share                                       --               --           32,639
         $0.0921 per share                                       --               --           53,006
         $0.10 per share                                         --               --           10,000
         $0.15 per share                                         --               --          345,000
         $0.525 per share                                        --               --          100,352

Issuance of stock options                                        --               --            9,535

Cashless exercise of warrant                                     --               --              270

Shares issued for services                                       --               --          333,119

Shares issued in lieu of director compensation                                                 34,666

Shares and warrants issued for commission                        --               --           36,500

Conversion of fees payable to director                                                         72,000

Conversion of accounts payable and
accrued payroll to Series E preferred shares                     --               --          867,501

Conversion of accrued salary to
common shares                                                    --               --           13,411

Issuance of penalty shares                                       --               --              196

Cancellation of shares                                           --               --         (136,718)

Dividends                                                        --               --          (34,800)

Compensation expense                                             --          150,372          150,372

Foreign currency loss                                       (34,694)                               --

Net loss                                                         --               --       (6,693,504)
                                                     --------------   --------------   --------------

Balance at December 31, 2003                         $           --   $           --   $   (2,160,669)

Shares issued for cash                                                                         35,000
Shares converted from IMX to DGI                                                                   --
Conversion of preferred stock to common                                                            --
Conversion of accrued settlment to preferred stock                                             21,250
Conversion of accrued payroll to preferred stock                                               20,000
Conversion of accrued payroll and
accounts payable to common stock                                                              372,058
Conversion of notes payable and accrued
interest to common stock                                                                       83,670
Shares issued in lieu of director compensation                                                  2,000
Cashless exercise of options                                                                       --
Exercise of options                                                                           200,000
Stock options issued for services                                                              30,000
Issuance of stock options                                                                       1,764
Warrants attached to notes payable issued                                                       9,096
Outside services cost of new equities                                                          (1,675)
Cancellation of preferred shares                                                              (30,000)
Dividends                                                                                      34,800
Net Income/(Loss)                                                --               --       (1,285,924)
                                                     --------------   --------------   --------------

Balance at December 31, 2004                         $           --   $           --   $   (2,801,129)
                                                     ==============   ==============   ==============

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                2004           2003
                                                                             -----------    -----------
Cash Flows from Operating Activities:

     Loss from continuing operations                                         $  (785,804)   $(7,800,383)
     Gain/(Loss)from Discontinued Operations                                    (643,014)     1,481,953
     Gain/(Loss)from Inactive Operations                                          10,394
                                                                             -----------    -----------
     Net Loss                                                                 (1,418,424)    (6,318,430)

     Adjustments to reconcile net loss
        to net cash used in operating activities of continuing operations:
        Gain on debt settlement                                                       --       (185,789)
        Loss on fixed asset impairment                                                           56,938
        Loss on goodwill impairment                                                           4,988,514
        Depreciation and amortization                                            349,320        285,641
        Bad debt expense                                                          69,764       137,963
        Common stock, warrants and stock options issued for services                  --        414,090
     Changes in operating assets and liabilities: (Increase) Decrease
        Accounts receivable                                                      170,630       (324,930)
        Prepaid and other current assets                                          19,477         22,291
         Other current receivables                                                14,004         18,515
        Accounts payable and accrued expenses: Increase (Decrease)               309,410        410,283
        Current liabilities - Due to related parties                             108,091             --
        Other current liabilities                                                  5,639        (22,722)
        Deferred revenues                                                         50,950       (258,099)
                                                                             -----------    -----------
                                                                                (321,139)      (775,735)
                                                                             -----------    -----------
Cash Flows from Investing Activities of Continuing Operations:
        Purchase of property and equipment                                       (36,828)      (148,433)
        Purchase of database                                                    (144,424)      (180,620)
        Settlement/(Issuance) of note receivable                                 100,000       (100,000)
        Website development                                                      (42,000)      (122,792)
                                                                             -----------    -----------
                                                                                (123,252)      (551,845)
                                                                             -----------    -----------
Cash Flows from Financing Activities of Continuing Operations:
        Proceeds from Issuance of Convertivble Debt                              510,000
        Proceeds from Issuance of Convertivble Debt to Related Parties           118,045             --
        Short Term Borrowing, net                                                 (3,262)      (232,832)
        Issuance of stock for settlement of debt                                (298,448)
        Proceeds from sale of common stock                                       102,500      1,418,040
                                                                             -----------    -----------
                                                                                 428,835      1,185,208
                                                                             -----------    -----------
Change in net cash of discontinued operations                                         --        (21,978)


Increase (decrease) in cash and cash equivalents                                 (15,556)      (164,350)

Cash and cash equivalents, beginning of year                                     147,246        311,596
                                                                             -----------    -----------

Cash and cash equivalents, end of year                                       $   131,690    $   147,246
                                                                             ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid during the period                                              $    90,018    $     5,297
Income Taxes Paid During the Period                                                   --             --

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES:
 Shares Issued in Acquisition of HCD                                                          1,017,139
 Shares Issued in Acquisition of IP2M                                                           260,909
 Shares Issued in Acquisition of HCH                                                            264,033
 Shares Issued in Acquisition of Azimuth                                                        528,067
 Conversion of Accounts Payable into Series E Preferred Stock                               $   867,501
 Conversion of Accrued Expenses into Common Stock                            $   232,850    $    85,607
 Conversion of Accrued Expenses into Series E Preferred Stock                $   163,960    $   148,370
 Conversion of Accounts Payable to Common Stock                              $   109,380
 Conversion of Series B Preferred to Common Stock                            $       138    $   143,739
 Notes Payable - Advantage Fund (re: IP2M Acq.) Converted Equity             $    75,000
 Class E Dividends Payable Converted to Equity                               $   180,000

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

                       DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

                                                      Year             Year
                                                     Ended            Ended
                                                  December 31,     December 31,
                                                      2004             2003
                                                 --------------   --------------
Preferred stock                                      20,826,154       19,925,932

Warrants                                              6,381,865        2,854,140
Stock options                                         3,377,500        1,552,500
Convertible notes                                    11,134,083        1,818,182
                                                 --------------   --------------

Total                                                41,719,602       26,150,754
                                                 ==============   ==============

                                                                                 Twelve Months Ended
                                                                                     December 31,
                                                                                2004            2003
                                                                            ------------    ------------
Numerator:
        Income/(loss) from continuing operations                            $   (785,804)   $ (7,800,383)
        Preferred E Series share dividends                                      (145,200)        (34,800)
        Interest paid on convertible notes                                         6,388               0
                                                                            ------------    ------------
        Income/(loss) applicable to common shareholders
        from continuing operations                                              (924,616)     (7,835,183)
        Inactive and discontinued operations                                    (632,620)      1,469,785
                                                                            ------------    ------------
        Net Income/(loss) applicable to common shareholders                 $ (1,557,236)   $ (6,353,230)

Denominator:
        Basic earning(loss) per share-weighted average shares                 98,557,402      70,988,837
        Effect of dilutive securities:
                Convertible notes                                                      0               0
                Preferred stock                                                        0               0
                Share options                                                          0               0
                Warrants                                                               0               0
                                                                            ------------    ------------
        Diluted  earning(loss) per share-adjusted weighted average shares
        and assumed conversions                                               98,557,402      70,988,837

Earnings(loss) per share data:
        Basic-continuing operations                                         $      (0.01)   $      (0.10)
        Basic-inactive and discontinued operations                                 (0.01)           0.02
                                                                            ------------    ------------
        Basic                                                               $      (0.01)   $      (0.08)

        Diluted-continuing operations                                       $      (0.01)   $      (0.10)
        Diluted-inactive and discontinued operations                               (0.01)           0.02
                                                                            ------------    ------------
        Diluted                                                             $      (0.01)   $      (0.08)

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

                                                                                   (Restated for
                                                                                    Discontinued
                                                                                     Operations)
                                                                 Twelve months      Twelve months
                                                                     Ending             Ending
                                                                  December 31,       December 31,
                                                                      2004               2003
REVENUE                                                         $     7,904,447    $     6,340,260

COST OF SALES                                                         3,384,616          4,393,031
                                                                ---------------    ---------------

GROSS PROFIT                                                          4,519,831          1,947,229
                                                                ---------------    ---------------

OPERATING EXPENSES:
Loss on Goodwill Impairment                                                   0          4,988,514
Other Selling, General, and Administrative Expenses                   5,338,124          4,880,604
                                                                ---------------    ---------------
TOTAL OPERATING EXPENSE                                               5,205,524          9,869,118
                                                                ---------------    ---------------

INCOME (LOSS) FROM OPERATIONS                                          (818,293)        (7,921,889)
                                                                ---------------    ---------------

Other Income (Expenses):
Interest expenses                                                       (90,018)                 0
Other expenses                                                           (2,155)          (103,483)
Other income                                                              1,952            224,989
Settlement Adjustment                                                   122,710                  0
                                                                ---------------    ---------------
Total other income (expenses)                                            32,489            121,506
                                                                ---------------    ---------------

Net Profit/(Loss) Before Inactive and Discontinued Operations          (785,804)        (7,800,383)

Inactive Operations                                                      10,394                  0
Discontinued Operations                                                (643,014)         1,481,953
                                                                ---------------    ---------------

Net Loss                                                        $    (1,418,424)   $     6,318,430
                                                                ===============    ===============

                       DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

NOTE -3    INACTIVE AND DISCONTINUED SUBSIDARIES

During the fourth quarter of 2004, the Company treated IP2M as a inactive business unit. IP2M did not have operational activity for more than fifteen months. The activities formally conducted by IP2M have been absorbed into the operating activities and results of Healthcare Dialog. This required the elimination of inter-company balances and related transactions of Dialog Group, Healthcare Dialog, and of IP2M.

During the fourth quarter of 2003, the Company discontinued ThinkDirectMarketing, Findstar, QD, and Healthcare Horizons. During 2004, the Company incurred net expenses of approximately $644,000 related to these discontinued business units. Of the total, approximately $659,000 is related to ThinkDirectMarketing accrued expenses for litigation and settlements with former employees and suppliers.

The following table sets forth the components of discontinued operations for the twelve months ending December 31, 2004 and 2003.

                                                            Twelve Months Ended December 31
                                                               2004                2003
Revenues                                                 $              0    $      2,655,450
Cost of Sales                                                           0             806,173
                                                         ----------------    ----------------
Gross Profit                                                            0           1,849,277
Operating Expenses                                                643,014           2,121,635
                                                         ----------------    ----------------
Income/(Loss) from Operations                                    (643,014)           (272,358)
Other Income/(Expenses)                                                 0             284,526
                                                         ----------------    ----------------
Actual Income/(Loss) from Operations                             (643,014)             12,168
Income/(Loss) on Disposal of Discontinued Subsidiaries                  0           1,469,785
                                                         ----------------    ----------------
Income/(Loss) from Discontinued Subsidiaries             $       (643,014)   $      1,481,953
                                                         ================    ================

The table presented below provides the major classes of assets and liabilities that are included in the gain on disposal of discontinued subsidiaries for period ending December 31, 2003.

Major class of assets and liabilities         Data        Software     Healthcare   Total
Current assets                                $5,982133   $2,241,441   $  844,334   $9,067,908
Property and equipment(net)                                  106,816                   106,816
Other assets                                        735                   248,029      248,764
Current liabilities                           7,117,436    1,263,429      995,291    9,376,156

NOTE 4 -   GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements have been presented assuming the continuity of the Company as a going concern. However, the Company has incurred substantial losses resulting in an accumulated deficit of $10,434,747 as of December 31, 2004. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.

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

NOTE 5- PROPERTY AND EQUIPMENT

As of December 31, 2004, property and equipment consisted of the following:

Computer equipment                                                     $ 33,985
Furniture, fixtures, and equipment                                       23,385
                                                                       --------
                                                                         57,370
Accumulated Depreciation                                                (15,283)
                                                                       --------

                                                                       $ 42,087
                                                                       ========

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
                                                                      ---------

                                                                      $ 106,364
                                                                      =========

Amortization expense was $58,432 and $29,573 for the years ended December 31, 2004 and 2003, respectively.

NOTE 7- DATABASES

As of December 31, 2004, the databases consisted of the following:

Databases                                                             $ 960,737
Accumulated amortization                                              $(438,759)
                                                                      ---------
                                                                      $ 521,978
                                                                      =========

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

NOTE 9- ACCRUED LIABILITES

As of December 31, 2004, accrued liabilities consisted of the following:

      Accrued professional fees and other expenses                $ 83,747
      Accrued payroll and payroll taxes                            328,480
      Accrued interest                                              11,056
      Accrued settlements and contingencies                        521,877
                                                                  --------
                                                                  $945,160
                                                                  ========

NOTE 10 - LOANS AND NOTES PAYABLE

Loans and notes payable due to non-related parties consisted of the following as of December 31, 2004.

                       DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

Convertible notes in the aggregate amount of $100,000 due to three former IP2M note holders  assumed by the Company.  The notes are due August 31,  2004.  The notes bear  interest at the rate of 10% per annum.  The notes are  convertible  into shares of the Company's  common stock.  The number of shares to be  issued  upon  conversion  will be  determined  by the closing bid price of the Company's  common stock on the date of conversion.  Each holder is entitled to convert up to 25%
of the  initial  balance  of  the  note  (including  accrued interest)  each  month.  During the  Second  Quarter of 2004
$75,000.00 of Notes were converted to Common Stock                   $    25,000

$115,000  revolving  credit agreement with a commercial bank matured on October 13,  2004.  The Company is  currently  in discussions with the bank. The line of credit bears interest at prime plus 2% per annum and is  personally  guaranteed by
one of the Company's President and C.E.O.                            $   107,116

Small  business  loan  assumed  upon the purchase of Azimuth
Target  Marketing.  The loan bears  interest at prime plus 2
1/4 % per annum, due in equal  installments  over 36 months,
maturing during 2006.                                                $     4,132

$350,000 line of credit with commercial  asset-backed lender with a term of two years beginning  August 2004. The line of credit  bears  interest  at  prime  plus 4% per  annum  plus on-going  fees.  It is  secured  by the  Company's  accounts receivables, equipment, inventory, and up to $150,000 of the debt is personally guaranteed by the President and C.E.O. of
the Company and his spouse.                                         $    90,667
                                                                    -----------
Total loans and notes payable                                       $   226,915

Less: Current maturities                                            $  (226,915)
                                                                    -----------
Long Term Debt                                                      $         0
                                                                    ===========

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

                              Number                  Value
                                of        Value        of
                              Shares       Per         the
Transaction                   Issued      Share    Transaction
                            ----------   -------   -----------
Accounts payable                70,086   $ 0.063   $     4,380   Negotiated settlement with supplier
Accounts payable             2,000,000     0.020        40,000   Negotiated settlement with supplier
Accounts payable             3,250,000     0.020        65,000   Negotiated settlement with supplier
Accrued payroll-
President/CEO                3,983,937     0.020        79,679   Debt conversion to common stock
Accrued payroll- COO/CFO     2,932,147     0.020        58,643   Debt conversion to common stock
Accrued payroll-
employee, related party        156,249     0.020         3,125   Debt conversion to common stock
Accrued payroll-
employee, non-related
party                          165,938     0.020         3,319   Agreed upon accrued payroll settlement
Accrued payroll-
employee, non-related
party                        3,970,608     0.020        79,412   Agreed upon accrued payroll settlement
Shares in lieu of
director's fees              2,000,000     0.020        40,000   No gain or loss is realized
Notes payable and accrued
interest                     4,115,178     0.020        83,670   No gain or loss is realized
                            ----------   -------   -----------
Total                       22,644,143             $   457,228

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

                                  Number of    Value       Value
                                    Shares      Per        of the
Transaction                         Issued     Share    Transaction
-------------------------------   ---------   -------   -----------
Settlement with former employee          10   $ 2,125   $    21,250   $122,710 gain is realized to Litigation Settlement
Accrued payroll-employee                  2    10,000        20,000   No gain or loss is realized
                                  ---------   -------   -----------
Total                                    12             $    41,250

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

              Number of
                Common     Value     Value
                Shares      Per      of the
Transaction     Issued     Share   Transaction    Classification
-----------   ---------   ------   ------------   ------------------------------------
Consulting      500,000   $ 0.06   $     30,500   Expense included in operating income

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

A summary of the status of the Company's stock option plans as of December 31, 2004 and 2003 and changes during the years ending on those dates is presented below:

Stock options activity for 2004 and 2003 at December 31st is as follows:

                                               Number          Weighted Average
                                             Of Shares          Exercise Price
                                         -----------------    -----------------
Balance at January 1, 2003                          93,983    $           3.300

Options Granted During 2003                      2,437,700    $           0.180
Options Forfeited During 2003                     (794,235)   $           0.400

Options Outstanding, December 31, 2003           1,737,448    $           0.180

Options Granted                                  1,925,000    $           0.036
Options Forfeited                                 (199,948)   $           0.443
Options Expired                                          0                    0
Options Exercised                                        0                    0
                                         --------------------------------------
Options outstanding, December 31, 2004           3,462,500    $           0.121
                                         ======================================

                       DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

Stock options outstanding and exercisable at December 31, 2004 are as follows

                   Options       Outstanding                    Options      Exercisable
                 ------------   ------------                  ------------   ------------
                                  Weighted      Weighted                       Weighted
    Range                         Average        Average                        Average
 of Exercise        Shares        Exercise      Remaining       Shares         Exercise
    Price        Outstanding       Price           Life       Outstanding        Price
--------------   ------------   ------------   ------------   ------------   ------------
$3.00 to $4.00         19,800   $      3.120           8.00         15,400   $      3.120
$0.17 to $0.25      1,592,700   $      0.174           9.00      1,061,798   $      0.175
$.036 to $0.05      1,850,040   $      0.037          10.00        583,333   $      0.037
                 ------------   ------------   ------------   ------------   ------------
                    3,462,540   $      0.154           9.34      1,660,531   $      0.154
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

Executive employment contracts at December 31, 2004.
                                                                       Annual
Position                                                            Compensation
----------------------------------------                            ------------
President and C.E.O                                                     $250,000
C.O.O. and C.F.O                                                        $150,000
Administrative Head of Healthcare Dialog                                $150,000
Corporate Secretary                                                     $ 66,000

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

                       DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 14- INCOME TAXES

As of December 31, 2004, the Company had federal and state net operating losses of approximately $10,302,000, that are subject to annual limitations through 2024. The losses are available to offset future taxable income.

The temporary differences that give rise to deferred tax asset and liability at December 31, 2004 are as follows:

Deferred tax asset
Net operating losses                                                $ 2,679,000
Less valuation allowance                                             (2,679,000)
                                                                    -----------
Net deferred tax asset                                              $         0
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

                       DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

           Twelve months ended December 31, 2004

                                                                                                                   Consolidated
                                                              Corporate         Healthcare           Data              Total
REVENUE                                                     $            0    $    3,730,564    $    4,173,883    $    7,904,447

COST OF SALES                                                            0         1,644,886         1,739,730         3,384,616
                                                            --------------    --------------    --------------    --------------

GROSS  PROFIT                                                            0         2,085,679         2,434,153         4,519,831

OPERATING EXPENSES:

Selling, General and Administration Expenses                     2,188,073           757,157         2,392,894         5,338,124
                                                            --------------    --------------    --------------    --------------

TOTAL OPERATING EXPENSE                                          2,188,073           757,157         2,392,894         5,338,124
                                                            --------------    --------------    --------------    --------------


INCOME (LOSS) FROM OPERATIONS                                   (2,188,783)        1,328,522            41,259          (818,293)


Other Income(Expenses)
Interest income                                                          0                 0                 0                 0
Interest expense                                                   (32,311)          (39,628)          (18,080)          (90,019)
Other (expense)                                                     (2,704)             (751)                0            (3,455)
Other income                                                             0             1,952             1,300             3,252
Settlement adjustment                                              122,710                 0                 0           122,710
                                                            --------------    --------------    --------------    --------------

Total other income(expenses)                                        87,695           (38,427)          (16,780)           32,489
                                                            --------------    --------------    --------------    --------------

Income/(Loss) Before Inactive and Discontinued Operations       (2,100,378)        1,290,095            24,479          (785,804)
                                                            --------------    --------------    --------------    --------------

Inactive Operations                                               (542,978)          553,372                 0            10,394
Discontinued operations                                           (650,732)            7,718                 0          (643,014)
                                                            --------------    --------------    --------------    --------------


Net Income/(Loss)                                           $   (3,294,088)   $    1,851,185    $       24,479    $   (1,418,424)
                                                            ==============    ==============    ==============    ==============


Total Net Assets                                            $      748,888    $      512,137    $      293,531    $    1,554,556
                                                            ==============    ==============    ==============    ==============
Gross Fixed and Other Assets                                $      974,441    $            0    $      238,035    $    1,212,476
                                                            ==============    ==============    ==============    ==============
Accumulated Depreciation and Amortization                   $      439,851    $            0    $      102,196    $      542,047
                                                            ==============    ==============    ==============    ==============
Depreciation and Amortization Expense                       $      280,534    $            0    $       68,747    $      349,281
                                                            ==============    ==============    ==============    ==============

                       DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

           Twelve months ended December 31, 2003

                                                                                                     Consolidated
                                                  Corporate        Healthcare           Data            Totals

REVENUE                                        $            0    $    3,666,721    $    2,673,539   $    6,340,260

COST OF SALES                                               0         2,909,296         1,483,735        4,393,031
                                               --------------    --------------    --------------   --------------

GROSS PROFIT                                                0           757,425         1,189,804        1,947,229

OPERATING EXPENSES:

Selling, General and Administrative Expenses        7,441,114         1,377,530         1,050,474        9,869,118
                                               --------------    --------------    --------------   --------------

TOTAL OPERATING EXPENSE                             7,441,114         1,377,530         1,050,474        9,869,118
                                               --------------    --------------    --------------   --------------

INCOME (LOSS) FROM OPERATIONS                      (7,441,114)         (620,105)          139,330       (7,921,889)

Other Income (Expenses):
Interest Income                                                               6                 0                6
Interest expenses                                     (23,940)          (79,543)                0         (103,483)
Other income                                          185,540            39,443                 0          224,983
                                               --------------    --------------    --------------   --------------
Total other income (expenses)                         161,600           (40,094)                0          121,506
                                               --------------    --------------    --------------   --------------

Income/(Loss) from continuing operations           (7,279,514)         (660,199)          139,330       (7,800,383)

Discontinued Operations                             2,623,057        (1,277,711)          136,607        1,481,953
                                               --------------    --------------    --------------   --------------

Net Profit/(Loss)                              $   (4,656,457)   $   (1,937,910)   $      275,937   $   (6,318,430)
                                               ==============    ==============    ==============   ==============

Total Net Assets                               $      940,878    $      600,740    $      395,937   $    1,937,555
                                               ==============    ==============    ==============   ==============
Gross Fixed and Other Assets                   $      816,313    $            0           172,910   $      968,682
                                               ==============    ==============    ==============   ==============
Accumulated Depreciation and Amortization      $      159,317    $            0    $       29,577   $      188,893
                                               ==============    ==============    ==============   ==============
Depreciation and Amortization Expense          $      159,317    $      113,773    $       29,577   $      289,641
                                               ==============    ==============    ==============   ==============

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

1.Variuos accounts payable invoices written-off
  and reconciliation of supplier accounts                               $334,210
2. Negotiated settlements with suppliers                                 103,680
                                                                        --------
Total                                                                   $437,890

NOTE 19 - CORRECTION OF ERRORS

The  gain  on  discontinued   operations  in  the   consolidated   statement  of
stockholders' deficiency was restated to record the gain of $881,992 in the consolidated statement of operations and remove it from the consolidated statement of stockholders' deficiency. In addition the reserve for collection on payment of options was restated to record the reserve of $132,500 in the consolidated statement of operation and remove it from the consolidated statement of stockholders' deficiency.