Form 10KSB/A
period 2005-12-31
DIALOG GROUP INC
filed 2006-07-10
CIK 1051059

This Amendment adds Part III and corrects Items 6, 7, and 8A

                                  UNITED STATE
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              REPORT ON FORM 10-KSB
                              (Amendment Number 2)

(Mark one)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the year ended December 31, 2005.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______________ to
      ______________.

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

      Documents Incorporated By Reference: Items 9, 10, 11, 12, and 14 are incorporated from the Information Statement included in Schedule 14C to be filled within 30 days of the filing hereof. Also see Item 13, Exhibits. This Amendment No. 2 to Form 10-KSB amends and restates in its entirety our Form 10-KSB filed on October 13, 2005. See "Accounting Corrections" in "Part 1 - Item 1: Description of Business". This Amendment No. 2 continues to reflect the circumstances as of the date of the original Form 10-KSB filing and does not reflect events occurring after such filing nor does it update those disclosures in any way.

PART I

Item 1. Description of Business

Accounting Correction

      As specifically discussed below, the income statement and the balance sheet contained in the original filing contained errors relating to the sale of AdValiant.

      The originally reported Loss on Discontinued Operations included only approximately $490,000 of losses incurred in operating AdValiant during the time it was owned by the Company. It should have also reflected approximately $140,000 incurred in the settlement of two lawsuits against a former subsidiary. This later amount was originally reported as part of Gain on Sale of Discontinued Operations.

      The Gain on Sale of Discontinued Operations is the excess of the consideration received for the sale of AdValiant over the sum of the original investment (as reduced by the loss incurred in operating AdValiant), the net of all inter-company accounts between AdValiant and the Company, including its subsidiaries, and the book value of all stock cancelled as part of the transaction.

      The original Income Statement contained three errors: 1) inter-company accounts between the Company and AdValiant, which aggregated approximately $220,000, were not eliminated, 2) the investment in AdValiant was not reduced by its impairment for the losses incurred in the operation of AdValiant before its elimination upon the sale, and 3) adjustments for accounts receivable and bad debt reserves were not properly created.

      The result was to understate the gain on the sale of AdValiant by $367,000. The correct amount is approximately $737,000, not $370,000.

      In addition, we reclassified certain items on the income statement previously included in "Litigation Settlement Income" as well as made a $30,007 accrued expense entry for certain liablities we previously had taken into income as follows:

      a. $37,405 is actually a purchase adjustment and should be reflected in the gain on sale of discontinued operations changing the revised total to $736,815.

      b. $30,007 owing to a certain vendor is adjusted to be shown as an accrued liability as the amount is still being contested.

      c. The remaining items in the line item "Litigation Settlement Income" should all be reclassed to reduce selling, general and administrative expense as they represent the reversal of over accrued selling, general and administrative expense..

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

      DGI has two operating segments, Data Services, including Online Services and Communications Services. Online Services offers its clients an Advertising Network, Online Media Buying and Publishing, and Adialogin, a proprietary online and off line data verification and enhancement system. Data Services (New York, Valencia and Sunrise) offers its customers Lead Generation, Data Compiling, Appending and Verification, List Management, Broker and Direct Client services. Communications Services (New York) offers its clients Creative, Strategy, Customer Relationship Management, Website Development, and Account Services.

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

      Data segment - Online Services is a Dialog Groups convergent media and marketing unit which offer its clients an Online Advertising Network, Online Media Buying and Publishing, and Adialogin, propriety, real time online and off line data verification and enhancement system.

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

      Data Segment - other offers its customers Lead Generation, Data Compiling, Appending, and Verification, List Management, Broker, and Direct Client services. Data Services products are:

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

      Purchase and sale of AdValiant

      As of December 30, 2005, Dialog Group sold all of the equity of AdValiant, Inc., an Ontario corporation, back to its original owners. The original transaction, consummated on June 30, 2005, provided that the owners of AdValiant would have had the right to receive up to approximately 336,685,584 shares of Dialog Group common stock if certain goals were met. AdValiant shares which were exchangeable for 252,514,188 of the shares of Dialog Group common stock remained in escrow until they are earned. The remaining AdValiant shares, exchangeable for 84,171,396 shares of Dialog Group common stock, were issued to Empire Media, Inc., a company controlled by Peter Bordes which owns one-half of AdValiant USA and Messrs. Manhas and Wise, who each own a quarter of AdValiant USA. After AdValiant was acquired, Peter Bordes, the controlling person of Empire Media, and Matt Wise and Jivan Manhas were then deemed to have joined the control group of Dialog Group and Mr. Bordes was elected to the Board of Directors.

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

      In January of 2006 Dialog Group, Inc. promised to pay to the order of Acxiom, the sum of Ninety Thousand Dollars ($90,000.00), over the following period: $5,000 was due on March 15, 2006; $5,000 due on April 15, 2006; $4,000
due on May 15, 2006; $2,000 due on June 15, 2006 and another $2,000 due on the 15th of the next 37 months.

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

      The 2005 Annual Meeting, was never held. At the 2006 Annual Meeting which is planned for June of 2006, a slate of four directors will be nominated, changes in the Company's capitalization and revisions to the 2002 Option Plan to take the changes in capitalization into account will be presented.

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

                                              High Bid   Low Bid
                                              --------   -------
2006
    First Quarter                              $0.008    $ 0.004
    Second Quarter (through April 17, 2006)    $0.007    $ 0.004

2005
    First Quarter                              $ 0.10    $  0.01
    Second Quarter                             $0.022    $0.0081
    Third Quarter                              $0.014    $ 0.009
    Fourth Quarter                             $0.017    $0.0065

2004
    First Quarter                              $ 0.12    $  0.01
    Second Quarter                             $0.085    $  0.01
    Third Quarter                              $0.155    $  0.03
    Fourth Quarter                             $ 0.11    $ 0.033

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

Item 6. Management's Discussion and Analysis or Plan of Operation.

      General

      During 2005, Dialog Group acquired and sold AdValiant, Inc. Its operations and the gain on the sale are reflected in Discontinued Operations.

      The originally reported Loss on Discontinued Operations included only approximately $490,000 of losses incurred in operating AdValiant during the time it was owned by the Company. In addition, it should have reflected approximately $140,000 incurred in the settlement of two lawsuits against a former subsidiary. This later amount was originally reported as part of Gain on Sale of Discontinued Operations.

      The Gain on Sale of Discontinued Operations is the excess of the consideration received for the sale of AdValiant over the sum of the original investment (as reduced by the loss incurred in operating AdValiant), the net of all inter-company accounts between AdValiant and the Company, including its subsidiaries, and the book value of all stock cancelled as part of the transaction.

      The original Income Statement contained three errors: 1) inter-company accounts between the Company and AdValiant, which aggregated approximately $220,000, were not eliminated, 2) the investment in AdValiant was not reduced by its impairment for the losses incurred in the operation of AdValiant before its elimination upon the sale, and 3) adjustments for accounts receivable and bad debt reserves were not properly created.

      The result was to understate the gain on the sale of AdValiant by $367,000. The correct amount is approximately $737,000, not $370,000.

Results of Operations

Dialog Group

Income Statement Item     Fiscal Year 2005   Fiscal Year 2004
-----------------------   ----------------   ----------------
Revenue                        $6,723,000          $7,904,000
Cost of Revenue                $3,150,000          $3,385,000
Operating Expenses             $5,170,000          $5,338,124
Result of Operations          ($1,597,000)          ($818,293)
Net Other Income                ($283,000)            $32,000
Discontinued Operations            99,000           ($633,000)
Net Result                    ($1,782,000)        ($1,418,424)

      Revenues for the year ended December 31, 2005 were $6,723,000 compared with 7,904,000 for the year ended December 31, 2004. This represents a decline of $1,182,000 or 15%. Three factors account for the decline in Revenues for the year. The company's Mail Mogul, Inc. subsidiary's Revenue was off from a year ago as a result of the former owner and a manager of Mail Mogul starting a competitive business once the former owners non-compete expired. These individuals hired away most of the Mail Mogul sales force. The data portion of the company's business for the twelve months ending December 31, 2005 nonetheless made up a greater percentage of the total DGI Revenue than at the end of the prior twelve months. Data Revenue will be discussed in detail when the figures of the Data Segment are discussed and analyzed

      Revenue in the company's Healthcare Dialog, Inc. was off for the twelve months ending December 31, 2005 from the same period a year ago as the result of a major pharmaceutical client scaling back on a program that was in its fifth year. The Healthcare Dialog revenue results' will be discussed in detail when the Communication Segments' figures are discussed and analyzed.

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

      Costs of Revenues for the year ended December 31, 2005 were $3,150,000 just under 47% of sales, compared with $3,385,000 or approximately 43% of sales in the year ended December 31, 2004. One issue worth noting is the high Cost of Revenue of the affiliate program offered through the AdValiant business. This high Cost of Revenue operation had a negative impact on the overall Cost of Revenue for the Dialog Group consolidated figure. Each company's Cost of Revenue will be discussed in detail when the figures of the individual companies are discussed and analyzed

      Operating Expenses for the year ended December 31, 2005 was $5,170,000 compared with $5,338,000 for the same period ended December 31, 2004. While each company's expenses will be discussed in detail when the figures of the individual companies are discussed and analyzed the company-incurred expense to develop and market the AdValiant affiliate business. While DGI owned AdValiant for only a portion of 2005 it continued to incur expenses until the original owners purchased AdValiant back in December of 2005. In addition DGI experienced $60,000 more in depreciation in 2005 than it did in 2004.

      Losses from Operations were $1,597,000 for the year ended December 31, 2005 compared with $818,000 for the year ended December 31, 2004. The Revenue shortfall and not reducing Cost of Revenue dollar further were the contributing factors. In addition as stated above the company realized expenses to develop and market the AdValiant affiliate business. Each company's expenses will be discussed in detail when the figures of the individual companies are discussed and analyzed.

      Net Other Income/(Loss) was ($283,000) for the period ending December 31, 2005 compared with $32,000 for the year ended December 31, 2004. Interest expense for 2005 was $275,000 up $185,000 from the 2004 interest expense of $90,000. The interest on note payable related parties amounted to approximately $59,000, interest expense paid to Pearl Street, the cancellation of the Griffin note amounted to approximately $67,000, and the interest on the line of credit was approximately $48,000.

      The Net Loss before inactive and discontinued operations was $1,881,000 for the year ended December 31, 2005 compared with $786,000 in the year ended December 31, 2004.

      The gain on the sale of AdValiant amounted to $737,000 and the loss from the discontinued operations amounted to $638,000, realizing a net $99,000 gain. This offset the Net Loss and resulted in a final loss for 2005 of $1,782,000.

      The net loss for 2005 represents a decline of approximately $364,000 from the same period a year ago.

Data segment - Online Services

Income Statement Item     Fiscal Year 2005   Fiscal Year 2004
-----------------------   ----------------   ----------------
Revenue                         $2,326,000         $        0
Cost of Revenue                 $1,287,000         $        0
Operating Expenses              $  867,000         $        0
Result of Operations            $  171,000         $        0

Discontinued Operations                 --                  0
Net Result                      $  171,000         $        0

      These results include the results of the AdValiant operations from July 1, 2005 to November 30, 2005.

      Total Revenue for the Online Sevices was $2,326,000 for the period ending December 31, 2005. Revenue includes that of AdValiant USA Affiliate Network.

      The Cost of Revenue for Online Services was $1,287,000 for this year to date, or 55% of Revenue.

      Online Services' consolidated Total Operating Expenses was approximately $867,000 year to date 2005. Expenses were incurred to develop and market the AdValiant USA affiliate business. While Dialog Group owned AdValiant for only a portion of 2005 Dialog Group continued to incur expenses until the original owners purchased it back in December of 2005.

      For the 2005 year to date, the Online Services' Net from Operations was a gain of $171,000. Of the almost one-half millions charged to Discontinued Operations, AdValiant was the most significant factor contributing to the loss from the profit in 2005.

      Data Segment - all other:

Income Statement Item     Fiscal Year 2005   Fiscal Year 2004
-----------------------   ----------------   ----------------
Revenue                         $2,767,000         $4,174,000
Cost of Revenue                 $  875,000          1,740,000
Operating Expenses              $2,210,000          2,393,000
Result of Operations             ($318,000)            41,000
Net Other Income                $  (18,000)           (17,000)
Discontinued Operations              $0.00          $    0.00
Net Result                      ($335,000)          $  24,000

      The Data Segment's annual revenue for 2005 was $2,767,000 which compares unfavorably to the $4,174,000 in revenue in 2004.

      Revenue from the Mail Mogul subsidiary is reported in the Data Segment. Revenue from Mail Mogul in 2005 of $1,494,000 was significantly off from the 2004 revenue figure of $3,180,000. Revenue during 2005 was affected by competition from addition companies looking to sell products to mail shops. One company, in particular which was formed by the former owner of Mail Mogul once his non-compete ran out. This individual then hired the manager of Mail Mogul. These two individuals then convinced many of their sales people who were at the time working for Mail Mogul to join this new competitor. The DGI Revenue decline for the twelve months ending December 31, 2005 compared to the same period in 2004 was about $1.2 million, the Revenue decline for Mail Mogul during the same two periods was about $1.5 million. This fact is arguably the most significant event effecting DGI's 2005 financial results

      The United States Postal Service generated leads for Mail Mogul via the USPS website. In early 2005 the USPS discontinued this lead generation program. This event had a negative impact on the Revenue generated by the Mail Mogul in total, but particularly on the Request for Quote product. Mail Mogul in 2005 was not always in a position to make payments in a timely manner to suppliers. As a result of the limited credit terms were available from most suppliers. Mail Mogul had difficulty filling the demand for its consumable products in 2005 in particular because of these credit limits and as a result Revenue form the sale of mail shop supplies in particular was off from the same period in 2004 when vendors term were more lenient.

      The Data Dialog Company which is reported in the Data Segment had sales of $1,272,000 in 2005 compared with $994,000 in 2004. This increase can be attributed to Data Dialog Marketing Specialty List sales providing more revenue for this company in 2005. The increase was accomplished with out the help of the USPS website leads for most of 2005. Data Dialog had been one of the top link placements of all merchant affiliates on USPS website, which drove a large number of referrals to the Data Dialog website until the USPS discontinued the program in early 2005. In addition revenue improvement was helped by the number of seasoned sales associates increasing from the prior year. Another factor which positively affected revenue was the increased number of data brokers offering DGI data through Data Dialog. Management

      The Data Segment's Costs of Revenue was $2,162,163 for the year ended December 31, 2005, compared with $1,740,000 for the year ending December 31, 2004. As a result of selling more of the company owned higher margin data sales products and getting more favorable terms from third party data suppliers, Cost of Revenue as a percentage of sales improved from 65% in 2004 to 42% in 2005

      Data Dialog's Cost of Revenue is reported in the Data Segment. In 2005 Cost of Revenue increased by $278,000. Cost of Revenue in 2005 was 24% compared to approximately 35% in for Data Dialog was $307,000. Cost of Revenue dollars decreased by $45,000 while revenue 2004. A factor influencing this equation is the greater utilization of the Access Dialog professional data platform by brokers and the company's internal sales team. This platform provides data at lower Cost of Revenue than revenue from third party data and the average unit sale is greater.

      The Mail Mogul Company Operating Expenses are also reported in the Data Segment. In 2005 Operating Expenses for Mail Mogul were $961,000 which represents a decrease of $220,000 from the 2004 level for the same period of $1,181,000. This saving was the result of cost cutting associated with the office in California.

      The Operating Expenses for the Data Segment during the year of 2005 were $3,077,000 down from the $2,393,000 figure of 2004. The reduction was $684,000 year over year.

      Operating Expenses for Data Dialog in 2005 were $1,294,000. Depreciation in 2005 was $77,000 up some $14,000 from the 2004.

      The Data Segments' Income/ (Loss) from Operations for the year ended December 31, 2005 was a loss of $(146,000) compared with a modest profit for 2004. The Mail Mogul decline was the key factor in this result.

      The Data Segments' Net Income / (Loss) information for the years ended December 31, 2005 and 2004 was a loss of $(164,000) and income of $24,000, respectively.

      Communications Segment

Income Statement Item     Fiscal Year 2005   Fiscal Year 2004
-----------------------   ----------------   ----------------
Revenue                         $1,630,000         $3,731,000
Cost of Revenues                $  988,000         $1,645,000
Operating Expenses              $  411,000         $  757,000
Result of Operations            $  227,000         $  544,000
Net Other Income/Loss             ($85,000)        $1,329,000
Discontinued Operations         $        0         $    8,000
Net Result                      $  142,000         $1,851,000

      For the year ended December 31, 2005, the Communications Segment's total Revenues was approximately $1,630,000 as compared to approximately $3,731,000 for 2004. The amount of the Revenue decline for the twelve months ending December 31, 2005 compared to the same twelve months ending December 31, 3004 is less than the approximate $700,000 of Revenue that one pharmaceutical company provided in 2004, but not in 2005.

      The Segment's Costs of Revenue for 2005 was $988,000, representing 61% of Revenue compared with $1,645,000 and 57% of Revenue for 2004. The development cycle of a healthcare sale can take up to eighteen months. Included in the Cost of Revenues are expenses associated with the development of a "pitch" for new business. Management of Healthcare Dialog incurred expense in 2005 to "pitch" new business that is expects to materialize in 2006.

      The Healthcare Dialog Division's consolidated Total Operating Expenses were approximately $411,000 for the year ended December 31, 2005. Dialog Group and Healthcare Dialog share offices in New York, in 2005 Healthcare Dialog paid a larger share of the expenses relating to this complex.

      For the year ended December 31, 2005, this division's consolidated Income from Operations was over $227,000, this represents a decline from the period ending December 31, 2004 of $544,000

      In 2005 Other Income (Loss) of ($85,000) consisted of $85,000 in interest charges.

      The Segment's Net Results from continuing operations for 2005 was $142,000 net income compared to a 2004 profit of $682,000

Liquidity & Capital Resources

      DGI had a consolidated working capital deficit of approximately ($2,703,000) on December 31, 2005 as compared to a deficit of approximately ($2,919,000) at December 31, 2004.

      On December 31, 2005, the Healthcare Dialog Division's financial condition included a working capital deficit of about ($1,017,000) as compared to a deficit of approximately ($935,000) at December 31, 2004.

      At the end of the year, the Data Division had a working capital deficit of approximately ($826,000) as compared to a deficit of about ($666,000) on December 31, 2004.

      At the end of the 4th quarter of 2005, the company's short-term liabilities decreased by approximately $1,000. In 2005 the figure was $3,787,000 and in 2004 the figure was $3,728,000.

      At the end of the 4th quarter of 2004, the company's short-term liabilities increased by approximately $332,000. In 2004 the figure was $3,728,000 and in 2003 the figure was $4,098,000.

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

Known Trends

      Communications

      Several significant trends continue to influence the Communication's Segment with its concentration in Healthcare Marketing. The first is the marketing of prescription medication directly to the patient. In addition to enabling the patient to better understand the medication they are using it offers the patients choices which they can discuss with their physician. The second trend is the utilization of the internet to educate healthcare professionals, patients and consumers about not only health related topics, but the internet offers healthcare marketers an additional opportunity to promote prescription and over the counter products to these groups as well. Both of these trends should prove beneficial and provide sales opportunities for DGI's Healthcare Dialog subsidiary.

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

      Internal Control Issues

      Internal controls have been a major focus of the management team. Considerable effort has been made to centralize the company's financial operation and to insure that positions in this sector are filled by individuals whose talents and skills are appropriate to the needs of the business. In February 2004 a consultant was hired to help identify the needs and the remaining controls weaknesses. In addition at year-end, new staff from our outside auditors has been assigned to provide a more objective assessment of those areas where controls must be further tightened

Item 7. Financial Statements.

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

      Management continues its focus on the issue of internal control in particular. To that end, in 2005 management centralizing the accounting function. In May of 2006 a CPA firmed was hired to work with management and the company's auditors to improve controls. Management will continue to evaluate and test present and new measures while at the same time reviewing areas that may require improvement. Additionally, it continues the process of hiring persons with the skill sets appropriate to fill the Company's needs as they have evolved as a result of the sale of companies in 2005 and 2006.

Item 8B Other Information

      In the first quarter of 2006 Dialog Group sold its Mail Mogul Inc. subsidiary to an unrelated third party for a minimal consideration. After the sale, the Mail Mogul Request for Quote Product was sold by Mail Mogul to Dialog Group's Data Dialog Inc. in exchange for the amount Mail Mogul owed Data Dialog Inc.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(b) of the Exchange Act.

      Directors and Executive Officers

      The following sets forth information about the Company's directors and executive officers.

      Peter V. DeCrescenzo (55) Nominee for Director, Director, President of the Company, and Chief Executive Officer since March 2003 and Chairman of the Board since April 2003.

      He has served as Chief Executive Officer and President of the Company since its acquisition of HealthCare Dialog on March 2003. In April 2004, Mr. DeCrescenzo was elected to the board of NuVim, Inc. a company of which Mr. Kundrat, a director of Dialog Group and a candidate for re-election serves as Chairman and CEO. From November 2000 until the acquisition, Mr. DeCrescenzo served as President, Chief Executive Officer, and a director of HealthCare Dialog where he headed its strategic and creative services group and its interactive group. Before HealthCare Dialog was organized, Mr. DeCrescenzo was, in 1992, the founding partner of PVD and Partners, a full-service healthcare marketing communications agency. He was also senior vice president and partner at MD Direct, a healthcare marketing communications company specializing in direct marketing to physicians and consumers, where he developed Patient Select, the first and largest direct-to-consumer database of its kind. MD Direct was later acquired by Carlson Marketing. Peter DeCrescenzo's healthcare marketing career began at Sterling Drugs, where he held positions in sales, promotional services, and group brand management. After 14 years with Sterling Drugs, he joined American Home Products Corporation as director of marketing for Ayerst Labs. From American Home Products, he joined Sandoz Pharmaceuticals as product marketing director. Peter DeCrescenzo left Sandoz to become a partner at MD Direct.

      Vincent DeCrescenzo, Sr. (61) Nominee for Director, Director, Executive Vice-President of the Company, Chief Operating Officer, and Chief Financial Officer since March 2003

      He has served as Chief Operating Officer and Executive Vice-President of the Company since its acquisition of HealthCare Dialog on March 2003. Prior to that he served as Chief Operating Officer and a director of HealthCare Dialog since November 2000 where he led the production services organization. Before joining Healthcare Dialog, Mr. DeCrescenzo was, from 1996, the Chief Operating Officer of PVD and Partners and of four spin-off companies. Vincent DeCrescenzo worked for Bradlees Discount Stores for over a decade beginning in 1980, starting as a single unit store manager and progressing to Regional Vice President for New England and membership in the Bradlees Operating Committee. As Regional Vice President, he had full profit and loss responsibility for 50 stores, over $500,000,000 in sales, and a store population that peaked at over 10,000 employees.

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

      Richard P. Kundrat (62) Nominee for Director, Chairman and Chief Executive Officer of NuVim, Inc., Director of the Company since May, 2003.

      Mr. Kundrat is presently the Chairman and Chief Executive Officer of NuVim, Inc. NuVim, headquartered in Paramus, NJ since March 2000. NuVim is a marketing, production, and distribution company with its roots in 40 years of biological clinical research and development. Before that he had 27 years of service with the Unilever Corporation from which he retired in 1996 as General Manager and Vice President. In 1996, he founded the business management firm of Kundrat Associates, Inc. and remained with that firm until he began his association with NuVim.

      Peter DeCrescenzo and Vincent DeCrescenzo are brothers. The Company knows of no other family relationships among its senior leadership.

      Board Participation

      All candidates for election to the Board are expected to attend the Annual Meeting. All current and then directors attended the last Annual Meeting, held in May 2004.

      All the nominees who were members of the Board of Directors participated in all 8 meetings held since they were elected in 2004. In addition, on 13 occasions since May 2004, actions were taken by written consent.

      Corporate Governance

      Board Committees

      Although the Company is not required to have independent directors or committees, it has endeavored to recruit independent people to serve as directors. The Company has not been able to attract many independent directors because of its financial instability and the lack of sufficient Directors' and Officers' Liability Insurance. As a result, the Board only includes two independent directors.

      The Board of Directors currently has three standing committees: an Audit Committee, a Compensation Committee and a Corporate Governance and Nominations Committee. All three committees have received charters from the Board of Directors. The Charters are intended to provide policy guidance and protect the responsibility and independence of each committee. Copies of each committee's charter are attached to this Information Statement as Exhibits A, B, and C, respectively.

      Audit Committee

      The Audit Committee oversees the relationship with independent auditors, audits of financial statements, internal accounting and financial reporting processes, and systems of financial controls. They select, hire, and, if necessary, terminate the independent auditors; oversee the integrity of the financial statements and compliance with legal and regulatory requirements as affects financial statements; approve the audit and non-audit services to be performed by the independent auditors; generally review any earnings announcements and other public announcements regarding our results of operations, including the periodic reports that the Securities and Exchange Commission requires; and review the adequacy and effectiveness of DGI's internal controls and critical accounting policies.

      The Audit Committee, which has existed since 2002 and received its charter this year, met four times this fiscal year.

      The Audit Committee is comprised Mr. Stecyk who serves as Chairman. The Board has determined all members of the Audit Committee are independent under the rules of the National Association of Securities Dealers. The Board has determined that Mr. Stecyk and Mr. Kundrat qualify as an "audit committee financial expert," as defined by the rules of the Securities and Exchange Commission.

      Audit Committee Report

      The Audit Committee is pleased to report that it has reviewed and discussed the audited financial statements with management and has discussed with Berenfeld, Spritzer, Shechter and Sheer, the Company's independent auditors, the matters required to be discussed by SAS 61. In addition, the audit committee has received the written disclosures and a letter from the independent accountants required by Independence Standards Board Standard No. 1 and has discussed with them their independence. Based on the review and discussions referred above the audit committee recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-KSB, amendment number 2, for the 2005 fiscal year to be filed with the Commission.

      Compensation Committee

      The Compensation Committee negotiates the compensation and benefits of our executive officers, and develops plans to benefit the officers, directors, and employees. They also set and review the performance objectives and actual performance of all officers; and administer the stock option plan.

      This committee, which was chartered in 2006, has met twice.

      The Compensation Committee is comprised of Mr. Stecyk, who serves as Chairman. The Board has determined that the member of the Compensation Committee is independent under the rules of the National Association of Securities Dealers.

      Corporate Governance and Nominations Committee

      The Corporate Governance and Nominations Committee are primarily responsible for establishing, evaluating and overseeing the recently adopted Code of Ethics and Business Conduct. A copy of the Code is attached to this Information Statement as Exhibit D. The other major responsibility is to assist the Board by identifying and recommending individuals qualified to become independent members of Board of Directors.

      This committee, which was formed in 2006, has met once.

      The Committee also reviews any correspondence from our stockholders, has established a policy for considering stockholder nominees for election to our Board of Directors which it uses to evaluate and recommend candidates for election to our Board of Directors and monitors compliance with our Code of Ethics and Business Policy.

      All communications received addressed to the "Board of Directors" or to an individual director are delivered unopened to Mr. Stecyk as chair of the Corporate Governance and Nominations Committee or to the director to whom it was addressed. Any shareholder wishing to write to the Board or to any member should send their letter, addressed to that director or to the Board of Directors care of the Company's headquarters, twelfth floor, 257 Park Avenue South, New York, NY 10010.

      The policy of the Nominating Committee towards candidates for director suggested by security holders is to welcome qualified independent directors who are willing to serve the Company. Any holders of any Dialog Group securities who wish to nominate directors for the 2007 Annual Meeting should contact the company's Secretary at the Company's main office. Any honest person with a business background, particularly if they qualify as a financial expert, will be carefully reviewed. All candidates will receive a careful review regardless of the source of their nomination.

      The Corporate Governance and Nominations Committee are comprised of Messrs. Stecyk and Kundrat. Mr. Stecyk serves as Chairman. The Board has determined that all members of the Corporate Governance and Nominations Committee are independent under the rules of the National Association of Securities Dealers.

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

      At the May 2004 annual meeting of directors, Mr. Kundrat, the director who is neither appointed by Mercury Group nor a Company officer agreed to accept 2,000,000 shares of common stock and four quarterly payments of $5,000 for his board service through May 2005. The quarterly payments were not made and Mr. Kundrat has waived them.

      Since May 2005, no outside director has received any compensation.

      Pursuant to the Option Plan, each non-officer director received each year an option to purchase 100,000 shares of the common stock at the closing price on the date of the annual meeting. In addition, each committee chair and the chair of the designated option committee received an option to purchase 50,000 shares at the same price. No director or officer has received any options since May 2004. If the common stock consolidation proposed in Item 2 and these proposed amendments to the Plan presented in Item Five are adopted, the automatic grants will be adjusted to 25,000 consolidated shares for outside directors in 2006 and 10,000 thereafter and 12,500 consolidated shares for committee chairs in 2006 and 5,000 thereafter.

      All directors are reimbursed for their expenses associated with their performance.

      Control Persons

      On the record date, Peter V. DeCrescenzo, President, Chief Executive Officer, and a Director of the Company, controlled, directly or indirectly, 103,795 shares Class B-1 Preferred Stock, constituting about 40% of the outstanding Class B-1 Preferred Shares (about 34% of all Class B preferred shares as a group), 24 shares of the outstanding Class E Preferred Stock, constituting about 24 % of the outstanding Class E Shares, and 60,818,435 shares of Common Stock, constituting about 31 % of the outstanding Common Shares. In the aggregate, Mr. DeCrescenzo holds about 29.8% of the total voting shares. Mr. DeCrescenzo has informed the Company that he intends to vote his shares for the election of the entire slate of directors and in favor of all the other agenda items.

      In April 2005, Pearl Street Holdings plc, an English company controlled by Stephen Dean and Vince Nicholls lent Dialog Group $550,000 and purchased $555,000 of the Company's Convertible Notes from the Griffin Crossover Fund, LLC. These shares are convertible into 110,500,000. Pearl could own, after conversion of all its notes, almost 35.8% of the Dialog Group common stock, representing about 33.0% of the total voting shares. At that time, Pearl, and its directors and officers, Stephen Dean and Vince Nichols, would be included in the control group of Dialog Group. Pearl has the right to designate one person for election as a director at the May 11th, 2006 annual meeting and thereafter elect a Pearl designee so long as Pearl Street Holdings owns or can obtain on exercise of instruments already owned at least twenty-five percent of the fully diluted common stock of Dialog Group. Pearl declined to designate a successor to John Hand, its original designee, for election at this meeting. Mr. Hand had served as a director from August 11, 2005 to February 9, 2006.

      As of December 30, 2005, Dialog Group sold all of the equity of AdValiant, Inc., an Ontario corporation back to its original owners. The original transaction, consummated on June 30, 2005, provided that the owners of AdValiant would have had the right to receive up to approximately 336,685,584 shares of Dialog Group common stock if certain goals were met. AdValiant shares which were exchangeable for 252,514,188 of the shares of Dialog Group common stock remained in escrow until they are earned. The remaining AdValiant shares, exchangeable for 84,171,396 shares of Dialog Group common stock, were issued to Empire Media, Inc., a company controlled by Peter Bordes which owns one-half of AdValiant USA and Mssrs. Manhas and Wise, who each own a quarter of AdValiant USA. After AdValiant was acquired, Peter Bordes, the controlling person of Empire Media, and Matt Wise and Jivan Manhas were then deemed to have joined the control group of Dialog Group and Mr. Bordes was elected to the Board of Directors.

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

      After the record date, on March 22, a group of five investors associated with Midtown Partners & Co. LLC purchased convertible debentures with an aggregate initial principal of $278,778. The debentures mature in 2008 and bear interest at the rate of 12% per annum; it is payable monthly in cash. The principal and any unpaid interest are convertible, at the holder's election, into common stock at the rate of one share of common stock for each $0.01 or principal or interest converted.

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

      If all the debentures and warrants were converted or exercised, the Midtown group would own a total of up to about 40,000,000 shares, about 29% of the then outstanding common shares and about 15% of all the voting shares. If all the convertible securities now outstanding were to be converted, the Midtown group would own about 9 percent of the equity securities. Thus, depending on the circumstances under which the debentures are converted and the warrants exercised, the Midtown group might join the present control group.

      On March 24, 2006 Peter DeCrescenzo, the company's president agreed that he would convert $100,000 of and past due 2005 and 2006 accrued salary and unpaid vacation pay and pert of the Company's debt to him into convertible debentures on the same terms as the Midtown Partners investors. In addition, on the same day, Vincent DeCrescenzo, Sr. the company's executive vice president agreed that he would convert $100,000 of past due 2005 and 2006 accrued salary and unpaid vacation pay into convertible debentures on the same terms as the Midtown Partners investors. However, no compensation was paid with respect to these transactions. The agreed transaction was consummated in April.

Item 10. Executive Compensation

Executive Officer Employment Agreements

      Peter DeCrescenzo and Vincent DeCrescenzo, Sr. are the Company's only executive officers. The information about Ms. Lanzendoen is provided because of her salary level and her ownership during prior years of more than five (5%) percent of the Company's common stock.

      The Company has employment contracts with both of its Executive Officers, Peter DeCrescenzo, who serves as President and CEO, and Vincent DeCrescenzo, Sr., who serves as Chief Operating Officer and CFO. The agreements, initially signed in February 2003, when Healthcare Dialog was acquired, provided for annual salaries of $250,000 and $150,000, respectively, for the initial term ending December 31, 2004. The agreements provide for an annual bonus of up to 25% of the base salary if the executive meets performance goals fixed annually by the Board of Directors; both executives have agreed to waive these bonus provisions with respect to 2004 and 2005 results.

      At the end of each term, the agreements provide for automatic annual renewals (including a cost of living increase of at least the increase in the Consumer Price Index) or, if not renewed, for the payment of one year's additional salary. Both executives waived the cost of living adjustments for 2005. The agreements provide for the Company's standard benefits and fringes and as well as automobile allowances, health insurance and other insurance benefits, health club access, and a housing allowance or access to apartments leased by the Company for the executives' use.

Compensation

      The following table sets forth a summary of all compensation awarded to, earned by or paid to, the Company's Chief Executive Officer and the other executive officers of the Company whose compensation exceeded $100,000 per annum for services rendered in all capacities to the Company and its subsidiaries during Fiscal Years ended December 31, 2005, December 31, 2004, December 31, 2003, and December 31, 2002. Data with respect to Peter V. DeCrescenzo, Vincent DeCrescenzo, and Cindy Lanzendoen includes compensation received from Healthcare Dialog prior to its acquisition.

                           SUMMARY COMPENSATION TABLE

                                         Annual Compensation                     Long Term Awards
                                  ------------------------------   --------------------------------------------
                                                                                      Securities
Name and                          Fiscal                            Other Annual      Underlying     All other
Principal Position                 Year       Salary       Bonus   Compensation ($)     Options    Compensation
-------------------------------   ------   -------------   -----   ----------------   ----------   ------------
Peter V. DeCrescenzo,              2005     $191,346(2)     -0-       $55,834(5)             -0-        -0-
Director, Chairman,  President,    2004     $206,351(3)     -0-       $79,405(6)         200,000        -0-
and Chief Executive Officer(1)     2003     $120,868(4)     -0-       $43,050            200,000        -0-
                                   2002     $113,800        -0-           -0-                -0-        -0-

Vincent DeCrescenzo,  Sr.,         2005     $118,077(8)     -0-       $24,966(11)            -0-        -0-
Director, Executive Vice           2004     $124,432(9)     -0-       $37,384(12)        250,000        -0-
President,  and Chief Operating    2003     $ 81,768(10)    -0-       $12,493            250,000        -0-
Officer(7)                         2002     $136,500        -0-           -0-                -0-        -0-

Cindy Lanzendoen,                  2005     $166,731(14)    -0-       $49,310(17)            -0-        -0-
administrative   head   of  the    2004     $117,971(15)    -0-       $32,722(18)        150,000        -0-
HealthCare Dialog Division(13)     2003     $102,537(16)    -0-       $32,959            150,000        -0-
                                   2002     $136,500        -0-           -0-                -0-        -0-

(1) Mr. Peter DeCrescenzo was elected to these positions effective March 1, 2003. All compensation shown was paid by Healthcare Dialog, Inc. prior to its acquisition by the Company on that date.

(2) Only $43,982 was paid in cash; the balance is the amount of accrued wages paid with common stock and a remaining year end accrual of $18,519. In addition, Mr. DeCrescenzo has accumulated $28,846 of accrued vacation.

(3) Only $141,484 was paid in cash; the balance is the amount of accrued wages paid with common stock, the initial principal amount of a long term note issued for accrued wages and a remaining year end accrual of $12,500. In addition, Mr. DeCrescenzo has accumulated $24,038 of accrued vacation.

(4) Only $88,542 was actually paid. The balance was accrued.

(5) This includes $3,600 for automobile expenses, $15,272 for living expenses in New York City, $7,510 for health club membership, and $19,250 for life insurance premiums, and $10,202 for health insurance premiums.

(6) This includes $17,300 for automobile expenses, $19,802 for living expenses in New York City, 7,624 for health club membership, and $14,740 for life insurance premiums, $8,022 for health insurance premiums, and $4,000 as the fair market value of housing provided.

(7) Mr. Vincent. DeCrescenzo was elected to these positions effective March 1, 2003. All compensation shown was paid by Healthcare Dialog, Inc. prior to its acquisition by the Company on that date.

(8) Only $51,833 was paid in cash; the balance is a remaining year end accrual of $50,667. In addition, Mr. DeCrescenzo has accumulated $15,599 of accrued vacation

(9) Only $85,432 was paid in cash; the balance is the amount of accrued wages paid with common stock, the initial principal amount of a long term note issued for accrued wages and a remaining year end accrual of $7,500. In addition, Mr. DeCrescenzo has accumulated $14,423 of accrued vacation.

(10) Only $53,125 was actually paid. The balance was accrued.

(11) This includes $13,765 for life insurance premiums, $10,202 for health insurance premiums, $520 for health club membership, $479 for automobile expenses.

(12) This includes $10,852 for life insurance premiums, $802 for health insurance premiums, $1,109 for health club membership, $621 for automobile expenses, and $24,000 as the fair market value of housing provided.

(13) Ms. Lanzendoen was elected to these positions effective March 1, 2003. All compensation shown was paid by Healthcare Dialog, Inc. prior to its acquisition by the Company on that date.

(14) Only $73,500 was paid in cash; the balance is the amount of accrued wages paid with common stock and the initial principal amount of a long term note issued for accrued wages.

(15) Only $86,471 was paid in cash; the balance is a remaining yearend accrual of $84,000. In addition, Ms. Lanzendoen has accumulated $9,231 of accrued vacation pay.

(16) Only $53,125 was actually paid. The balance was accrued.

(17) This includes $18,031 for automobile expenses, $650 for a health club membership, $14,818 for health insurance premiums, and $15,811 for life insurance premiums.

(18) This includes $18,011 for automobile expenses, $453 for a health club membership and $14,258 for life insurance premiums.

Option Grants in the Last Three Fiscal Years

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

At its March 2006 meeting, the Directors proposed the amendments which are the subject of Item 5 below.

When the Company acquired TDMI, it granted options to purchase 189,945 shares of its Common Stock to replace those then held by TDMI's officers and employees to purchase TDMI shares. Since then, the all of these options have expired or been terminated. On March 1, 2003, the effective date of the IP2M merger, the Company, as required by its agreement with IP2M, issued options to purchase 320,400 shares Common Stock. The exercise price was fixed at $0.25. As of March 14, 2006, all of these options have terminated.

On April 18, 2003, options not covered by the Option Plan to purchase up to 20,000,000 were granted to a consultant, Mark Neuhaus, at a purchase prices to be determined in accordance with his consulting agreement. Mr. Neuhaus immediately exercised a part of his option and purchased 400,000 shares for $100,000. Pursuant to his consulting agreement, Mr. Neuhaus received an additional 60,000 shares in May 2003. In November 2004, Mr. Neuhaus exercised his option to purchase and additional 3,333,333 shares of common stock. He has paid only $67,500 towards his obligation of $200,000 for these shares. The Company commenced an action to collect the remaining amount and obtained a default judgment. It is now pursuing collection.

On May 28, 2003, Options to purchase 2,150,000 shares were granted to Directors, Executive Officers, Officers, and key employees and consultants at an option price of $0.17. 1,225,000 remained outstanding as of March 14, 2006.

On May 20, 2004, Options to purchase 1,725,000 shares were granted to Directors, Executive Officers, Officers, and key employees and consultants at an option price of $0.036. 1,250,000 remained outstanding as of March 14, 2006.

Option Grants in the Last Fiscal Year

      The following table sets forth information concerning options granted to the executive officers named in the table during fiscal 2004. No options were issued to executive officers or directors in fiscal 2005. No stock appreciation rights were ever granted.

                               Number of           Percent  of total
                               securities           options granted
                           underlying options      to employees  in
 Name                      granted in 2004         fiscal year 2004     Exercise Price   Expiration Date
------------------------   --------------------   ------------------   --------------   ---------------
Peter V. DeCrescenzo             200,000(1)              11.6%              $0.036        May 19, 2009
Vincent DeCrescenzo, Sr.         250,000(1)              14.5%              $0.036        May 19, 2014
Cindy Lanzendoen                 150,000(1)               8.7%              $0.036        May 19, 2014

1. One-third of these options were exercisable immediately upon grant, the balance are exercisable one-third on June 1, 2005 and one-third on June 1, 2006.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Shareholders

Principal Holders of Common Stock.

The following table sets forth information, as of March 14, 2006, with respect to the beneficial ownership of the Company's Common Stock by each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company's outstanding Common Stock

                                          Amount and Nature of       Percent of
Name and Address of Beneficial Owner   Beneficial Ownership (1)     Class (1)
------------------------------------   ------------------------   -------------
Peter V. DeCrescenzo                         86,970,227 (2)            23.5%
257 Park Avenue South
New York, NY 10010

Vincent DeCrescenzo                          19,950,156 (3)             5.4%
257 Park Avenue South
New York, NY 10010

Cede & Co. (4)                               21,672,464                 5.9%
55 Water Street
New York, NY 10004

Mercury Group plc                            13,708,020 (5)             3.7%
f/k/a Cater Barnard PLC
6 Lloyds Avenue
London EC3N 3AX
England

Peter Bordes                                 13,919,439 (6)             3.7%
62 White Street, Suite 3E
New York, NY 10013

(1) All numbers include, as of the record date, 12,234,320 shares issuable upon conversion of the Class B and B-1 Preferred Stock, 8,291,634 shares issuable upon conversion of the Class E Preferred Stock, 134,904,500 shares issuable upon conversion of convertible notes, and 15,919,140 shares issuable upon exercise of warrants or options but do not reflect approximately 121,406 shares to which creditors are entitled under the Plan of Reorganization which have not been claimed. They are based upon information furnished to the Company by the security holders or obtained from the stock transfer books of the Company. Other than indicated in the notes, the Company has been informed that these persons have sole voting and investment power with respect to their shares. Certain options disclosed hereunder may not have been fully vested as of the date of this report.

(2) This includes 60,818,435 shares of Common Stock now held by Mr. DeCrescenzo personally and by retirement trusts for him and his spouse, 4,151,800 shares of Commons Stock issuable upon conversion of 103,795 shares Class B-1 Preferred, 1,999,992 issuable upon conversion of 24 shares of the Class E Preferred Stock, and 20,000,000 shares issuable upon the exercise of convertible notes, warrants, and employee stock options.

(3) This includes 15,243,731 shares of Common Stock now held and 664,760 shares of Common Stock issuable upon conversion of 16,619 shares Class B-1 Preferred, 416,665 issuable upon conversion of 5 shares of the Class E Preferred Stock, and 3,625,000 shares issuable upon the exercise of convertible notes, warrants, and employee stock options.

(4) Cede & Co, as the nominee of Depository Trust Company, is the record bunt not the beneficial owner of 21,672,464 shares of Common Stock.

(5) This includes 13,708,020 shares held of record, constituting 6.9% of the outstanding Common Stock.

(6) This includes 10,675,559 shares of Common Stock, constituting 5.4% of the issued and outstanding common, 34,880 shares of Commons Stock issuable upon conversion of 872 shares Class B-1 Preferred, and 3,200,000 shares issuable upon the exercise of warrants.

Common Stock Ownership by Directors and Executive Officers

      The following table sets forth information, as of March 14, 2006, with respect to the beneficial ownership of the Company's Common Stock by (a) the present executive officers and directors and nominees for Director of the Company and (b) the present directors and officers of the Company as a group. Unless otherwise noted, the shares are owned directly or indirectly with sole voting and investment power.

                                            Amount and Nature of     Percent of
Name and Address of Beneficial Owner      Beneficial Ownership (1)   Class (1)
---------------------------------------   ------------------------  ------------
Peter V. DeCrescenzo,
President and a Director                        86,970,227 (2)           23.5%
257 Park Avenue South
New York, NY 10010

Vincent DeCrescenzo,
Executive Vice-President and a Director         19,950,156 (3)            5.4%
257 Park Avenue South
New York, NY 10010

Adrian Stecyk, a Director
17 State Street                                  3,189,000 (4)            * %
New York, New York 10021

Richard P. Kundrat, a Director
39 Flaming Arrow Road                            2,511,765 (5)            * %
Mahwah, New Jersey 07430

All present officers and directors             145,268,922 (6)           39.3 %
as a group (8 persons)

* Less than one percent

(1) All numbers include, as of the record date, 12,234,320 shares issuable upon conversion of the Class B and B-1 Preferred Stock, 8,291,634 shares issuable upon conversion of the Class E Preferred Stock, 134,904,500 shares issuable upon conversion of convertible notes, and 15,919,140 shares issuable upon exercise of warrants or options but do not reflect approximately 121,406 shares to which creditors are entitled under the Plan of Reorganization which have not been claimed. They are based upon information furnished to the Company by the security holders or obtained from the stock transfer books of the Company. Other than indicated in the notes, the Company has been informed that these persons have sole voting and investment power with respect to their shares. Certain options disclosed hereunder may not have been fully vested as of the date of this report.

(2) This includes 60,818,435 shares of Common Stock now held by Mr. DeCrescenzo personally and by retirement trusts for him and his spouse, 4,151,800 shares of Commons Stock issuable upon conversion of 103,795 shares Class B-1 Preferred, 1,999,992 issuable upon conversion of 24 shares of the Class E Preferred Stock, and 20,000,000 shares issuable upon the exercise of convertible notes, warrants, and employee stock options.

(3) This includes 15,243,731 shares of Common Stock now held and 664,760 shares of Common Stock issuable upon conversion of 16,619 shares Class B-1 Preferred, 416,665 issuable upon conversion of 5 shares of the Class E Preferred Stock, and 3,625,000 shares issuable upon the exercise of convertible notes, warrants, and employee stock options.

(4) Includes 239,000 shares of Common Stock and 2,950,000 shares issuable upon the exercise of convertible notes and stock options.

(5) Includes 2,311,765 shares of Common Stock and 300,000 shares issuable upon the exercise of stock options.

(6) This includes 80,213,873 shares of Common Stock now held and 5,940,600 shares of Common Stock issuable upon conversion of 148,515 shares Class B-1 Preferred, 3,874,985 shares issuable upon conversion of 47 shares of the Class E Preferred Stock, and 33,567,000 shares issuable upon the exercise of convertible notes, warrants, and employee stock.

Option Exercises and Holdings

The following table sets forth certain information relating to option exercises effected during Fiscal 2004 and 2005, and the value of options held as of such date by the executive officers named in the table during fiscal 2004 and 2005:

AGGREGATE OPTION EXERCISES FOR FISCAL 2004 and 2005

AND YEAR END OPTION VALUES

                                                                                                           Value(1) of
                                                                                                           Unexercised
                                                                                                           In-the-Money
                                                          Number of Unexercised  Number of Unexercised     Options at
                                                                Options at            Options at        December 31, 2004
                                                          December 31, 2004 (#)  December 31, 2005 (#)     and 2005 ($)
                                                          ---------------------  ---------------------  -----------------
                                Shares
                               Acquired         Value ($)
                             on Exercise      Realized(2)
                            during   2004    during   2004    Exercisable/           Exercisable/            Exercisable/
Name                           and 2005         and 2005      Unexercisable         Unexercisable          Unexercisable
--------------------------  -------------  -------------- ---------------------  ---------------------  -----------------
Peter V. DeCrescenzo              -0-            -0-          199,999/200,001       66,667/333,333              -0-
Vincent DeCrescenzo, Sr.          -0-            -0-          249,999/250,001       83,333/416,667              -0-
Cindy Lanzendoen                  -0-            -0-          150,000/150,000       50,000/250,000              -0-

(1) Total value of unexercised options is based upon sales of the Common Stock as reported by the over-the-counter Bulletin Board at $ 0.0375 on December 31, 2004 and $0.065 on December 31, 2005.

(2) Value realized in dollars is based upon the difference between the fair market value of the Common Stock on the date of exercise, and the exercise price of the option.

Item 12. Certain Relationships and Related Transactions

      In April 2005 Pearl Street Holdings plc, a publicly traded English company lent the Company $550,000 and acquired another $555,000 of the Company's outstanding Convertible Notes. If all these notes were converted, Pearl would hold over 110,000,000 shares of common stock. Pearl and the Company have agreed that, so long as Pearl held more that 25% of the fully diluted equity of the Company, the Company's directors would nominate a person recommended by Pearl to its Board of Directors.

      Pearl, and its principal officers, Stephen Dean and Vince Nicholls, may now be included in the control group of Dialog Group.

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

      During 2005, the Dialog Group issued shares of common stock in lieu of paying cash dividends for the first three quarters of 2005. A total of 3,306,812 shares of common stock were issued to Peter DeCrescenzo, Vincent DeCrescenzo, Sr., Ms. Lanzendoen, and retirement trusts for their benefit.

      Apartment Rental

      During 2004, the Company rented one executive apartment for the entire year and one apartment until March, 2004 from Verdi Realty, a company controlled by the DeCrescenzo brothers. During the fiscal year, the Company paid a total of $26,900 in rent for twelve months occupancy of one of these apartments and 3 months in the other. This is believed by management to be below the current market price for these units. In March, one apartment was sold. Since then, Mr. Peter DeCrescenzo has received a monthly living allowance to replace the apartment previously provided to him

      During 2005, the Company rented one executive apartment for the entire year. During the fiscal year, the Company paid a total of $24,000 in rent for twelve months. This is believed by management to be below the current market price for these units.

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

      In December 2004, Peter and Vincent DeCrescenzo and Cindy Lanzendoen agreed to accept the Company's Convertible Notes to defer the Company's obligations to them, including past due wages. Their notes were for $50,000, $30,000, and $34,920, respectively. The Convertible Notes were to mature on May 31, 2006 and bore interest at the rate of five (5%) percent per annum. They were convertible into common stock at a price of $0.06 per share. In connection with the notes, warrants to purchase a total of 574,600 shares of common stock at a price of $0.075 were issued to the Messrs DeCrescenzo and Ms. Lanzendoen. The terms of the notes were changed as described below effective upon the conclusion of the Pearl Street Holdings Transaction.

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

      The new Convertible Note evidencing the debts is due February 1, 2007, bears interest; payable at maturity, at the rate of five (5%) percent per annum from April 29, 2005, and, after May 25, 2005, is convertible at a price of $0.01 per share. All holders of the new Convertible Note have agreed that, if, for 45 consecutive calendar days, the Company's stock only closes above $0.04 per share, the entire note and the note replacing the Griffin Crossover Fund note described below shall be converted into common stock. All the new Convertible Notes are secured by a second lien on the Company's assets, including its data. During 2005 approximately $7,300 in interest was accrued for the holders of the approximately $218,000 of new Convertible Notes held by related parties.

      This transaction was consummated on April 28, 2005. In connection with the Pearl transaction, Griffin Securities, Inc. received a cash commission of $50,000. Adrian Stecyk, company director, is President and CEO of Griffin.

      At the same time as the transactions above, Pearl and the Company agreed that Peter DeCrescenzo's 2005 gross cash salary would be reduced from $250,000 to $150,000 and that Vincent DeCrescenzo's 2005 gross cash salary would be reduced from $150,000 to $85,000. They received 10,000,000 shares and 6,500,000 shares, respectively, as compensation for agreeing to these reductions.

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

      Employment Agreement with Cindy Lanzendoen

      The Company has an employment contract with Ms. Lanzendoen, a holder during 2003 and 2004 of more than five (5%) percent of the Company's common stock, as well as the Class B-1 and Class E Preferred. She serves as the administrative head of the HealthCare Dialog Division. The agreement, initially signed in February 2003, when Healthcare Dialog was acquired, provided for an annual salary of $150,000 for the initial term ending December 31, 2004. The agreement provides for an annual bonus of up to 25% of the base salary if the executive meets performance goals fixed annually by the Board of Directors; Ms. Lanzendoen has agreed to waive these bonus provisions with respect to 2004 and 2005 results.

      At the end of each term, the agreement provides for automatic annual renewals (including a cost of living increase of at least the increase in the Consumer Price Index) or, if not renewed, for the payment of one year's additional salary. Ms. Lanzendoen has waived her 2005 cost of living increases. The agreement provides for the Company's standard benefits and fringes and as well as automobile allowances, health insurance and other insurance benefits, and health club access.

      Guarantees

      In March 2005 Peter DeCrescenzo and Vincent DeCrescenzo, Sr. have guaranteed Company obligations and provided Company access to their personal credit cards, on which the Company carries substantial balances. Their exposure is $475,000 and $35,000 respectively. Pursuant to Board of Directors resolutions, they have been issued 4,750,000 and 350,000 shares respectively as compensation for providing these guarantees and access to credit.

      During September 2005 Peter DeCrescenzo increased the amount of credit extended to DGI that he has guaranteed by $50,000. The Board of Directors awarded him an additional 500,000 shares as compensation for his guarantee.

      During November 2005, Peter DeCrescenzo guaranteed a $350,000 term loan made to the Company by an unrelated party. The Board of Directors awarded him an additional 350,000 shares as compensation for his guarantee.

      Compensation Conversions

      In December 2005, Peter DeCrescenzo accepted 15,384,615 shares of Common Stock in lieu of $100,000 of unpaid salary.

      Also in December 2005, the Company's Secretary accepted 384,615 shares of Common Stock in lieu of a $2,500 legal fee.

      Revolving Loan

      In August 2005, Peter DeCrescenzo agreed to provide the Company with a revolving line of credit with a maximum draw of $125,000. The Company agreed to pay him ten (10%) interest on the outstanding balances over time; the interest was to be calculated and paid in February 2006 and to issue him warrants to purchase 4,000,000 shares of common stock at $0.012 per share until 2010. During the course of the loan, the balance reached a high of $175,000 in November. The balance as of December 31, 2005 was $50,000. Approximately $8,000 of interest was due at year end.

Item 13. Exhibits

Exhibit
 Number   Description                                                       Page
-------   -----------                                                       ----
    2.1   Third Amended Plan of Reorganization - Incorporated by
          reference from Report on Form 8-K filed on October 12, 2001         X

    2.2   Amendment dated February 27, 2003 to an Agreement for Merger by and among IMX Pharmaceuticals, Inc., a Utah corporation ("IMX")
          (for itself and for Dialog Group, Inc., its successor by
          merger), HCD Acquisition, Inc. ("HCD Acquisition"), a Delaware corporation, Healthcare Dialog, Inc., a Delaware corporation
          ("HCD"), and Peter V. DeCrescenzo, Vincent DeCrescenzo, Sr.,
          and Cindy Lanzendoen, each an individual, (collectively, the "Shareholders") and Cater Barnard, plc, an a corporation of
          England and Wales ("CB") - Incorporated by reference from
          Report on Form 8-K filed on March 15, 2003                          X

    2.3   Agreement for Merger dated February 24, 2003 among Dialog
          Group, Inc., a Delaware corporation ("DGI"), IP2M Acquisition
          Corp. ("Acquisition"), a Delaware corporation, IP2M, Inc., a
          Delaware corporation ("IP2M"), and Robin Smith, William
          Donovan, Five Don, Ltd. (a/k/a 5 Don Ltd.), Cameron Bevis, and
          Art Sadin - Incorporated by reference from Report on Form 8-K
          filed on March 15, 2003                                             X

 3(i).1   Amended and Restated Articles of Incorporation - Incorporated
          by reference from Interim Report on Form 8-K filed on March 14,
          2003                                                                X

 3(i).2 Certificate of Designation of Class C-1 Preferred Stock - Incorporated by reference from the initial filing of
          registration statement file number 333-106490                       X

 3(i).3 Certificate of Designation of Class C-2 Preferred Stock - Incorporated by reference from the initial filing of
          registration statement file number 333-106490                       X

 3(i).4 Certificate of Designation of Class C-3 Preferred Stock - Incorporated by reference from the initial filing of
          registration statement file number 333-106490                       X

 3(i).5   Certificate of Cancellation of Class C and Class D Preferred
          Stock - Incorporated by reference from the initial filing of
          registration statement file number 333-106490                       X

 3(i).6 Certificate of Amendment for Increased Shares - Incorporated by reference from the initial filing of registration statement
          file number 333-106490                                              X

 3(i).7   Certificate of Designation of Class E Preferred Stock
          Incorporated by reference from Amendment No.1 to Annual Report
          on Form 10-KSB filed on October 3, 2005.                            X

 3(i).8   Certificate of Elimination of Classes C-1, C-1, and C-3
          Preferred Stock Incorporated by reference from Amendment No.1
          to Annual Report on Form 10-KSB filed on October 3, 2005.           X

 3(i).9 Certificate of Amendment for Increased Shares Incorporated by reference from Amendment No.1 to Annual Report on Form 10-KSB
          filed on October 3, 2005.                                           X

3(ii).1   By-laws - Incorporated by reference from Interim Report on Form
          8-K filed on March 14, 2003                                         X

    4.1   Instruments defining the rights of security holders -
          Incorporated by reference from Exhibit 3(i).1 through Exhibit
          3(i).10.                                                            X

    4.2   Convertible Debenture - Incorporated by reference from the
          Current Report on Form 8-K filed March 27, 2006.                    X

    4.3   Warrant - Incorporated by reference from the Current Report on
          Form 8-K filed March 27, 2006.                                      X

     10   Material contracts                                                  X

   10.1 Employment Agreement for Peter V. DeCrescenzo Incorporated by reference from the Annual Report on Form 10-KSB filed on April
          14, 2003                                                            X

   10.2 Employment Agreement for Vincent DeCrescenzo Incorporated by reference from the Annual Report on Form 10-KSB filed on April
          14, 2003                                                            X

   10.3   Employment Agreement for Cindy Lanzendoen Incorporated by
          reference from the Annual Report on Form 10-KSB filed on April
          14, 2003                                                            X

   10.5   2002 Stock Option Plan, as amended- Incorporated by reference from the initial filing of registration statement file number
          333-106490                                                          X

   10.6 Amendment to Employment Agreement for Peter V. DeCrescenzo. Incorporated by reference from Amendment No.1 to Annual Report
          on Form 10-KSB filed on October 3, 2005.                            X

   10.7 Amendment to Employment Agreement for Vincent DeCrescenzo, Sr. Incorporated by reference from Amendment No.1 to Annual Report
          on Form 10-KSB filed on October 3, 2005.                            X

   10.8   Guarantee Agreement with Peter DeCrescenzo Incorporated by reference from Amendment No.1 to Annual Report on Form 10-KSB
          filed on October 3, 2005.                                           X

   10.9 Guarantee Agreement with Vincent DeCrescenzo Incorporated by reference from Amendment No.1 to Annual Report on Form 10-KSB
          filed on October 3, 2005.                                           X

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

Item 14 Principal Accountants Fees and Services

      Berenfeld, Spritzer, Shechter, and Sheer, of Coral Gables, Florida, have served as auditors during 2004 and 2005. The Board has now reappointed Berenfeld, Spritzer, Shechter, and Sheer to serve as its auditor for 2006. They are not expected to attend the Annual Meeting, and have not asked for an opportunity to address the shareholders.

      The following table sets forth fees billed to the Company by the Company's independent auditors for the year ended December 31, 2005, December 31, 2004 and December 31, 2003 for (i) services rendered for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance. As indicated below, only audit services were provided by the accountants; the Board pre-approved one hundred (100%) percent of the audit services rendered by the Company's independent auditors. Any additional services to be rendered would first be submitted to the committee for its approval.

Principal Accountant Fees and Services

For the fiscal year ended   December 31, 2005   December 31, 2004   December 31, 2003
-------------------------   -----------------   -----------------   -----------------
Audit Fees                       $64,374             $80,000             $68,000
Audit - Related Fees                   0                   0                   0
Tax Fees                               0                   0                   0
Total Fees                       $64,374             $80,000             $68,000

                         PART F/S - Financial Statements

                     DIALOG GROUP INC. FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----
Independent Auditors' Report                                             F-1
Consolidated Balance Sheet                                               F-2
Consolidated Statements of Operations and Comprehensive Loss             F-3
Consolidated Statements of Stockholders' Deficiencies                F-4 to F-5
Consolidated Statements of Cash Flows                                F-6 to F-7
Notes to Consolidated Financial Statements                           F-8 to F-31

             [LETTERHEAD OF BERENFELD, SPRITZER, SHECHTER AND SHEER]

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

As discussed in Note 19 to the financial statements, certain errors resulting in understatement of the gain on the sale of discontinued operations and overstatement of accounts receivable, accounts payable and accrued expenses and understatement of net income as of December 31, 2005, were discovered by management of the Company after April 17, 2006. Accordingly, adjustments have been made to the consolidated balance sheet of Dialog Group, Inc. and Subsidiaries as of December 31, 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended to correct the errors.


/s/ Berenfeld, Spritzer, Shechter and Sheer
Coral Gables, Florida

April 17, 2006
(except for Note 19, as to which the date is July 10, 2006)

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 2005

                                     ASSETS

CURRENT ASSETS:
  Accounts receivable (Net)                                        $    825,634
  Prepaid expenses and other current assets                             148,352
                                                                   ------------
    Total current assets                                                973,986
                                                                   ------------

PROPERTY AND EQUIPMENT, NET                                              32,489
                                                                   ------------
OTHER ASSETS:
  Data Assets (Net)                                                     370,569
  Website (Net)                                                          52,907
  Security Deposits                                                      55,080
  Notes Receivable (Net)                                                111,164
                                                                   ------------
    Total other assets                                                  589,720
                                                                   ------------

TOTAL ASSETS                                                       $  1,596,195
                                                                   ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Cash overdraft                                                   $    223,762
  Accounts payable                                                    1,667,838
  Accrued expenses                                                    1,212,493
  Deferred revenue                                                      343,293
  Current notes and loans payable                                       498,211
  Other current liabilities                                              65,312
                                                                   ------------
     Total current liabilities                                        4,010,909
                                                                   ------------

LONG TERM DEBT
  Pearl Street Holdings Convertible Note-related party                1,105,000
  Convertible Note-related parties                                      244,045
  Loan Payable - Commadore                                              360,246
                                                                   ------------
    Total Long Term Debt                                              1,709,291
                                                                   ------------

STOCKHOLDERS' DEFICIENCY:
  Preferred stock, $.001 par value; 1,500,000 Authorized                    306
    Class B, 305,858 Shares Issued and Outstanding
    Class E, 200 Shares Authorized,
      99.5  Shares issued and Outstanding
  Common stock, $.001 par value, 200,000,000 Shares Authorized;         193,348
      193,347,269 Shares Issued and Outstanding
  Additional paid-in-capital                                          7,908,492
  Accumulated deficit                                               (12,226,151)
                                                                   ------------
Total stockholders' deficiency                                       (4,124,005)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                     $  1,596,195
                                                                   ============

   Reference should be made to the notes to consolidated financial statements.

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

                                                                                      2005           2004
                                                                                 -------------    ------------
REVENUES                                                                         $   6,722,703    $  7,904,447

COST OF REVENUES                                                                     3,150,128       3,384,616
                                                                                 -------------    ------------

GROSS PROFIT                                                                         3,572,575       4,519,831

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                         5,169,803       5,338,124
                                                                                 -------------    ------------

LOSS FROM OPERATIONS                                                                (1,597,228)       (818,293)
                                                                                 -------------    ------------

OTHER INCOME (EXPENSES):

  Interest expense                                                                    (274,634)        (90,018)
  Other expense                                                                         (8,816)         (2,155)
  Other income                                                                              --           1,952
  Litigation Settlement Income                                                              --         122,710
                                                                                 -------------    ------------

            Total Other Income (Expenses)                                             (283,450)         32,489
                                                                                 -------------    ------------

LOSS FROM CONTINUING OPERATIONS                                                     (1,880,678)       (785,804)
                                                                                 -------------    ------------

INACTIVE AND DISCONTINUED OPERATIONS
      Income (Loss) from inactive operations                                              (290)         10,394
      Income (loss) from operations of discontinued operations                        (637,804)       (643,014)
      Gain on disposal of discontinued operations                                      736,815              --
                                                                                 -------------    ------------
      Total Gain or (Loss) from inactive and discontinued operations                    98,721        (632,620)
                                                                                 -------------    ------------

NET LOSS                                                                         $  (1,781,957)   $ (1,418,424)
                                                                                 =============    ============

    Preferred E Series share dividends                                                (159,200)       (145,200)
    Interest paid on convertible notes                                                       0            6388
                                                                                 -------------    ------------

    Income/(loss) applicable to common shareholders from continuing operations      (1,880,678)       (785,804)

    Inactive and discontinued operations                                                98,721        (632,620)
                                                                                 -------------    ------------
    Net Income/(loss) applicable to common shareholders                             (1,941,157)     (1,557,236)
                                                                                 =============    ============

EARNINGS/( LOSS) PER SHARE, BASIC AND DILUTED ON NET INCOME/(LOSS)
FROM CONTINUING OPERATIONS                                                       $       (0.01)   $      (0.01)
                                                                                 =============    ============

EARNINGS/(LOSS) PER SHARE ON DISCONTINUED OPERATIONS, BASIC AND DILUTED          $       0.001    $      (0.01)
                                                                                 =============    ============

NET EARNINGS/( LOSS) PER SHARE, BASIC AND DILUTED                                $       (0.01)   $      (0.01)
                                                                                 =============    ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING,
      BASIC AND DILUTED                                                            149,782,653      98,557,402
                                                                                 =============    ============

   Reference should be made to the notes to consolidated financial statements.

                      DIALOG GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                      FOR THE YEAR ENDED DECEMBER 31, 2005

                                                       CLASS B               CLASS E               CLASS F
                                                 PREFERRED STOCK (B)   PREFERRED STOCK (E)   PREFERRED STOCK (E)
                                                 -------------------   -------------------   -------------------
                                                   SHARES     AMOUNT     SHARES     AMOUNT    SHARES     AMOUNT
                                                 ---------   -------   ---------   -------   --------   --------
Balance at December 31, 2004                      312,372      313        99.5        0

Prepaid compensation per this year
Outside services for new equities
Warrants from value convertible note issue
Stock options issued for services
Prepaid employee compensation
Conversion of accrued payroll to common stock
Conversion of accounts payable to common stock
Cancellation of warrants
Conversion of accrued payroll to common stock
Acquisition of AdValiant                                                                        400         0
Acquisition of AdValiant
Conversion of preferred stock to common stock      (6,514)      (7)
Conversion of note payable to common stock
Additional compensation for guarantee of debt
Cash sales of common stock
Class E dividends declared and 3 qtrs payment
Disposition of AdValiant                                                                       (400)       (0)
Net Income/(Loss)

Balance at December 31, 2005                      305,858      306        99.5        0           0         0
                                                  =======      ===        ====      ===         ===       ===

                                                                         ADDITIONAL                     OTHER
                                                                           PAID-IN    ACCUMULATED   COMPREHENSIVE
                                                      COMMON STOCK         CAPITAL      DEFICIT      INCOME(LOSS)      TOTAL
                                                 ---------------------   ----------   -----------   -------------   ----------
                                                    SHARES      AMOUNT
                                                 -----------   -------
Balance at December 31, 2004                     116,672,283   116,673    7,384,132   (10,302,247)                  (2,801,129)

Prepaid compensation per this year                   350,000       350        3,150                                      3,500
Outside services for new equities                  4,841,013     4,841       27,995                                     32,836
Warrants from value convertible note issue                                      455                                        455
Stock options issued for services                                             1,200                                      1,200
Prepaid employee compensation                     21,600,000    21,600       86,400                                    108,000
Conversion of accrued payroll to common stock      5,252,403     5,252       47,272                                     52,524
Conversion of accounts payable to common stock     2,750,000     2,750       11,000                                     13,750
Cancellation of warrants                                                     (3,663)                                    (3,663)
Conversion of accrued payroll to common stock     16,146,454    16,146       87,472                                    103,618
Acquisition of AdValiant                                                                                                     0
Acquisition of AdValiant                                        84,171      824,880       (22,547)        0            886,504
Conversion of preferred stock to common stock        260,560       261         (254)                                         0
Conversion of note payable to common stock         1,984,048     1,984       28,174                                     30,158
Additional compensation for guarantee of debt      1,175,000     1,175        8,075                                      9,250
Cash sales of common stock                        13,000,000    13,000      117,000                                    130,000
Class E dividends declared and 3 qtrs payment      9,315,508     9,316      110,084      (119,400)                          (0)
Disposition of AdValiant                                       (84,171)    (824,880)            0         0           (909,051)
Net Income/(Loss)                                                                      (1,781,957)                  (1,781,957)

Balance at December 31, 2005                     193,347,269   193,348    7,908,492   (12,226,151)        0         (4,124,004)
                                                 ===========   =======    =========   ===========       ===         ==========

                       DIALOG GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                      FOR THE YEAR ENDED DECEMBER 31, 2005

                                                           CLASS B               CLASS E
                                                     PREFERRED STOCK (B)   PREFERRED STOCK (E)        COMMON STOCK
                                                     -------------------   -------------------   ---------------------
                                                       SHARES     AMOUNT     SHARES     AMOUNT      SHARES      AMOUNT
                                                     ---------   -------   ---------   -------   -----------   -------
Balance at 12/31/03                                   322,158      322       87.0         0       85,812,911    85,813

Shares issued for cash                                                        3.5         0
Shares converted from IMX to DGI                                                                      41,715        42
Conversion of preferred stock to common                (9,786)      (9)                              391,721       365
Conversion of accrued settlment to preferred stock                           10.0
Conversion of accrued payroll to preferred stock                              2.0         0
Conversion of accrued payroll and
accounts payable to common stock                                                                  16,528,965    16,556
Conversion of notes payable and accrued
interest to common stock                                                                           4,115,178     4,115
Shares issued in lieu of director compensation                                                     2,000,000     2,000
Cashless exercise of options                                                                         500,000       500
Exercise of options                                                                                3,333,333     3,333
Stock options issued for services
Issuance of stock options
Warrants attached to notes payable issued
Outside services cost of new equities
Cancellation of preferred shares                                             (3.0)
Dividends                                                                                          3,948,460     3,948
Net Income/(Loss)
Balance at December 31, 2004                          312,372      313       99.5         0      116,672,283   116,673
                                                      =======      ===       ====       ===      ===========   =======

                                                     ADDITIONAL
                                                       PAID-IN    ACCUMULATED
                                                       CAPITAL      DEFICIT        TOTAL
                                                     ----------   -----------   ----------

Balance at 12/31/03                                   6,624,319    (8,871,123)  (2,160,669)

Shares issued for cash                                   35,000                     35,000
Shares converted from IMX to DGI                            (42)                         0
Conversion of preferred stock to common                    (356)                         0
Conversion of accrued settlment to preferred stock       21,250                     21,250
Conversion of accrued payroll to preferred stock         20,000                     20,000
Conversion of accrued payroll and
accounts payable to common stock                        317,502                    334,058
Conversion of notes payable and accrued
interest to common stock                                 79,555                     83,670
Shares issued in lieu of director compensation           38,000                     40,000
Cashless exercise of options                               (500)                         0
Exercise of options                                     196,667                    200,000
Stock options issued for services                        30,000                     30,000
Issuance of stock options                                 1,764                      1,764
Warrants attached to notes payable issued                 9,096                      9,096
Outside services cost of new equities                    (1,675)                    (1,675)
Cancellation of preferred shares                        (30,000)                   (30,000)
Dividends                                               176,052      (145,200)      34,800
Net Income/(Loss)                                                  (1,418,424)  (1,285,924)
Balance at December 31, 2004                          7,516,632   (10,434,247)  (2,801,129)
                                                      =========   ===========   ==========

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                                      2005            2004
                                                                                   -----------    -----------
Cash Flows from Operating Activities:

     Loss from continuing operations                                               ($1,880,678)   $  (785,804)
     Gain/(Loss)from Discontinued Operations                                            99,011       (643,014)
     Gain/(Loss)from Inactive Operations                                                  (290)        10,394
                                                                                   -----------    -----------
     Net Loss                                                                       (1,781,957)    (1,418,424)

     Adjustments to reconcile net loss
       to net cash used in operating activities of continuing operations:
       Depreciation and amortization                                                   410,368        349,320
       Bad debt expense                                                                183,343         69,764
       Common stock, warrants and stock options issued for services                    129,031
     Changes in operating assets and liabilities: (Increase) Decrease
       Accounts receivable                                                            (347,697)       170,630
       Prepaid and other current assets                                                (80,238)        19,477
       Other current receivables                                                        20,258         14,004
       Accounts payable and accrued expenses: Increase (Decrease)                      319,245        309,410
       Current liabilities - Due to related parties                                   (113,011)       108,091
       Other current liabilities                                                       318,469          5,639
       Deferred revenues                                                              (465,197)        50,950
                                                                                   -----------    -----------
                                                                                    (1,407,386)      (321,139)
                                                                                   -----------    -----------

     Cash Flows from Investing Activities of Continuing Operations:
       Purchase of property and equipment                                               (6,130)       (36,828)
       Purchase of database                                                           (172,774)      (144,424)
       Settlement/(Issuance) of note receivable                                       (163,460)       100,000
       Website development                                                             (17,000)       (42,000)
                                                                                   -----------    -----------
                                                                                      (359,364)      (123,252)
                                                                                   -----------    -----------

     Cash Flows from Financing Activities of Continuing Operations:
       Cash overdraft                                                                  223,762
       Proceeds from Issuance of Convertible Debt                                      595,000        510,000
       Proceeds from Issuance of Convertible Debt to Related Parties                   126,000        118,045
       Short Term Borrowing, net                                                       360,246         (3,262)
       Issuance of stock for settlement of debt                                        200,052       (298,448)
       Proceeds from sale of common stock                                              130,000        102,500
                                                                                   -----------    -----------
                                                                                     1,635,060        428,835
                                                                                   -----------    -----------

Change in net cash of discontinued operations                                               --             --

Increase (decrease) in cash and cash equivalents                                      (131,690)       (15,556)

Cash and cash equivalents, beginning of year                                           131,690        147,246
                                                                                   -----------    -----------
Cash and cash equivalents, end of year                                             $        --    $   131,690
                                                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid during the period                                                  $   274,654    $    90,018
  Income Taxes Paid During the Period                                                       --             --

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
  Conversion of Accounts Payable into Series E Preferred Stock                              --
  Conversion of Accrued Expenses into Common Stock                                 $   156,143    $   232,850
  Conversion of Accrued Expenses into Series E Preferred Stock                              --    $   163,960
  Conversion of Accounts Payable to Common Stock                                   $    13,750    $   109,380
  Conversion of Series B Preferred to Common Stock                                          --    $       138
  Notes Payable - Advantage Fund (re: IP2M Acq.) Converted Equity                                 $    75,000
  Conversion of notes payable to common stock                                      $    30,158
  Class E Dividends Payable Converted to Equity                                    $   119,400    $   180,000

   Reference should be made to the notes to consolidated financial statements.

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                               2005           2004                          2003
                                                                           -----------    -----------                   -----------
Cash Flows from Operating Activities:

    Net Loss                                                               ($1,880,678)   $(1,418,424)      -1918666    $(7,200,422)
    Gain/(Loss)from Discontinued Operations                                     99,011        643,014         120115        599,961
    Gain/(Loss)from Inactive Operations                                           (290)       (10,394)           290
                                                                           -----------    -----------                    ----------
    Loss from continuing operations                                         (1,781,957)      (785,804)      -1798261     (7,800,383)

    Adjustments to reconcile net loss
      to net cash used in operating activities of continuing operations:
      Gain on debt settlement                                                 (134,103)                                    (185,789)
      Loss on fixed asset impairment                                                                                         56,938
      Loss on goodwill impairment                                                                                         4,988,514
      Depreciation and amortization                                            410,524        349,320         410524        285,641
      Bad debt expense                                                                         69,764                       137,963
      Common stock, warrants and stock options issued for services             154,786                                      414,090
    Changes in operating assets and liabilities: (Increase) Decrease
      Accounts receivable                                                      216,649        107,894        -347697       (324,930)
      Prepaid and other current assets                                          80,238         19,477         -80238         22,291
      Other current receivables                                                 20,258         14,004          20258         18,515
      Accounts payable and accrued expenses: Increase (Decrease)               732,753       (532,002)                    1,892,236
      Current liabilities - Due to related parties                            (113,011)       108,091                            --
      Other current liabilities                                                318,469          5,639                       (22,722)
      Deferred revenues                                                       (465,197)        50,950                      (258,099)
                                                                           -----------    -----------                   -----------
                                                                              (560,591)      (592,667)                     (775,735)
                                                                           -----------    -----------                   -----------

Cash Flows from Investing Activities of Continuing Operations:
    Purchase of property and equipment                                          (6,130)       (36,828)                     (148,433)
    Purchase of database                                                      (189,774)      (144,424)                     (180,620)
    Settlement/(Issuance) of note receivable                                  (163,460)       100,000                      (100,000)
    Website development                                                             --        (42,000)                     (122,792)
                                                                           -----------    -----------                   -----------
                                                                              (359,364)      (123,252)                     (551,845)
                                                                           -----------    -----------                   -----------

Cash Flows from Financing Activities of Continuing Operations:
    Proceeds from Issuance of Convertivble Debt                                595,000        510,000
    Proceeds from Issuance of Convertivble Debt to Related Parties             126,000        118,045                            --
    Short Term Borrowing, net                                                  360,246         (3,262)                     (232,832)
    Proceeds from sale of common stock                                         130,000        102,500                     1,418,040
                                                                           -----------    -----------                   -----------
                                                                             1,211,246        727,283                     1,185,208
                                                                           -----------    -----------                   -----------

Change in net cash of discontinued operations                                       --             --                       (21,978)

Increase (decrease) in cash and cash equivalents                               291,291         11,364                      (164,350)

Cash and cash equivalents, beginning of year                                   131,690        147,246                       311,596
                                                                           -----------    -----------                   -----------

Cash and cash equivalents, end of year                                     $   422,981    $   158,610                   $   147,246
                                                                           ===========    ===========                   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid during the period                                            $   274,654    $    90,018                   $     5,297
Income Taxes Paid During the Period                                                 --             --                            --

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
  Shares Issued in Acquisition of HCD                                                                                     1,017,139
  Shares Issued in Acquisition of IP2M                                                                                      260,909
  Shares Issued in Acquisition of HCH                                                                                       264,033
  Shares Issued in Acquisition of Azimuth                                                                                   528,067
  Conversion of Accounts Payable into Series E Preferred Stock                                                          $   867,501
  Conversion of Accrued Expenses into Common Stock                         $   156,142    $   232,850                   $    85,607
  Conversion of Accrued Expenses into Series E Preferred Stock                            $   163,960                   $   148,370
  Conversion of Accounts Payable to Common Stock                           $    13,750    $   109,380
  Conversion of Series B Preferred to Common Stock                                  --    $       138                   $   143,739
  Notes Payable - Advantage Fund (re: IP2M Acq.) Converted Equity                         $    75,000
  Class E Dividends Payable Converted to Equity                            $   159,200    $   180,000

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

BUSINESS ACTIVITY

Dialog Group, Inc. (DLGG) is headquartered at 257 Park Avenue South, Suite 1201, New York, New York 10010, with offices in Valencia, California and Sunrise, Florida. The company's three divisions, On line Services, Data Services and Communication Services, provided a combination of traditional advertising (print broadcast) and marketing services (broadcast, new media and Internet-based promotional venue), as well as a broad spectrum of proprietary and exclusive databases for healthcare, pharmaceutical, consumer and business to business clients

Additionally, the Company maintains exclusive contracts with leading multi-national pharmaceutical companies to operate maintain and provide content for their consumer Websites.

                    DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

Dialog Group's three divisions currently market its products and service offerings through branded business organizations. The Online Services Divisions include AdValiant, Adialogin and My MedCenter. The Communications Services Division includes nFusion The Data Division includes Marketing, iData and Mail Mogul.

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

During the third quarter, the Company increased from $350,000 to $700,000 the line of credit it has with a commercial asset-backed lender. The term is two years beginning August 2005.It is secured by the Company's accounts receivables, equipment, and inventory.

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

                                                         Year           Year
                                                         Ended          Ended
                                                     December 31,   December 31,
                                                         2005           2004
                                                     ------------   -----------
Preferred stock                                        20,525,954    20,826,154
Warrants                                               12,441,640     6,381,865
Stock options                                           3,477,500     3,377,500
Convertible notes                                     134,904,500    11,134,083
                                                      -----------    ----------
Total                                                 171,349,594    41,719,602
                                                      ===========    ==========

                                                             Twelve Months Ended
                                                                 December 31,
                                                          -------------------------
                                                              2005          2004
                                                          -----------   -----------
Numerator:
  Income/(loss) from continuing operations                ($1,880,678)    ($785,804)
  Preferred E Series share dividends                         (159,200)     (145,200)
  Interest paid on convertible notes                                0         6,388
  Income/(loss) applicable to common shareholders
  from continuing operations                               (2,039,878)     (924,616)
  Sale of AdValiant                                           736,815
  Inactive and discontinued operations                       (638,094)     (632,620)
  Net Income/(loss) applicable to common shareholders     ($1,941,157)  ($1,557,236)

Denominator:
  Basic earning(loss) per share-weighted average shares   149,782,653    98,557,402
  Effect of dilutive securities:
    Convertible notes                                               0             0
    Preferred stock                                                 0             0
    Share options                                                   0             0
    Warrants                                                        0             0
  Diluted  earning(loss) per share-adjusted weighted
  average shares and assumed conversions                  149,782,653    98,557,402

Earnings(loss) per share data:
  Basic-continuing operations                                  ($0.01)       ($0.01)
  Basic-inactive and discontinued operations                    (0.01)         0.01
                                                          -----------   -----------
  Basic                                                        ($0.01)       ($0.01)

  Diluted-continuing operations                               ($0.001)       ($0.01)
  Diluted-inactive and discontinued operations                 (0.001)         0.01
                                                          -----------   -----------
  Diluted                                                     ($0.001)       ($0.01)

                    DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

The conversion of convertible notes, preferred stock, share options, and warrants are anti-dilutive (assuming) conversion into common shares would increase earnings per share or decrease loss per share) and, therefore, not included in the calculation of diluted earnings/ (loss) per share.

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

Exchangeable shares (336,685,584 at $0.011 per share) at 25%        $   909,051
Class F voting preferred stock (400 at $0.000 per share)                      0
Estimated transaction costs                                             214,572
                                                                    -----------

Total Maximum Purchase Price                                        $ 1,123,623
                                                                    ===========
Allocation of initial consideration.
Cash                                                                $    15,291
Accounts receivable, net of reserves of $241,160                        180,121
Other receivables                                                       130,934
Prepaid expenses and other current assets                                 2,822
Property and equipment                                                   11,984
Affiliate web platform                                                  251,991
Goodwill                                                              1,026,823
Accounts payable                                                       (464,054)
Accrued expenses                                                        (13,133)
Other current liabilities                                               (19,154)
                                                                    -----------
Total                                                               $ 1,123,622
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

                                                      Twelve months   Twelve months
                                                          Ending          Ending
                                                       December 31,    December 31,
                                                           2005            2004
                                                      -------------   --------------
REVENUE                                                $ 6,722,703      $ 7,904,447
COST OF SALES                                            3,150,128        3,384,616
                                                       -----------      -----------
GROSS PROFIT                                             3,572,575        4,519,831
                                                       -----------      -----------
OPERATING EXPENSES:
Other Selling, General, and Administrative Expenses      5,169,803        5,338,124
                                                       -----------      -----------
TOTAL OPERATING EXPENSE                                  5,169,803        5,338,124
                                                       -----------      -----------
INCOME (LOSS) FROM OPERATIONS                           (1,880,678)        (818,293)
                                                       -----------      -----------
Other Income (Expenses):
Interest expenses                                         (274,634)         (90,018)
Other expenses                                              (8,816)          (2,155)
Other income                                                    --            1,952
Settlement Adjustment                                           --          122,710
                                                       -----------      -----------
Total other income (expenses)                             (283,450)          32,489
                                                       -----------      -----------
Net Profit/(Loss) Before Inactive and Discontinued
Operations                                              (1,880,678)        (785,804)
Income (loss) from inactive operations                        (290)          10,394
Loss from operations of discontinued operations           (637,804)        (643,014)
Gain on disposal of discontinued operations                736,815         (643,014)
                                                       -----------      -----------
                                                            98,721         (632,620)
Net Loss                                                (1,781,957)      (1,418,424)
                                                       ===========      ===========

                    DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

NOTE -3 DISPOSITION OF SUBSIDIARY

The purchase and sale of AdValiant during 2005 was a distraction for the management of Dialog Group and a strain on the company's resources. Purchasing AdValiant with roots in the affiliate network landscape and a management that was parochial in its view of the Dialog Group family of businesses was not the answer to Dialog Group's vision of expanding its data efforts on the internet. A gain resulted from the transaction as the sales price exceeded the carrying value of AdValiant at the time of the sale.

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

The gain on the sale of AdValiant amounted to $736,815 and the loss from the discontinued operations amounted to $637,804, realizing a net $98,721 gain.

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

NOTE 4 - GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements have been presented assuming the continuity of the Company as a going concern. However, the Company has incurred substantial losses resulting in an accumulated deficit of $10,924,704 as of December 31, 2005. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.

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

NOTE 7- DATABASES

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

NOTE 9- ACCRUED LIABILITES

As of December 31, 2005, accrued liabilities consisted of the following:

Accrued professional fees and other expenses                          $  237,060
Accrued payroll and payroll taxes                                        487,765
Accrued interest                                                          47,396
Accrued settlements and contingencies                                    440,272
                                                                      ----------
                                                                      $1,212,493
                                                                      ==========

NOTE 10 - LOANS AND NOTES PAYABLE

Loans and notes payable due to non-related parties consisted of the following as of December 31, 2005.

      $750,000 line of credit with commercial asset-backed lender with a term of two years beginning August 2004. The line of credit bears interest at prime plus 4% per annum plus on-going fees. It is secured by the Company's accounts receivables, equipment,
inventory, and up to $150,000 of the debt is personally guaranteed
by the President and C.E.O. of the Company and his spouse.            $498,211,
                                                                      ---------
Total loans and notes payable                                         $ 498,211
Less: Current maturities                                              $(498,211)
                                                                      ---------
Long Term Debt                                                        $       0
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

                          Number                 Value
                            of        Value       of
                          Shares       Per        the
Transaction               Issued      Share   Transaction
---------------------   ----------   ------   -----------
Accounts payable         2,750,000   $0.005     $ 13,750    Settlement with accounts payable
Reduce contract-
President/CEO           10,000,000    0.005       50,000    Contract reduction converted for common stock
Reduce
contract-COO/CFO         6,500,000    0.005       32,500    Contract reduction converted for common stock
Accrued payroll-
President/CEO           17,788,461    0.007      124,038    Accrued payroll converted to common stock
Accrued payroll-
COO/CFO                  1,442,308    0.020       14,423    Accrued payroll converted to common stock
Accrued payroll-
employee, related
party                    1,406,249    0.020       14,062    Accrued payroll converted to common stock
Accrued payroll-
employee, non-related
party                      761,839    0.005        3,619    Agreed upon accrued payroll settlement
Loan guarantee-
President/CEO            5,600,000    0.005       29,750    Guarantee of debt for common stock
Loan guarantee-
COO/CFO                    350,000    0.005        1,750    Guarantee of debt for common stock

Notes payable and
accrued interest         1,984,048    0.015       30,158    No gain or loss is realized
                        ----------              --------
Total                   48,582,905              $314,050

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

                                  Number of    Value       Value
                                    Shares      Per       of the
Transaction                         Issued     Share    Transaction
-------------------------------   ---------   ------    -----------
Settlement with former employee       10      $ 2,125     $21,250     $122,710 gain is realized to Litigation Settlement
Accrued payroll-employee               2       10,000      20,000     No gain or loss is realized
                                     ---      -------     -------
Total                                 12                  $41,250

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

              Number of
               Common      Value      Value
               Shares       Per       of the
Transaction    Issued      Share   Transaction   Classification
-----------   ---------   ------   -----------   -------------------------------
Consulting     500,000    $0.061       $30,500   Expense included in operating
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

                    DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

NOTE 12 - STOCK OPTIONS

Effective January 1, 2003, the Company adopted the recognition provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure. Prior to 2002, the Company accounted for employee stock options using the provisions of APB No. 25 "Accounting for Stock Issued to Employees" and related interpretations. During the years ended December 31, 2005 and 2004, 100,000 and 1,925,000 stock options, respectively, were granted to employees, non-employee directors, officers, or consultants. A total of 1,213,946 options vested in the twelve months ending December 31, 2004 (none in 2005), while 648,235 and 199,948 options were forfeited by former employees during 2005 and 2004, repectively.

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

A summary of the status of the Company's stock option plans as of December 31, 2005 and 2004 and changes during the years ending on those dates is presented below:

Stock options activity for 2005 and 2004 at December 31st is as follows:

Options Outstanding, January 1, 2004                          1,737,448   $0.180

Options Granted                                               1,925,000   $0.036
Options Forfeited                                              (199,948)  $0.443
Options Expired                                                       0        0
Options Exercised                                                     0        0
                                                              ---------   ------
Options outstanding, December 31, 2004                        3,462,540   $0.121

Options Granted                                                 100,000   $0.012
Options Forfeited                                                     0     0.00
Options Expired                                                (648,235)  $0.001
Options Exercised                                                     0     0.00
                                                              ---------   ------
Options Outstanding, December 31, 2005                        2,914,035   $0.001
                                                              =========   ======

                    DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

Stock options outstanding and exercisable at December 31, 2005 are as follows

                   Options        Outstanding
                 -----------   --------------------
                               Weighted   Weighted
    Range                       Average    Average
 of Exercise        Shares     Exercise   Remaining
    Price        Outstanding     Price      Life
--------------   ----------    --------   ---------
$3.00 to $4.00       19,800     $3.120       7.00
$0.17 to $0.25    1,194,195     $0.174       8.00
$.036 to $0.05    1,700,040     $0.037      10.00
                 ----------     ------      -----
                  2,914,035     $0.154       8.34
                 ==========     ======      =====

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

Executive employment contracts at December 31, 2005.

                                                                        Annual
Position                                                            Compensation
-----------------------------------------------------------------   ------------
President and C.E.O                                                     $250,000
C.O.O. and C.F.O.                                                       $150,000
Administrative Head of Healthcare Dialog                                $150,000
Corporate Secretary                                                     $ 66,000

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

                    DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

The temporary differences that give rise to deferred tax asset and liability at December 31, 2005 are as follows:

Deferred tax asset
Net operating losses                                                $ 4,306,000
Less valuation allowance                                             (4,306,000)
                                                                     ----------
Net deferred tax asset                                              $         0
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

                    DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

            o     creation and management of websites

            o     to place internet advertising

            o     for the use of our healthcare database

MyMedCenter provides, maintains and delivers healthcare information over the internet and television.

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

            o     direct mail campaigns

AdValiant USA is a provider of affiliate marketing and lead generation services based on the cost-per-action and cost-per-lead model. AdValiant provides a suite of advertising and marketing tools for both advertisers and publishers. AdValiant offers advertisers fast direct marketing results and return on investment. For publishers, AdValiant offers top performing campaigns that maximize inventory earnings.


      Revenues are generated from:

            o     co-registration lead generation

            o     direct marketing

            o     media buying

            o     search engine optimization services.

CORPORATE

This is comprised of general and administrative functions and related expenses. These costs are retained at corporate and are not allocated to the business segments.

SIGNIFICANT CUSTOMERS

                    DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

Two customers in the Communications segment accounted for approximately 40% of the Company's consolidated revenues for 2005, while one customer in the Communications segment accounted for approximately 25% of the consolidated revenues for 2004. No customer in the Data segment accounted for more than 2% of the consolidated revenues of the Company in either 2005 or in 2004.

Management is not aware of any known trends, uncertainties, or circumstances that are reasonably likely to have material effect on composition or percentages of significant customers.

Twelve months ended December 31, 2005
Consolidated

                                            Corporate    Communications       Data
                                           -----------   --------------   -----------
REVENUE                                                   $1,630,246       $5,092,457
COST OF SALES                                                987,965        2,162,163
                                           -----------    ----------       ----------
GROSS  PROFIT                                                642,281        2,930,293
                                           -----------    ----------       ----------
OPERATING EXPENSES:
Selling and marketing                           12,378         3,724        1,679,639
Advertising                                                                    61,242
Depreciation and amortization                  327,765                         82,759
Other general and administrative expense     1,337,607       411,557        1,253,131
                                           -----------    ----------       ----------
TOTAL OPERATING EXPENSE                      1,677,750       415,281        3,076,771
                                           -----------    ----------       ----------
INCOME (LOSS) FROM OPERATIONS               (1,677,750)      227,000         (146,478)
                                           -----------    ----------       ----------
OTHER INCOME (EXPENSES)
Interest income
Interest expense                              (179,390)      (84,690)         (10,554)
Gain on debt settlements                            --            --
(Other expense)                                 (1,409)                        (7,407)
Other income
                                           -----------    ----------       ----------
TOTAL OTHER INCOME (EXPENSES)                 (180,799)      (84,690)         (17,961)
INCOME/(LOSS) FROM CONTINUING OPERATIONS    (1,858,550)      142,310         (164,439)
Loss from Inactive Operations                                   (290)
Gain/Loss Discontinued Operations             (147,975)
G/L on Discontinued Operations AdValiant      (489,829)
Sale of AdValiant                              736,815                             --
Currency Exchange & Rounding
                                           -----------    ----------       ----------
NET LOSS                                   $(1,759,538)   $  142,020       $ (164,439)
                                           ===========    ==========       ==========

                    DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

Total Net Assets                $  624,432   $172,861   $539,770   $87,666   $  884,959
                                ==========   ========   ========   =======   ==========
Gross Fixed and Other Assets    $1,153,345   $      0   $      0   $43,666   $1,197,012
                                ==========   ========   ========   =======   ==========
Accumulated Depreciation and
Amortization                    $  767,459   $      0   $      0   $26,494   $  793,953
                                ==========   ========   ========   =======   ==========
Depreciation and Amortization
Expense                         $  327,765   $      0   $      0   $82,759   $  410,524
                                ==========   ========   ========   =======   ==========

                                                         Twelve months ended December 31, 2004
                                               ---------------------------------------------------------
                                                                                            Consolidated
                                                Corporate    Communications      Data          Totals
                                               -----------   --------------   -----------   ------------
REVENUE                                        $         0     $ 3,730,565    $ 4,173,883   $ 7,904,448
COST OF SALES                                            0       1,644,886      1,739,730     3,384,616
                                              ------------     -----------    -----------   -----------
GROSS PROFIT                                             0       2,085,679      2,434,153     4,519,832
OPERATING EXPENSES:
Selling, General and Administrative Expenses     2,188,073         757,157      2,392,894     5,338,124
                                               -----------     -----------    -----------   -----------
TOTAL OPERATING EXPENSE                          2,188,073         757,157      2,392,894     5,338,124
                                               -----------     -----------    -----------   -----------
INCOME (LOSS) FROM OPERATIONS                   (2,188,073)      1,328,522         41,259      (818,293)
Other Income (Expenses):
Interest Income                                          0               0              0             0
Interest expenses                                  (32,311)        (39,628)       (18,080)      (90,019)
Other income (expense)                              (2,704)          1,201          1,300          (203)
Settlement adjustment                              122,710         122,710
Total other income (expenses)                       87,695         (38,427)       (16,780)       32,488
                                               -----------     -----------    -----------   -----------
Income/(Loss) from continuing operations        (2,100,378)      1,290,095         24,479      (785,804)
Inactive operations                               (542,978)        553,372              0        10,394
Discontinued Operations                           (650,732)          7,718              0      (643,014)
                                               -----------     -----------    -----------   -----------
Net Profit/(Loss)                              ($3,294,088)    $ 1,851,185    $    24,479   ($1,418,424)
                                               ===========     ===========    ===========   ===========
Total Net Assets                               $   748,888     $   512,137    $   293,531   $ 1,554,556
                                               ===========     ===========    ===========   ===========
Gross Fixed and Other Assets                   $   974,441     $         0        217,494   $ 1,191,935
                                               ===========     ===========    ===========   ===========
Accumulated Depreciation and Amortization      $   438,759     $         0    $    88,005   $   526,764
                                               ===========     ===========    ===========   ===========
Depreciation and Amortization Expense          $   280,534     $         0    $    16,827   $   297,361
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

Convertible Notes in the aggregate amount of $118,045 were issued to four employees for unpaid wages at December 31, 2004. An
additional Convertible Note for $100,000 was issued to one of the
four employees.                                                      $   218,045

Pearl Street Holdings has convertible notes which consist of
$510,000 and $595,000. The $595,000 notes were taken over from a
non-related party during 2005.                                         1,105,000

DUE TO OFFICER

In December 2005, an officer, including a member of board of directors provided approximately $50,000 directly to the Company
to help in the financing of other loans.                             $    50,000

Total loans and notes payable                                        $1,373,045
Less: Current maturities                                             $ (118,045)
                                                                     ----------
Long Term Debt                                                       $1,255,000
                                                                     ==========

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

NOTE 17 -LITIGATION

SUPPLIERS

In January of 2006 Dialog Group, Inc. promises to pay to the order of Acxiom, the sum of Ninety Thousand Dollars ($90,000.00), be paid over the following period: $5,000 was due on March 15, 2006; $5,000 due on April 15, 2006; $4,000
due on May 15, 2006; $2,000 due on June 15, 2006 and another $2,000 due on the 15th of the next 37 months. This was in settlement of a claim by Acxiom against Dialog Group for an amount in excess of $1MM.

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

NOTE 18-SUBSEQUENT EVENTS

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

                    DIALOG GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

Note 19 - CORRECTION OF ERRORS

      The originally reported Loss on Discontinued Operations included only approximately $490,000 of losses incurred in operating AdValiant during the time it was owned by the Company. In addition, it should have reflected approximately $140,000 incurred in the settlement of two lawsuits against a former subsidiary. This later amount was originally reported as part of Gain on Sale of Discontinued Operations.

      The Gain on Sale of Discontinued Operations is the excess of the consideration received for the sale of AdValiant over the sum of the original investment (as reduced by the loss incurred in operating AdValiant), the net of all inter-company accounts between AdValiant and the Company, including its subsidiaries, and the book value of all stock cancelled as part of the transaction.

      The original Income Statement contained three errors: 1) inter-company accounts between the Company and AdValiant, which aggregated approximately $220,000, were not eliminated, 2) the investment in AdValiant was not reduced by its impairment for the losses incurred in the operation of AdValiant before its elimination upon the sale, and 3) adjustments for accounts receivable and bad debt reserves were not properly created.

      The result was to understate the gain on the sale of AdValiant by $367,000. The correct amount is approximately $737,000, not $370,000

                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DIALOG GROUP, INC.

Date: April 14, 2006


                                   By: /s/ Peter V. DeCrescenzo
                                       -----------------------------------------
                                       Peter V. DeCrescenzo, President and Chief
                                       Executive Officer

      In accordance with the Exchange Act, this report has been signed bellow by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                      Title                  Date
---------                                      -----                  ----


/s/ Peter V. DeCrescenzo              Chief Executive Officer   April 14, 2006
----------------------------------
Peter V. DeCrescenzo


/s/ Vincent DeCrescenzo                   Chief Financial       April 14, 2006
----------------------------------    and Accounting Officer
Vincent DeCrescenzo

                                INDEX TO EXHIBITS

Exhibit    Page
 Number   Number                   Description
-------   ------   --------------------------------------------

   21.1            Subsidiaries of the registrant

  31(i)            302 Certification of Chief Executive Officer

 31(ii)            302 Certification of Chief Financial Officer

  32(i)            906 Certification of Chief Executive Officer

 32(ii)            906 Certification of Chief Financial Officer