Form 10KSB/A
period 2004-12-31
DIALOG GROUP INC
filed 2006-07-28
CIK 1051059

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549          ----------------
                                                            | This Amendment |
                                                            | alters Items 6 |
                                                            | and 7.         |
                                                             ----------------
                              REPORT ON FORM 10-KSB
                              (Amendment Number 4)


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

                                     DIALOG GROUP, INC.

Date: July 28, 2006
                                     By: /s/ Peter V. DeCrescenzo
                                         ---------------------------------------
                                         Peter V. DeCrescenzo, President and
                                         Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed bellow by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                     Title                  Date
---------                                     -----                  ----


/s/ Peter V. DeCrescenzo             Chief Executive Officer     July 28, 2006
--------------------------------
Peter V. DeCrescenzo


/s/  Vincent DeCrescenzo                 Chief Financial         July 28, 2006
--------------------------------     and Accounting Officer
Vincent DeCrescenzo

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


/s/ Berenfeld, Spritzer, Shechter, and Sheer
Coral Gables, Florida
April 1, 2005
(except for Note 19 as to which the date is July 10, 2006)

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