Form 10KSB/A
period 2005-12-31
DIALOG GROUP INC
filed 2006-07-28
CIK 1051059

This Amendment corrects Item 7.

                                  UNITED STATE
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              REPORT ON FORM 10-KSB
                              (Amendment Number 3)

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

                         PART F/S - Financial Statements

                     DIALOG GROUP INC. FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----
Independent Auditors' Report                                             F-1
Consolidated Balance Sheet                                               F-2
Consolidated Statements of Operations and Comprehensive Loss             F-3
Consolidated Statements of Stockholders' Deficiencies                F-4 to F-5
Consolidated Statements of Cash Flows                                    F-6
Notes to Consolidated Financial Statements                           F-8 to F-31

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

                          [page intentionally omitted]

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

Signature                                      Title                  Date
---------                                      -----                  ----


/s/ Peter V. DeCrescenzo              Chief Executive Officer   July 28, 2006
----------------------------------
Peter V. DeCrescenzo


/s/ Vincent DeCrescenzo                   Chief Financial       July 28, 2006
----------------------------------    and Accounting Officer
Vincent DeCrescenzo

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