Form 10QSB/A
period 2006-03-31
DIALOG GROUP INC
filed 2006-07-28
CIK 1051059

This amendment corrects Item 3 and Exhibit 32(ii)

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                                Amendment No. 1

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

Item 3            Controls and Procedures.

         The Company evaluated, under the supervision and with the participation of the Company's management (including its chief executive officer and with its chief financial officer), the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon their evaluation of such disclosure controls and procedures, the Company's chief executive officer and chief financial officer have concluded as of March 31, 2006, that the Company's controls were ineffective. As a result of the resignation of the controller and one bookkeeper, the controls did not operate as designed and did not alert them on a timely basis to certain material information relating to the Company that was required to be included in the Company's periodic SEC filings.

         With respect to the audit of the Company's financial statements for the year ended December 31, 2005, it is our understanding from our auditors that the deficiency in internal controls described above was identified and overcome through implementation of substantive audit programs.

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

                                DIALOG GROUP, INC.
Date: July 28, 2006
                                By: /s/ Peter V. DeCrescenzo
                                    ----------------------------------------
                                Peter V. DeCrescenzo, President and
                                Chief Executive Officer


Signature                                  Title                       Date
---------                                  -----                       ----

/s/ Peter V. DeCrescenzo            Chief Executive Officer        July 28, 2006
 ------------------------
Peter V. DeCrescenzo

/s/  Vincent DeCrescenzo            Chief Financial                July 28, 2006
-------------------------           and Accounting Officer
Vincent DeCrescenzo

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