Form 10QSB
period 2006-06-30
DIALOG GROUP INC
filed 2006-08-21
CIK 1051059

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

/X/ Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006.

/ / Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ______________________ to
_________.

                          Commission File No. 000-30294

                               DIALOG GROUP, INC.
             -------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

Delaware                               .                              87-0394290
---------------------------------------                        -----------------
(State or Other Jurisdiction of                                 (I.R.S. Employer
Incorporation or Organization)                            Identification Number)

Twelfth Floor, 257 Park Avenue South, New York, NY                      10010
-----------------------------------------------------            ---------------
(Address ofPrincipal Executive Offices)                              (Zip Code)

212.254.1917
-----------------------------
(Issuer's Telephone Number)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes /X/ No /  /

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes /X/ No / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes / / No /X/

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      At August 7, 2006 there were 198,482,755 shares of common stock, par value $.001 per share outstanding.

      Transitional Small Business Disclosure Format (check one): Yes / / No /X/

                       DIALOG GROUP, INC. AND SUBSIDIARIES

                                      INDEX
 Page
Number
                           Part I - Financial Information

                  Item 1    Financial Statements

F-1               Condensed  Consolidated  Balance  Sheets  as  of June 30, 2006
                  (unaudited)

F-2               Condensed   Consolidated    Statements   of   Operations   and
                  Comprehensive Loss for the Six and Three Months Ended June 30, 2006 (unaudited) and June 30, 2005 (unaudited)

F-3 Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 (unaudited) and June 30, 2005 (unaudited)

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

9                 Item 3. Controls and Procedures

                           Part II - Other Information

10                Item 1    Legal Proceedings

11                Item 2    Recent  Unregistered  Sales of Equity Securities and
                  Use of Proceeds

13                Item 6.   Exhibits

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                     June 30,
                                                                       2006
                                                                  ------------

                             ASSETS

CURRENT ASSETS
  Cash                                                            $       --
  Accounts receivable (net)                                            357,226
  Notes receivable, current portion                                     43,703
  Prepaid expenses and other current assets                             68,205
                                                                  ------------

     Total current assets                                              469,134
                                                                  ------------

PROPERTY AND EQUIPMENT, NET                                             22,086
                                                                  ------------

OTHER ASSETS:
  Data Assets (Net)                                                    226,062
  Website (Net)                                                         39,917
  Security Deposits                                                     55,080
  Note Receivable (Net)                                                111,297
                                                                  ------------

    Total other assets                                                 432,356
                                                                  ------------

TOTAL ASSETS                                                      $    923,576
                                                                  ============

              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank overdraft                                                  $    186,311
  Accounts payable                                                   1,357,493
  Accrued expenses                                                   1,139,173
  Deferred revenue                                                     243,827
  Notes and Loans Payable                                              265,688
  Due to officer                                                        73,102
  Pearl Street Holdings Convertible Notes - Related Party            1,105,000
  Convertible Notes - Related Parties                                  244,045
  Other current liabilities                                             47,300
                                                                  ------------

     Total current liabilities                                       4,661,939
                                                                  ------------

LONG TERM DEBT
  Convertible Debentures                                               479,778
  Loans Payable - Commadore                                            330,531
                                                                  ------------

TOTAL LONG TERM DEBT                                                   810,309
                                                                  ------------

TOTAL LIABILITIES                                                    5,472,248
                                                                  ------------

Commitments and contingencies

STOCKHOLDERS' DEFICIENCY

  Preferred stock, $.001 par value; 1,500,000 authorized
       Class B, 305,858 shares issued and outstanding
       Class E, 200 shares authorized,
       99.5 shares issued and outstanding                                  306
  Common stock, $.001 par value, 200,000,000 shares authorized;
      198,482,755 shares issued and outstanding                        198,483
  Additional paid-in-capital                                         8,022,757
  Accumulated deficit                                              (12,770,218)
                                                                  ------------

Total stockholders' deficiency                                      (4,548,672)
                                                                  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                    $    923,576
                                                                  ============


The accompanying notes are an integral part of these condensed consolidated financial statements

                       DIALOG GROUP, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)


                                                    Six Months Ended June 30,        Three Months Ended June 30,
                                                 ------------------------------    ------------------------------
                                                      2006            2005             2006             2005
                                                      ----            ----             ----             ----

REVENUES                                         $   1,902,353    $   2,283,514    $     939,107    $   1,088,284

COST OF REVENUES                                       641,987          981,774          332,610          513,346
                                                 -------------    -------------    -------------    -------------

GROSS PROFIT                                         1,260,366        1,301,740          606,497          574,938

OPERATING EXPENSES
  Selling, general and administrative expenses       1,827,859        2,043,958          908,726          963,503
                                                 -------------    -------------    -------------    -------------

LOSS FROM OPERATIONS                                  (567,493)        (742,218)        (302,229)        (388,565)

OTHER INCOME (EXPENSES)
  Interest income                                        9,938             --              4,865             --
  Interest expense                                    (157,606)        (127,724)         (84,133)         (85,830)
  Forgiveness of debt                                     --             22,164             --             18,414
                                                 -------------    -------------    -------------    -------------

Net Other Income (Expenses)                           (147,668)        (105,560)         (79,268)         (67,416)
                                                 -------------    -------------    -------------    -------------

LOSS FROM CONTINUING OPERATIONS                       (715,161)        (847,778)        (381,497)        (455,981)

INACTIVE & DISCONTINUED OPERATIONS
  Income (loss) from discontinued operations           210,894          (71,227)         (76,173)        (131,173)
                                                 -------------    -------------    -------------    -------------
NET LOSS                                         $    (504,267)   $    (919,005)   $    (457,670)   $    (587,154)
                                                 =============    =============    =============    =============

EARNINGS/( LOSS) PER SHARE, BASIC AND
DILUTED ON NET INCOME/(LOSS)                     ($      0.004)   ($      0.006)   ($      0.002)   ($      0.003)
FROM CONTINUING OPERATIONS

EARNINGS/(LOSS) PER SHARE ON
DISCONTINUED OPERATIONS, BASIC AND
DILUTED                                                  0.001           (0.001)          (0.000)          (0.001)
                                                 -------------    -------------    -------------    -------------

NET EARNINGS/( LOSS) PER SHARE, BASIC
AND DILUTED                                      ($      0.003)   ($      0.007)   ($      0.002)   ($      0.004)
                                                 =============    =============    =============    =============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED              196,581,774      135,513,274      198,482,755      153,054,074
                                                 =============    =============    =============    =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDING JUNE 30, 2006 AND 2005


                                                                                      2006          2005
                                                                                  -----------    -----------
Cash Flows from Operating Activities:

        Net Loss form continuing operations                                       $  (715,161)   $  (847,778)
        Gain from discontinued operations                                             210,894        (71,227)
                                                                                  -----------    -----------

        Loss from Operations                                                         (504,267)      (919,005)

         Adjustments to reconcile net loss
            to net cash used in operating activities of continuing operations:
            Gain on debt settlement                                                      --          (22,530)
            Depreciation and amortization                                             167,900        200,176
            Bad debt (recovery) expense                                               (44,958)        14,888
            Common stock, warrants and stock options issued for services                 --          102,655

         Changes in operating assets and liabilities:
            (Increase) decrease in accounts receivable                                513,366       (116,859)
            (Increase) decrease in prepaid and other current assets                    36,311       (215,137)
            (Increase) decrease in security deposits                                     --           16,018
            Increase (decrease) in accounts payable and accrued expenses             (104,065)       246,232
            Increase (decrease) in other current liabilities                          (18,012)        79,007
            Increase (decrease) in deferred revenues                                  (99,466)      (276,591)
                                                                                  -----------    -----------
                                Net Cash Used in Operating Activities                 (53,191)      (891,146)
                                                                                  -----------    -----------

Cash Flows from Investing Activities of Continuing Operations:
            Purchase of property and equipment                                           --           (2,846)
            Purchase of database                                                         --          (78,704)
            Loss of property and equipment                                               --            1,566
            Net cash acquired in acquisition of Advaliant                                --           49,795
            Purchase of website                                                          --          (17,000)
                                                                                  -----------    -----------
                                Net cash used in investing activities                    --          (47,189)
                                                                                  -----------    -----------

Cash Flows from Financing Activities of Continuing Operations:
            Bank overdraft                                                            (37,451)        25,783
            Short Term Borrowing, net                                                (212,238)        42,668
            Current liabilities - due to related parties                               23,102        111,989
            Proceeds from issuance of convertible debt to related parties                --          576,000
            Proceeds from issuance of convertible debt to employees                   279,778        100,000
                                                                                  -----------    -----------
                                Net Cash Provided by Financing Activities              53,191        856,440
                                                                                  -----------    -----------


Decrease in cash                                                                         --          (81,895)

Cash at Beginning of Period                                                              --          131,690
                                                                                  -----------    -----------

Cash at Period End                                                                $      --      $    49,795
                                                                                  ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
              Interest Paid During the Period                                     $   146,946    $   129,387
                                                                                  ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES:
              Conversion of Accounts Payable to Common Stock                      $      --      $     7,500
                                                                                  ===========    ===========
              Conversion of Accrued Expenses to Common Stock                      $      --      $    59,624
                                                                                  ===========    ===========
              Exchangeable shares issued in acquisition of Advaliant              $      --      $ 3,663,204
                                                                                  ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       Dialog Group, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2006


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN:

As more fully described in Note 4, the Company has experienced the following negative trends: 1. Recurring operating losses 2. Working capital deficiencies,
3. Negative cash flows from operating activities and 4. Adverse key financial ratios. Additionally, the Company has a significant accumulated deficit. These factors raise substantial doubt about its ability to continue as a going concern.

ORGANIZATION AND CAPITALIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The condensed consolidated financial statements include the accounts of the Company, Dialog Group, Inc., and its wholly-owned subsidiaries; Mail Mogul, Inc., Healthcare Dialog, Inc., Data Dialog, Inc. and AdValiant USA, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

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

BUSINESS ACTIVITY

Dialog Group, Inc. (DLGG) is a publicly traded corporation, headquartered at 257 Park Avenue South, Suite 1201, New York, New York 10010, with an administrative and sales office in Sunrise, Florida. The company's two Segments, Data and Communications, provide a broad spectrum of proprietary and exclusive databases for healthcare, consumer and business-to-business market clients. The company also provides a combination of traditional customer relationship management support applications such as advertising and marketing services (Internet-based promotional venues).

Description of the Segments

Both of Dialog Group's Segments each currently market its product and service offerings through branded product lines. The Data Segment products are Data Dialog Marketing, Data Dialog Data Management and Adialogin. The Communications Segments are Healthcare Dialog Communications and MyMedCenter.

Data Segment

Data  Dialog   Marketing  serves  the  direct  marketing  needs  of  small-  and medium-sized businesses with systems and tools that generate business and consumer prospect leads, provide data services, and streamline the distribution of data. Data Dialog Marketing offers a host of data-related services, such as targeted marketing lists, lead generation, turnkey direct mail programs, and data cleansing to multiple market segments including insurance, financial planning, real estate, auto dealerships, printers, letter shops and other segments that are users of direct mail and prospect marketing. Data Dialog Marketing also offers a unique subscription-based product featuring limited selections of data specifically designed for the small business segment user.

Data Dialog Data Management serves the database needs of list brokers and managers marketing nearly 200 different lists created from both licensed and proprietary databases. Data Dialog Management provides access to this list via its branded online platform; Access Dialog. Access Dialog is designed for use by both our internal sales force and list professionals and requires registration and training. It also promotes and markets list products via DataDialogDataManagement.com where list and marketing professionals can learn about its products and run counts and purchase list online after qualifying.

Adialogin is a consumer and business data integration product that automatically appends name and address information, as well as demographic, financial and lifestyle information, to telephone numbers on calls made by consumer and business customers to CTI Platforms. Adialogin initially marketed its products executively to call centers and Interactive Voice Response system users operating in-bound and blended call centers with 5 to 500 seats. Adialogin currently has contracts and sub-contracts with 27 businesses in this market segment and an additional 20 agreements with resellers which service this market. The real time format of this unit's products gives customers instant access to data, and speeds up their promotional efforts and improves customer service. In 2005 and the first quarter of 2006 Adialogin developed a web application for its technology which was introduced during the second quarter of 2006.

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

MyMedCenter platform provides, maintains, and delivers healthcare, beauty and pet content across a national network of 87 local affiliate TV and radio station Web sites. The content, which includes over 15,000 text articles, attracts thousands of unique health information seekers per day to the broadcast stations' Web sites for a combined US household penetration of 75%. On these sites client public relations, promotional material, and educational material are blended into a seamless presentation for maximum viewer impact. To maintain repeat traffic, all features are refreshed daily.


NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB 25. SFAS No. 123R eliminates the use of the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that amended the compliance date to adopt SFAS 123R, effective January 1, 2006. SFAS No. 123R permits companies to adopt its requirements using either a "modified prospective" method or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and, based on the requirements of SFAS No. 123R, for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, except that entities also are allowed to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123. The Company has chosen to use the "modified prospective" method as explained in Note 7 to these unaudited condensed consolidated financial statements.

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109". The Interpretation clarifies the accounting for uncertainty in income taxes and prescribes recognition thresholds and derecognition guidance for the measurement of tax positions and interest penalties, accounting in interim periods, disclosure and transition. Additionally this Interpretation establishes a consistent threshold for recognizing current and deferred taxes. This Interpreation requires evaluation of a Company's tax positions as to whether they are more-likely-than-not i) to be sustained under tax audit and ultimate settlement in related appeals or litigation and ii) to be measured at a 50% likelihood for quantification when realized. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the effect, if any, adoption will have on our unaudited condensed consolidated financial statements.

In May 2005, Financial Accounting Standards Board issued Statement No. 154 "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3". This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application of a different accounting principle to prior accounting periods as if that principle had always been used or of the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. This Interpretation is effective for years beginning after December 31, 2005. Adoption of FAS No 154 has not had a material effect on our unaudited consolidated financial statements.

NOTE 3 - DISPOSITION OF SUBSIDIARY

Sale of Mail Mogul

On February 28, 2006 the Company sold the entire capital stock of its Mail Mogul, Inc. subsidiary which consisted of 1,000 shares of common stock to an unrelated third party. Mail Mogul results were reported in the Data Segment. The Mail Mogul business consisted of sales of data and supplies and the provision of business leads to the mail shop market. As part of its business, Mail Mogul operated the Direct Mail Quotes platform.

As consideration for the sale of Mail Mogul, the Company released approximately $296,623 of the Company's and its subsidiaries' debt to Mail Mogul. The Company paid approximately $3,000 of expenses in connection with the sale. The Company enjoyed a gain on the sale of Mail Mogul of approximately $210,894.

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


Revenue and net income for discontinued operation is as follows:



                                                                    Six months ended       Three months ended
                                                                        June 30,                 June 30,
                                                                  --------------------   ---------------------
                                                                     2006       2005       2006         2005
                                                                  ---------  ---------   ---------   ---------
Total Revenues                                                    $ 113,644  $ 851,844   $      --   $ 330,358
                                                                  ---------  ---------   ---------   ---------
Pre-tax income (loss) from discontinued operations                  210,894    (71,227)    (76,173)   (131,173)
Income tax benefit                                                       --         --          --          --
                                                                  ---------  ---------   ---------   ---------
Income (Loss)  from discontinued operations, net of income taxes  $ 210,894  $ (71,227)  $ (76,173)  $(131,173)
                                                                  ---------  ---------   ---------   ---------

NOTE 4 - GOING CONCERN CONSIDERATIONS

LIQUIDITY

In the first quarter of 2006 the company raised funds through the private sale of approximately $280,000 of convertible debentures to a group of investors associated with Midtown Partners. & Co. LLC. The Company continues to review means of raising funds including issuing additional debentures and other or equity instruments securities. If unsuccessful the Company may not be able to meet its short-term capital needs.


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

NOTE  5 - ACCRUED LIABILITES

As of June 30, 2006, accrued liabilities consisted of the following:

Accrued professional fees and other expenses                            $118,471
Accrued payroll and payroll taxes                                        590,275
Accrued interest                                                          94,607
Accrued settlements and contingencies                                    250,092
Other                                                                     85,728
                                                                     -----------
                                                                      $1,139,173
                                                                     ===========



NOTE 6 - EQUITY

DEBT CONVERSION

In May of 2006 Peter DeCrescenzo, the company's president and Vincent DeCrescenzo, Sr. the company's executive vice president agreed that each would convert $100,000 of past due salary and vacation into convertible debentures. The debentures mature in 2008 and bear interest at the rate of 12% per annum. The principal and any unpaid interest is convertible, at the holder's election, into common stock at the rate of one share of common stock for each $0.01 of principal or interest converted. No compensation was paid with respect to this transaction.

Peter DeCrescenzo and Vincent DeCrescenzo are both officers of the company and accredited investors who are purchasing the debentures and warrants and any shares issued upon their conversion or exercise, respectively, for their own investment and not for resale. They agreed in writing to restrictions on resale placed with the Company's transfer agent and the printing of a legend on his certificate. Because of these factors, this issuance is exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6).

CLASS E PREFERRED STOCK DIVIDENDS

The dividends accrue at the rate of $400 per share per quarter. Pursuant to the provisions of the Class E Preferred Stock Declaration, shares of common stock, based on the average closing price for the shares during the last 20 trading days before the dividends were due, can be paid in lieu of cash.

During the six months ended June 30, 2006, quarterly dividends accrued on its Class E Preferred Stock at the rate of $400 per share, per quarter, for a total of $79,600. During the first quarter of 2006, 5,135,486 shares were issued to settle $119,400 of dividends due from dividends accrued and not paid in 2005.


NOTE 7 - STOCK OPTIONS

We account for option issues according to FASB Statement No. 123R, "Share-Based Payment, an amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees beginning January 1, 2006. During the six months ended June 30, 2006, the Company did not issue any employee stock options nor did any employee stock options vest.

At June 30, 2006, the Company had one stock based compensation plan, which is described below. There was no compensation cost that has been charged against income for this plan for the six months ended June 30, 2006.

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

Pro forma information regarding option grants made for compensation expense is based on specified valuation techniques that produce estimated compensation charges. The following table reflects the pro forma information:

                                          Six months ended June 30,                 Three months ended June 30,
                                    --------------------------------------    -----------------------------------------
                                         2006                 2005                  2006                   2005
                                    ----------------    ------------------    ------------------    -------------------
Compensation expense related to
  stock option plans, net of tax:
     -  As reported                               -               $ 1,200                     -                $ 1,200
     -  Proforma                                  -               $ 1,200                     -                $ 1,200


Net income
     -  As reported                       $(504,267)           $ (919,005)           $ (457,670)            $ (587,154)
     -  Proforma                          $(504,267)           $ (919,005)           $ (457,670)            $ (587,154)

Basic earnings per share
     -  As reported                         $ 0.003              $ (0.001)             $ (0.002)              $ (0.001)
     -  Proforma                            $ 0.003              $ (0.001)             $ (0.002)              $ (0.001)

Dilluted earnings per share
     -  As reported                         $ 0.003              $ (0.001)             $ (0.002)              $ (0.001)
     -  Proforma                            $ 0.003              $ (0.001)             $ (0.002)              $ (0.001)



The fair value of each option grant is estimated on the date of the grant using the prospective method of transition as prescribed by FASB Statement No. 123R.

A summary of the status of the Company's stock option plans as of June 30, 2006 and changes during the period ending on that dates is presented below:

Stock options activity for period ending June 30th is as follows:


Options Outstanding, January 1, 2006            2,914,034    $     0.18
Options Granted                                         0             0
Options Forfeited                                       0             0
Options Expired                                         0             0
Options Exercised                                       0             0
                                                ---------    ----------

Options outstanding, June 30, 2006              2,914,034    $     0.18
                                                ---------    ----------


NOTE 8 - INCOME TAXES

As of June 30, 2006, the Company had federal and state net operating losses of approximately $12,770,000 that are subject to annual limitations through 2025. The losses are available to offset future taxable income.

The temporary differences that give rise to the deferred tax asset at June 30, 2006 are as follows:

Deferred tax asset:
Net operating losses                            $ 4,469,500
Less valuation allowance                         (4,469,500)
                                                -----------

Net deferred tax asset                          $         0
                                                -----------

In assessing the amount of the deferred tax asset to be recognized, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. It is not possible at this time to determine that the deferred tax asset is more likely to be realized than not. Accordingly, a full valuation allowance has been established for all periods presented.

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

The effective tax rate for the periods ended June 30, 2006 and 2005 are as follows:

U.S. statutory tax rate                      35%
State and local taxes                         4
Less valuation reserve                      (39)
                                            ---

Effective tax rate                            0%
                                            ===

NOTE 9 - SEGMENT DISCLOSURES

The Company's reportable operating segments are categorized in three components:
(1) Communications, which includes Healthcare Dialog, Inc., (2) Data, which includes Data Dialog, Inc., and AdValiant USA and (3) Corporate which is Dialog Group, Inc.

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

SIGNIFICANT  CUSTOMERS
Two customers in the Healthcare segment accounted for approximately 60% of the Company's consolidated revenues for 2006, while one customer in the Healthcare segment accounted for approximately 40% of the consolidated revenues for 2005. In January 2006 a major pharmaceutical company advised Heathcare that in June 2006 it would be discontinuing a program that began in 2003. No customer in the Data segment accounted for more than 2% of the consolidated revenues of the Company in either 2006 or in 2005.

Management is not aware of any known trends, uncertainties, or circumstances that are reasonably likely to have a material effect on composition or percentages of significant customers.

Six months ended June 30, 2006

                                    Corporate     Communications       Data          Totals
REVENUE                             $        0    $      630,305    $1,272,048    $1,902,353

COST OF SALES                                0           281,939       360,048       641,987
                                    ----------    --------------    ----------    ----------

GROSS  PROFIT                                0           348,366       912,000     1,260,366
                                    ----------    --------------    ----------    ----------
TOTAL OPERATING EXPENSES               641,502           265,713       920,644     1,827,859
                                    ----------    --------------    ----------    ----------

INCOME (LOSS) FROM OPERATIONS         (641,502)           82,653        (8,644)     (567,493)
                                    ----------    --------------    ----------    ----------

OTHER INCOME (EXPENSES)

Interest income                          9,938                 0             0         9,938
Interest expense                      (128,373)          (20,534)       (8,699)     (157,606)

                                    ----------    --------------    ----------    ----------
TOTAL OTHER INCOME (EXPENSES)         (118,435)          (20,534)       (8,699)     (147,668)
                                    ----------    --------------    ----------    ----------

INCOME/(LOSS) FROM CONTINUING
OPERATIONS                            (759,937)           62,119       (17,343)     (715,161)

Income (loss) from discontinued
operations                                   0                         210,894       210,894

                                    ----------    --------------    ----------    ----------
NET INCOME/(LOSS)                   $ (759,937)   $       62,119    $  193,551    $ (504,267)
=================================   ==========    ==============    ==========    ==========

Six months ended June 30, 2005

                                              Corporate     Communications        Data        Totals
REVENUE                                      $        0     $    1,519,009    $  764,505    $2,283,514

COST OF SALES                                         0            799,930       181,844       981,774

                                            -----------     --------------    ----------    ----------
GROSS  PROFIT                                         0            719,079       582,661     1,301,740


TOTAL OPERATING EXPENSE                         899,144            590,074       554,740     2,043,958
                                            -----------     --------------    ----------    ----------


INCOME (LOSS) FROM OPERATION                   (899,144)           129,005        27,921      (742,218)
                                            -----------     --------------    ----------    ----------

OTHER INCOME (EXPENSES)

Interest expense                                (89,176)           (35,062)       (3,486)     (127,724)
Gain on debt settlements                         22,164                  0             0        22,164

                                            -----------     --------------    ----------    ----------
TOTAL OTHER INCOME (EXPENSES)                   (67,012)           (35,062)       (3,486)     (105,560)
                                            -----------     --------------    ----------    ----------


INCOME/(LOSS) FROM CONTINUING OPERATIONS       (966,156)            93,943        24,435      (847,778)
                                            -----------     --------------    ----------    ----------

(Loss) from discontinued operations             (57,975)              (290)      (12,962)      (71,227)

                                            -----------     --------------    ----------    ----------
NET INCOME/(LOSS)                           $(1,024,131)    $       93,653    $   11,473    $ (919,005)
                                            ===========     ==============    ==========    ==========


NOTE 9 - RELATED PARTY TRANSACTIONS

CONVERTIBLE NOTES DUE TO RELATED PARTIES

During 2005, the Company's issued a convertible note of $100,000 to an officer and director. In addition the Company issued a convertible note of $26,000 to a company controlled by a director. Convertible notes in the aggregate amount of $118,045 were issued to four employees for unpaid wages at December 31, 2004. Pearl Street Holdings has convertible notes which consist of $510,000 and $595,000. The $595,000 notes were taken over from a non-related party during 2005. All of these convertible notes bear interest at the rate of five (5%) percent per annum and mature on February 1, 2007. The holders of the notes can convert them into Company common stock at a price of $0.01 per share. After the Company's shares close over $0.04 per share for twenty trading days, the Company can compel the holders to convert their notes and all accrued interest into shares of common stock at the conversion price.

In May of 2006 Peter DeCrescenzo, the company's president and Vincent DeCrescenzo, Sr. the company's executive vice president converted $100,000 of past due salary and vacation into convertible debentures. The debentures mature in 2008 and bear interest at the rate of 12% per annum. The principal and any unpaid interest is convertible, at the holder's election, into common stock at the rate of one share of common stock for each $0.01 of principal or interest converted. No compensation was paid with respect to this transaction during the six months ended June 20, 2006.

DUE TO OFFICER

In December 2005, an officer and director provided approximately $50,000 at 8% per annum and due on demand. This loan was made directly to the Company to help in the financing of other loans.

RENT TO RELATED PARTIES

The Company leases two apartments from January 1, 2006 through December 31, 2007 from a company controlled by the President and C.E.O. along with the C.O.O. and C.F.O. Rent expense to these related parties amounted to $24,000 for the six months ended June 30, 2006.

Item 2. Management's Discussion and Analysis or Plan of Operation.

General

         Dialog Group, Inc. (DLGG) is a publicly traded corporation, headquartered at 257 Park Avenue South, Suite 1201, New York, New York 10010, with an administrative and sales office in Sunrise, Florida. The company's two Segments, Data and Communications, provide a broad spectrum of proprietary and exclusive databases for healthcare, consumer and business-to-business market clients. The company also provides a combination of traditional customer relationship management support applications such as advertising and marketing services (Internet-based promotional venues).

         Sale of Mail Mogul

         On February 28, 2006 the Company sold the entire capital stock of its Mail Mogul, Inc. subsidiary to an unrelated third party. The Mail Mogul business consisted of sales of data and supplies and the provision of business leads to the mail shop market. As part of its business, Mail Mogul operated the Direct Mail Quotes platform.

         In consideration of the release of approximately $296,623 of the Company's and its subsidiaries' debt to Mail Mogul, the Company delivered the stock to the buyer and paid approximately $3,000 of expenses in connection with the sale. The Company enjoyed a gain of approximately $210,894 on the sale of Mail Mogul.

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

         Data Dialog Data Management serves the database needs of list brokers and managers marketing nearly 200 different lists created from both licensed and proprietary databases. Data Dialog Management provides access to these lists via its branded online platform: Access Dialog. Access Dialog is designed for use by both our internal sales force and list professionals and requires registration and training. It also promotes and markets list products via DataDialogDataManagement.com where list and marketing professionals can learn about its products and run counts and purchase list online after qualifying.

         Adialogin is a consumer and business data integration product that automatically appends name and address information, as well as demographic, financial and lifestyle information, to telephone numbers on calls made by consumer and business customers to CTI Platforms. Adialogin initially marketed its products executively to call centers and Interactive Voice Response system users operating in-bound and blended call centers with 5 to 500 seats. Adialogin currently has contracts and sub-contracts with 27 businesses in this market segment and an additional 20 agreements with resellers which service this market. The real time format of this unit's products gives customers instant access to data to speed up their promotional efforts and improve customer service. In 2005 and the first quarter of 2006 Adialogin developed a web application for its technology which was introduced during the second quarter of 2006.

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

         MyMedCenter platform provides, maintains, and delivers healthcare, beauty and pet content across a national network of 87 local affiliate TV and radio station Web sites. The content, which includes over 15,000 text articles, attracts thousands of unique health information seekers per day to the broadcast stations' Web sites for a combined US household penetration of 75%. On these sites client public relations, promotional material, and educational material are blended into a seamless presentation for maximum viewer impact. To maintain repeat traffic, some features are refreshed daily.

Results of Operations for the Three Months Ended June 30, 2006 compared to the Three Months Ended June 30, 2005

         Dialog Group

         Income Statement Item   Second Quarter 2006 Second Quarter 2005
         ----------------------- ------------------- -------------------
         Revenue                           $939,107           $1,088,284
         ----------------------- ------------------- -------------------
         Cost of Revenue                    332,610              513,346
         ----------------------- ------------------- -------------------
         Operating Expenses                 908,726              963,503
         ----------------------- ------------------- -------------------
         Result of Operations             (302,229)            (388,565)
         ----------------------- ------------------- -------------------
         Net Other Expenses                (79,268)             (67,416)
         ----------------------- ------------------- -------------------
         Discontinued Operations           (76,173)            (131,173)
         ----------------------- ------------------- -------------------
         Net Result                      $(457,670)           $(587,154)
         ----------------------- ------------------- -------------------


         Management continued to evaluate the margins of some of the products offered and focused more on profit improvement and not revenue alone. Revenues for the quarter ended June 30, 2006 were $939,107 compared with $1,088,284 for the quarter ended June 30, 2005. This represents a decrease of $149,177 or about 16% from the same period a year ago. Revenue from the high margin data segment was $659,048 or 70% of total revenue. Data revenues in total for the first half of 2006 are ahead of the first half of 2005. Revenue for each of the segments and some of the products will be addressed in more detail below.

         Costs of revenues for the quarter ended June 30, 2006 were $332,610, some 35% of revenues, compared with $513,346 or approximately 47% of revenues in the quarter ended June 30, 2005. The decline in revenue of $149,177 was some what offset by the $180,736 decline in cost of revenue from a year ago for the same period. The sources of the revenue and costs for each segment are discussed in more detail in the sections which follow.

         Operating expenses for the quarter ended June 30, 2006 were $908,726 compared with $963,503 for the quarter ended June 30, 2005. This represents a reduction of $54,777 from 2005. Management plans to continue to reduce overhead in the quarters ahead while continuing to increase the amount spent on marketing.

         Losses from operations were $302,229 for the quarter ended June 30, 2006, compared with $388,565 for the quarter ended June 30, 2005, an improvement of approximately $86,336 from the same period a year ago. The positive results can be attributed to lower cost of revenue resulting from higher margin businesses making up a greater percentage of total revenues in the first half of 2006 than for the comparable period in 2005. A reduction of operating expenses also contributed to the improved results. "Reduce Overhead" has and will continue to be the Dialog Group credo.

         Net other income/expense was an expense of $79,268 for the quarter ended June 30, 2006 all of which is attributed to interest payments, compared with net other income/expense which was an expense of $67,416 for the quarter ended June 30, 2005, an increase of $11,852. Last year included interest expense of $85,830.

         The net loss for the quarter ended June 30, 2006 was $457,670, compared with a net loss of $587,154 in the quarter ended June 30, 2005, representing an improvement of $129,484. This improvement can be attributed to the loss from discontinued operations of $76,173 compared to the loss from discontinued operations of $131,173 for 2005, an improvement of $55,000 and the overall improvement on operations.

         Data Segment:

         Income Statement Item   Second Quarter 2006 Second Quarter 2005
         ----------------------- ------------------- --------------------
         Revenue                 $           659,048 $          $372,473
         ----------------------- ------------------- --------------------
         Cost of Revenue                     216,881              67,059
         ----------------------- ------------------- --------------------
         Operating Expenses                  493,620             256,193
         ----------------------- ------------------- --------------------
         Result of Operations               (51,453)              49,221
         ----------------------- ------------------- --------------------
         Net Other Income                    (1,441)             (2,011)
         ----------------------- ------------------- --------------------
         Discontinued Operations            (76,173)            (73,198)
         ----------------------- ------------------- --------------------
         Net Result              $        ( 129,067) $          (25,988)
         ----------------------- ------------------- --------------------

         Data Dialog Marketing, Data Dialog Management and Adialogin revenues totaled about $659,048 for the quarter ending June 30, 2006, compared to approximately $372,473 for the first quarter of 2005. The revenue improvement of $286,575 can be attributed to all product lines producing revenues above their respective 2005 levels. Of particular note are the improvements in revenue levels at Data Dialog Management and from the Adialogin call center product.

         Data costs of revenue for the second three months of 2006 were $216,881 or 33% of revenues, compared with $67,059 or 18% of revenues in the first half of 2005. The degradation in the rate resulted from a change in product mix.

         Data operating expenses for the three-month period ended June 30, 2006 were $493,620. In the first quarter of 2005 the comparable figure was $256,193, about $237,427 less than this year. Approximately $299,804 of the $493,620 was spent on selling and marketing. In the first half of 2006 Data operating expenses were 75% of revenues which compares to the 69% rate for the second quarter of 2005.

         Data Segment's loss from operations for the second quarter of 2006 was $51,453, compared to income of approximately $49,221 for the second quarter of 2005. This decrease is a result of increases spending on sales and marketing support.

         Data net loss for the second quarter of 2006 was $129,067 compared to a loss of $25,988 for the comparable quarter. In the first quarter of 2006 the Company sold its Mail Mogul business. The 2005 segment information has been reclassified to eliminate these operations

Communications Segment:

         Income Statement Item    Second Quarter 2006 Second Quarter 2005
         ------------------------ ------------------- -------------------
         Revenue                             $280,060            $715,811
         ------------------------ ------------------- -------------------
         Cost of Revenue                      115,729             446,287
         ------------------------ ------------------- -------------------
         Operating Expenses                   131,394             273,703
         ------------------------ ------------------- -------------------
         Result of Operations                  32,936             (4,179)
         ------------------------ ------------------- -------------------
         Net Other Income                     (8,580)            (19,199)
         ------------------------ ------------------- -------------------
         Discontinued Operations                    0                   0
         ------------------------ ------------------- -------------------
         Net Result                           $24,356            (23,378)
         ------------------------ ------------------- -------------------


         Total revenue from the communications segment was $280,060 for the second quarter of 2006, well below the $715,811 revenue figure for the same period a year ago. A metamorphosis of the communications segment away from a strict focus on healthcare is taking place. It is less dependent on a few large pharmaceutical clients than in the past. In the first half of 2006 a major pharmaceutical company did not renew a program that had been running for the past several years with Healthcare Dialog Communications. This accounted for a significant portion of the decline in revenue for this segment from year to year. MyMedCenter revenues were below the 2005 level in the second quarter of 2006 because clients did not participate in the MyMedCenter program in the second quarter of 2006 because of the inability of our website partner to deliver contracted traffic during the fourth quarter of 2005. Finally the iData product which was offered in 2005 was not offered in 2006

         The communications segments costs of revenue was $115,726 for the quarter ended June 30, 2006, or 41% of revenue compared with $446,287, and 62% of Revenue for the quarter ended June 30, 2005.

         Communications total operating expenses were approximately $131,394 for the three months ended June 30, 2006, compared to $273,703 for the same period a year ago. The rate of expenses to revenue for the three months ended June 30, 2005 was about 47% compared to 38% for the comparable quarter. This decrease is attributed to the degradation in the revenue base.

         For the three months ended June 30, 2006, communications net income from operations was approximately $24,356 compared to a loss of $23,378 in the second quarter 2005. Communications experienced a decline in volume in the first half of 2006, compared to the same period a year ago, but remained profitable as a result of expense reductions.

Results of Operations for the Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

         Dialog Group

         Income Statement Item   First Half 2006  First Half 2005
         ----------------------- ---------------- -----------------
         Revenue                       $1,902,353        $2,283,514
         ----------------------- ---------------- -----------------
         Cost of Revenue                  641,987           981,774
         ----------------------- ---------------- -----------------
         Operating Expenses             1,827,859         2,043,958
         ----------------------- ---------------- -----------------
         Result of Operations           (567,493)         (742,218)
         ----------------------- ---------------- -----------------
         Net Other Income               (147,668)         (105,560)
         ----------------------- ---------------- -----------------
         Discontinued Operations          210,894          (71,227)
         ----------------------- ---------------- -----------------
         Net Result                    $(504,267)        $(919,005)
         ----------------------- ---------------- -----------------


         Management continued to evaluate the margins of some of the products offered and focused more on profit improvement and not revenue alone. Revenues for the first half ended June 30, 2006 were $1,902,353 compared with $2,283,514 for the first half ended June 30, 2005. This represents a decline of $381,161 or about 20% from the same period a year ago. Revenue from the high margin data segment was $1,272,048 or 67% of total revenue. Data revenues in total for the first half of 2006 are ahead of the first half of 2005. Revenue for each of the segments and some of the products will be addressed in more detail below.

         Costs of revenues for the half ended June 30, 2006 were $641,987 some 34% of revenues, compared with $981,774 or approximately 43% of Revenues in the half ended June 30, 2005. The decline in Revenue of $381,161 was some what offset by the $339,787 decline in cost of revenue from a year ago for the same period. Improved terms from data suppliers and the greater utilization of company data assets rather than relying on external sources and a change in the mix of revenue drove down cost of revenue as a percentage in the first half of 2006 compared with the same period of the prior year. The sources of the revenue and costs for each segment are discussed in more detail in the sections which follow.

         Operating expenses for the half ended June 30, 2006 were $1,827,859 compared with $2,043,958 for the half ended June 30, 2005. This represents a reduction of $216,099 from the first half of 2005. Management plans to continue to reduce overhead in the quarters ahead while continuing to increase the amount spent on marketing.

         Losses from operations were $567,493 for the half ended June 30, 2006, compared with $742,218 for the half ended June 30, 2005, an improvement of approximately $174,725 from the same period a year ago. The positive results can be attributed to lower cost of revenue resulting from higher margin businesses making up a greater percentage of total revenues in the first half of 2006 than for the comparable period in 2005. A reduction of operating expenses also contributed to the improved results. "Reduce Overhead" has and will continue to be the Dialog Group credo.

         Net other income/expense was an expense of $147,668 for the first half ended June 30, 2006 the overwhelming majority of which is attributed to interest payments, compared with net other income/expense which was an expense of $105,560 for the first half ended June 30, 2005, an increase of $42,108. Last year included interest expense of $127,724 and a forgiveness of debt of $22,164.

         The net loss for the first half ended June 30, 2006 was $504,267, compared with a net loss of $919,005 in the first half ended June 30, 2005, representing an improvement of $414,738. This significant improvement can be attributed to the gain from discontinued operations of $210,894 in 2006 compared to a loss from discontinued operations in 2005 of $71,227.

         Data Segment:

         Income Statement Item   First Half 2006   First Half 2005
         ----------------------- ----------------- -----------------
         Revenue                        $1,272,048   $764,505
         ----------------------- ----------------- -----------------
         Cost of Revenue                   360,048    181,844
         ----------------------- ----------------- -----------------
         Operating Expenses                920,644    554,740
         ----------------------- ----------------- -----------------
         Result of Operations              (8,644)     27,921
         ----------------------- ----------------- -----------------
         Net Other Income                  (8,699)    (3,486)
         ----------------------- ----------------- -----------------
         Discontinued Operations           210,894   (12,962)
         ----------------------- ----------------- -----------------
         Net Result                       $193,551   $ 11,473
         ----------------------- ----------------- -----------------

         Data Dialog Marketing, Data Dialog Management and Adialogin revenues totaled about $1,272,048 for the period ending June 30, 2006, compared to approximately $764,505 for the first half of 2005. The revenue improvement of $507,543 can be attributed to all product lines producing revenues above their respective 2005 first half levels. Of particular note are the improvements in revenue levels at Data Dialog Management and from the Adialogin call center product.

         Data costs of revenue for the six months of 2006 were $360,048 or 28% of revenues, compared with $181,844 or 24% of revenues in the first half of 2005. The improvement in the rate resulted from a greater percentage of data sales being filled from company-owned data assets.

         Data operating expenses for the six-month period ended June 30, 2006 were $920,644. In the first half of 2005 the comparable figure was $554,740, about $365,904 less than this year. Approximately $299,804 of the $554,740 was spent on selling and marketing. In the first half of 2006 Data operating expenses were 72% of revenues which compares to the 73% rate for the first half of 2005.

         Data Segment's Income from Operations for the first half of 2006 was a loss of $8,644, compared to income of approximately $27,921 for the first half of 2005.

         Data Net Income for the first half of 2006 was a loss of $193,551 compared to income of $11,473. In the first quarter of 2006 the Company sold its Mail Mogul business. The 2005 segment information has been reclassified to eliminate these operations

Communications Segment:

         Income Statement Item   First Half 2006   First Half 2005
         ----------------------- ----------------- -----------------
         Revenue                          $630,306        $1,519,009
         ----------------------- ----------------- -----------------
         Cost of Revenue                   281,939           799,930
         ----------------------- ----------------- -----------------
         Operating Expenses                265,713           590,074
         ----------------------- ----------------- -----------------
         Result of Operations               82,653           129,005
         ----------------------- ----------------- -----------------
         Net Other (Loss)                  (20,534)          (35,062)
         ----------------------- ----------------- -----------------
         Discontinued Operations                 0             (290)
         ----------------------- ----------------- -----------------
         Net Result                        $62,119           $93,653
         ----------------------- ----------------- -----------------


         Total revenue from the communications segment was $630,306 for the first half of 2006, well below the $1,519,009 revenue figure for the same period a year ago. A metamorphosis of the communications segment away from a strict focus on healthcare is taking place. It is less dependent on a few large pharmaceutical clients than in the past. In the first half of 2006 a major pharmaceutical company did not renew a program that had been running for the past several years with Healthcare Dialog Communications. This accounted for a substantial portion of the decline in revenue for this segment from year to year. MyMedCenter Revenues were below the 2005 level in the first half of 2006 because clients did not participate in the MyMedCenter program in the first half of 2006 because of the inability of our website partner to deliver contracted for traffic during the fourth quarter of 2005. Finally the iData product which was offered in 2005 was not offered in 2006

         The communications segments costs of revenue was $281,939 for the six months ended June 30, 2006, or 45% of Revenue compared with $799,930, and 53% of revenue for the quarter ended June 30, 2005.

         Communications total operating expenses were approximately $265,713 for the six months ended June 30, 2006, compared to $590,074 for the same period a year ago. The rate of expenses to revenue for the six months ended June 30, 2006 was about 42% compared to 39% for the six months ended June 30, 2005.

         For the six months ended June 30, 2006, communications net income from operations was approximately $62,119 compared to $93,653 in the first half of 2005. Communications experienced a decline in volume in the first half of 2006, compared to the same period a year ago, but remained profitable as a result of expense reductions.

Significant Customers

         Two customers in the Healthcare segment accounted for approximately 56% of the Company's consolidated revenues for 2006, while one customer in the Healthcare segment accounted for approximately 44% of the consolidated revenues for 2005. No customer in the Data segment accounted for more than 2% of the consolidated revenues of the Company in either 2006 or in 2005.

         Management is not aware of any known trends, uncertainties, or circumstances that are reasonably likely to have material effect on composition or percentages of significant customers.

Liquidity & Capital Resources

         DGI  had  a  consolidated  working  capital  deficit  of  approximately
($4,149,000) on June 30, 2006 as compared to a deficit of approximately ($2,854,000) at December 31, 2005. The increase of approximately $1,295,000 is the result of an increase in accounts payable, accrued expenses and short-term borrowings due a reduced level of sales in the first half that did not provide the level of accounts receivable required to fund operations. An additional reason for the increase is that the convertible notes are now included in the short term liabilities.

Going Concern

         In the first quarter of 2006 the company raised funds through the private sale of approximately $280,000 of convertible debentures to a group of investors associated with Midtown Partners & Co. LLC. In the second quarter, Peter V. DeCrescenzo and Vincent DeCrescenzo, Sr. each completed the conversion of $100,000 in salary to the debenture as well. The Company continues to review means of raising funds including issuing additional debentures or equity securities. If unsuccessful the Company may not be able to meet its short-term capital needs.

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

Off-Balance Sheet Transactions

         At no time during the second quarter did the Company have any relationships with unconsolidated entities or financial partnerships, including as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.


Item 3 Controls and Procedures.

         The Company evaluated, under the supervision and with the participation of the Company's management (including its chief executive officer and with its chief financial officer), the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon their evaluation of such disclosure controls and procedures, the Company's chief executive officer and chief financial officer have concluded as of March 31, 2006, that such controls as a result of the resignation of the controller and one bookkeeper did not operate as designed and did not alert them on a timely basis to any material information relating to the Company required to be included in the Company's periodic SEC filings.

         Management continues its focus on the issue of internal control in particular. To that end, in 2005 management centralizing the accounting function. In May of 2006 a CPA firm was hired to work with management to improve controls. Management will continue to evaluate and test present and new measures while at the same time reviewing areas that may require improvement. Additionally, it continues the process of hiring persons with the skill sets appropriate to fill the Company's needs as they have evolved as a result of the sale of companies in 2005 and 2006.

         Based upon their evaluation of the new disclosure controls and procedures, the Company's chief executive officer and chief financial officer have concluded as of June 30, 2006, that the controls, as a result of the retention of the CPA firm, now operate as designed and will alert them on a timely basis to any material information relating to the Company required to be included in the Company's periodic SEC filings.

Part II. Other Information

Item 1. Legal Proceedings

         Suppliers

         In 2003 Acxiom Corporation commenced an action against Dialog Group and its then ThinkDirectMarketing subsidiary in the Circuit Court of Faulkner County, Arkansas. The action was for a breach of written contracts, including a promissory note and a Data License Agreement. Acxiom sought $400,000 on the note and $295,415 for unpaid data usage, and $1,250,000 for unused minimum usage requirements for 2003 and 2004. In January 2006 the Company settled with Acxiom for Ninety Thousand ($90,000.00) Dollars to be paid over forty-two months. As of June 30 2006, the company is behind in payments on the unpaid balance of $85,000.

         Also in January 2006 Healthcare Dialog was contacted by an attorney for CBS Market Watch concerning their claim for $45,510 for content. The claim was initially settled for $36,408. As of March 31, 2006 the balance remaining was $31,408. The company has been unable to make additional payments and in June the attorney did attempt to bring the case to court.

         In April 2004 USA Direct obtained a default judgment for $39,025 against Dialog Group in the Common Pleas Court of the State of Pennsylvania, York County. The Company has agreed to settle the claim for $20,000. As of June 30, 2006 the balance remaining was $15,000.

         Former Subsidiaries

         In April 2003, Dean Eaker and Bruce Biegel commenced an arbitration proceeding against Dialog Group and its former subsidiary, TDMI, relating to the termination of their employment before the American Arbitration Association in New York City. On January 17, 2005, the arbitration panel awarded $313,764 to Dean Eaker and $160,133 to Bruce Biegel. The full amount of the award has been accrued on the Dialog Group books and charged to loss on discontinued operation On April 17, 2005 the company settled with both Eaker and Biegel for a series of payments aggregating $473,898. As of June 30, 2006 the company is behind on the remaining balance be paid $176,092.

         Except as specified above, there are no material presently pending legal proceedings to which Dialog Group is a party, or to which any of its properties or assets are subject.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

         Conversion of Salary and Debt

         On March 24, 2006 Peter DeCrescenzo, the Company's president agreed that he would convert $100,000 of and past due 2005 and 2006 accrued salary and unpaid vacation pay into convertible debentures on the same terms as the Midtown Partners investors. In addition, on the same day, Vincent DeCrescenzo, Sr. the company's executive vice president agreed that he would convert $100,000 of past due 2005 and 2006 accrued salary and unpaid vacation pay into convertible debentures on the same terms as the Midtown Partners investors. However, no compensation was paid with respect to these transactions.

         The transaction was consummated in May 2006

         Peter DeCrescenzo and Vincent DeCrescenzo are both officers of the company and accredited investors who are purchasing the debentures and warrants and any shares issued upon their conversion or exercise, respectively, for their own investment and not for resale. They agreed in writing to restrictions on resale placed with the Company's transfer agent and the printing of a legend on his certificate. Because of these factors, this issuance is exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6).

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

4.2      Convertible  Debenture -  Incorporated  by  reference  from the Current     X
         Report on Form 8-K filed March 27, 2006.

4.3      Warrant - Incorporated by reference from the Current Report on Form 8-K     X
         filed March 27, 2006.

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

21.1     Subsidiaries  of the  registrant.  Incorporated  by reference  from the     X
         Quarterly Report on Form 10-QSB filled June 2, 2006

31(i)    302 Certification of Chief Executive Officer                                47


31(ii)   302 .Certification of Chief Financial Officer                               49


32(i)    906 Certification of Chief Executive Officer                                51


32(ii)   906 Certification of Chief Financial Officer                                51


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DIALOG GROUP, INC.
Date: August 14, 2006
                                     By: /s/ Peter V. DeCrescenzo
                                         ---------------------------------------
                                         Peter V. DeCrescenzo, President and
                                         Chief Executive Officer

                                INDEX TO EXHIBITS

  Exhibit         Page
  Number          Number            Description
  ---------       -----------       --------------------------------------------

     31(i)            __            302 Certification of Chief Executive Officer
     31(ii)           __            302 Certification of Chief Financial Officer
     32(i)            __            906 Certification of Chief Executive Officer
     32(ii)           __            906 Certification of Chief Financial Officer