Form 10QSB/A
period 2006-06-30
DIALOG GROUP INC
filed 2006-10-19
CIK 1051059

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549          -------------------
                                   FORM 10-QSB               | This Amendment  |
                              (Amendment Number 1)           | corrects Item 3 |
                                                             -------------------
(Mark One)

|X|   Quarterly  Report  pursuant  to  Section  13 or 15 (d)  of the  Securities
Exchange Act of 1934 for the quarterly period ended June 30, 2006.

|_|   Transition  Report  pursuant  to  Section  13 or 15 (d) of the  Securities
Exchange Act of 1934 for the transition period from           to          .
                                                    ---------    ---------

                          Commission File No. 000-30294
                                              ---------

                               DIALOG GROUP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)


Delaware                                                              87-0394290
---------------------------------------                           --------------
(State or Other Jurisdiction of                                 (I.R.S. Employer
Incorporation or Organization)                            Identification Number)

Twelfth Floor, 257 Park Avenue South, New York, NY                    10010
-----------------------------------------------------            ---------------
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

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

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

Item 3. Controls and Procedures.

         The Company evaluated, under the supervision and with the participation of the Company's management (including its chief executive and chief financial officers), the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange
Act) means controls and other procedures of a company that are designed to ensure that this information is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation of its disclosure controls and procedures, the Company's chief executive and chief financial officers had concluded as of March 31, 2006, that the controls, as a result of the resignation of the controller and one bookkeeper, did not operate as designed and did not alert them on a timely basis to all material information relating to the Company required to be included in the Company's periodic SEC filings. Based on the evaluation of the disclosure controls and procedures as of June 30, 2006, the chief executive and chief financial officers concluded that, as of the end of the second quarter, the revised disclosure controls and procedures were effective at a reasonable assurance level.

         Management continues its focus on the issue of internal control in particular. To that end, in 2005 management centralized the accounting function. In May of 2006 an accounting firm was hired to work with management to improve controls. Management will continue to evaluate and test present and new measures while at the same time reviewing areas that may require improvement. Additionally, it continues the process of hiring persons with the skill sets appropriate to fill the Company's needs as they have evolved as a result of the sale of subsidiaries in 2005 and 2006.

         The Company's chief executive and chief financial officers have concluded that, as of June 30, 2006, as a result of the retention of the CPA firm, the controls now operate as designed and will alert them on a timely basis to any material information relating to the Company required to be included in the Company's periodic SEC filings.

         Dialog Group maintains certain internal controls over financial reporting that are appropriate, consistent with cost-benefit considerations, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. No change in our internal control over financial reporting, other that the retention of the accounting firm, occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

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

                                     DIALOG GROUP, INC.
Date: October 19, 2006
                                     By: /s/ Peter V. DeCrescenzo
                                         ---------------------------------------
                                         Peter V. DeCrescenzo, President and
                                         Chief Executive Officer

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