Form 10QSB/A
period 2006-06-30
DIALOG GROUP INC
filed 2006-11-13
CIK 1051059

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549          -------------------
                                   FORM 10-QSB               | This Amendment  |
                              (Amendment Number 2)           | corrects Item 3 |
                                                             -------------------
(Mark One)

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

      The Company's chief executive and chief financial officers have concluded that, as a result of the retention of the CPA firm, as of June 30, 2006 the controls, which are designed to alert them on a timely basis to any material information relating to the Company required to be included in the Company's periodic SEC filings, will now operate as designed.

      Dialog Group maintains certain internal controls over financial reporting that are appropriate, consistent with cost-benefit considerations, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The retention of the accounting firm, a change in our internal control over financial reporting, occurred during the fiscal quarter ended June 30, 2006. It has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting in a positive manner.

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

                                     DIALOG GROUP, INC.

Date: November 10, 2006
                                     By: /s/ Peter V. DeCrescenzo
                                         ---------------------------------------
                                         Peter V. DeCrescenzo, President and
                                         Chief Executive Officer

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