Form 10QSB
period 2006-09-30
DIALOG GROUP INC
filed 2006-11-20
CIK 1051059

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

|X| Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006.

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

      At November 1, 2006 there were 1,984,646 shares of common stock, par value $.001 per share outstanding.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                       DIALOG GROUP, INC. AND SUBSIDIARIES

                                      INDEX

 Page
Number
------
                         Part I - Financial Information

         Item 1 Financial Statements

F-1      Condensed Consolidated Balance Sheets as of September 30, 2006
         (unaudited)

F-2 Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2006 (unaudited) and September 30, 2005 (unaudited)

F-3 Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 (unaudited) and September 30, 2005 (unaudited)

F-4 to
 F-21    Notes to Condensed Consolidated Financial Statements (unaudited)

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

10       Item 1 Legal Proceedings

11       Item 2 Recent Unregistered Sales of Equity Securities and Use of
           Proceeds

13       Item 6. Exhibits

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                  September 30,
                                                                       2006
                                                                  -------------
                                                                   (Unaudited)
                                     ASSETS
CURRENT ASSETS
  Accounts receivable (net)                                        $    425,102
  Note receivable (net)                                                  28,703
  Prepaid expenses and other current assets                              67,772
                                                                   ------------
    Total current assets                                                521,577
                                                                   ------------
PROPERTY AND EQUIPMENT, NET                                              19,366
                                                                   ------------
OTHER ASSETS:
  Data Assets (Net)                                                     210,202
  Website (Net)                                                          35,000
  Security Deposits                                                      55,080
  Note Receivable (Net)                                                 111,297
                                                                   ------------
    Total other assets                                                  411,579
                                                                   ------------
TOTAL ASSETS                                                       $    952,522
                                                                   ============
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Bank overdraft                                                   $    204,222
  Accounts payable                                                    1,250,183
  Accrued expenses                                                    1,154,127
  Deferred revenue                                                      216,828
  Notes and loans payable                                               233,799
  Due to officer                                                         73,102
  Pearl Street Holdings Convertible Notes - Related Party             1,105,000
  Convertible Notes - Related Parties                                   244,045
  Other current liabilities                                             422,993
                                                                   ------------
    Total current liabilities                                         4,904,299
                                                                   ------------
LONG TERM DEBT
  Convertible debentures                                                479,778
  Loans Payable - Commadore                                             321,118
                                                                   ------------
TOTAL LONG TERM DEBT                                                    800,896
                                                                   ------------
Commitments and contingencies
STOCKHOLDERS' DEFICIENCY
  Preferred stock, $.001 par value; 1,500,000 authorized
    Class B, 305,858 shares issued and outstanding
    Class E, 200 shares authorized,
      99.5 shares issued and outstanding                                    306
  Common stock, $.001 par value, 75,000,000 shares authorized;
    1,984,646 shares issued and outstanding                               1,985
  Additional paid-in-capital                                          8,219,255
  Accumulated deficit                                               (12,974,219)
                                                                   ------------
Total stockholders' deficiency                                       (4,752,673)
                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                     $    952,522
                                                                   ============

The accompanying notes are an integral part of these condensed consolidated financial statements

                       DIALOG GROUP, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
         FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)

                            Nine Months Ended September 30,  Three Months Ended September 30,
                            -------------------------------  ------------------------------
                                 2006            2005               2006            2005
                             -------------   -------------   -------------   -------------
REVENUES                     $          --    $         --     $        --    $         --

COST OF REVENUES
                             -------------   -------------   -------------   -------------

GROSS PROFIT                            --              --              --              --

OPERATING EXPENSES
  Selling, general and
  administrative expenses          988,644       1,240,262         347,143         376,220
                             -------------   -------------   -------------   -------------

LOSS FROM OPERATIONS              (988,644)     (1,240,262)       (347,143)       (376,220)

OTHER INCOME (EXPENSES)

  Interest income                   14,524              --           4,586              --

  Interest expense                (206,827)       (127,287)        (78,454)        (38,111)

  Other expense                         --          (1,409)             --          (1,409)

  Forgiveness of debt                   --          53,021              --          30,857
                             -------------   -------------   -------------   -------------

Net Other Income (Expenses)       (192,303)        (75,675)        (73,868)         (8,663)
                             -------------   -------------   -------------   -------------
LOSS FROM CONTINUING
OPERATIONS                      (1,180,947)     (1,315,937)       (421,011)       (384,883)

INACTIVE & DISCONTINUED
OPERATIONS
  Income (loss) from
  discontinued operations          552,279        (149,884)        296,609        (161,932)
                             -------------   -------------   -------------   -------------
NET LOSS                     $    (628,668)  $  (1,465,821)  $    (124,402)  $    (546,815)
                             =============   =============   =============   =============

EARNINGS/( LOSS) PER SHARE,
BASIC AND DILUTED ON NET
INCOME/(LOSS)                $       (0.63)  $      (0.011)  $       (0.21)  $      (0.003)
FROM CONTINUING OPERATIONS

EARNINGS/(LOSS) PER SHARE
ON DISCONTINUED OPERATIONS,
BASIC AND DILUTED            $        0.30          (0.001)  $        0.15          (0.001)
                             -------------   -------------   -------------   -------------

NET EARNINGS/( LOSS) PER
SHARE, BASIC AND DILUTED     $       (0.33)  $      (0.011)  $       (0.06)  $      (0.003)
                             =============   =============   =============   =============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,       1,868,611     140,313,708       1,984,646     153,417,666
                             =============   =============   =============   =============

                       DIALOG GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2006 AND 2005

                                                                       2006          2005
                                                                    -----------   -----------
Cash Flows from Operating Activities:
  Net Loss form continuing operations                               $(1,063,274)  $(1,415,252)
  Gain from discontinued operations                                     434,606       (50,569)
                                                                    -----------   -----------
  Loss from Operations                                                 (628,668)   (1,465,821)
  Adjustments to reconcile net loss
    to net cash used in operating activities of continuing
    operations:
    Gain on debt settlement                                                  --       (94,960)
    Depreciation and amortization                                       186,434       327,514
    Bad debt expense                                                         --        23,554
    Common stock, warrants and stock options issued for services             --       133,155
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts and note receivable                 400,532      (544,297)
    (Increase) decrease in prepaid and other current assets              51,877       (65,715)
    (Increase) decrease in security deposits                                 --        16,018
    Increase (decrease) in accounts payable and accrued expenses       (437,026)    1,136,640
    Increase (decrease) in other current liabilities                    343,269        76,834
    Increase (decrease) in deferred revenues                           (126,465)     (299,271)
                                                                    -----------   -----------
      Net Cash Used in Operating Activities                            (210,047)     (756,349)
                                                                    -----------   -----------
Cash Flows from Investing Activities of Continuing Operations:
    Purchase of property and equipment                                       --       (16,282)
    Purchase of database                                                     --      (174,368)
    Loss of property and equipment                                        4,963         1,566
    Net cash aquired in acquisition of Advaliant                             --        49,795
    Purchase of web platform                                                 --      (251,992)
    Purchase of website                                                      --       (17,000)
                                                                    -----------   -----------
      Net cash provided by (used in) investing activities                 4,963      (408,281)
                                                                    -----------   -----------
Cash Flows from Financing Activities of Continuing Operations:
    Bank overdraft                                                      (19,540)        3,977
    Short Term Borrowing, net                                           (39,128)      225,974
    Current liabilities - due to related parties                         23,102        31,989
    Proceeds from sale of common stock                                       --        50,000
    Proceeds from issuance of convertible debt to related parties            --       621,000
    Proceeds from issuance of convertible debt to employees             240,650       100,000
                                                                    -----------   -----------
      Net Cash Provided by Financing Activities                         205,084     1,032,940
                                                                    -----------   -----------
Increase (decrease) in cash                                                  --      (131,690)
Cash at Beginning of Period                                                  --       131,690
                                                                    -----------   -----------
Cash at Period End                                                  $        --   $        --
                                                                    ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest Paid During the Period                                 $   146,946   $   129,387
                                                                    ===========   ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
    Conversion of Accounts Payable to Common Stock                  $         0   $     7,500
                                                                    ===========   ===========
    Conversion of Accrued Expenses to Common Stock                  $         0   $    59,624
                                                                    ===========   ===========
    Exchangeable shares issued in acquistion of Advaliant           $        --   $ 3,663,204
                                                                    ===========   ===========

Dialog Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2006

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

ORGANIZATION AND CAPITALIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The condensed consolidated financial statements include the accounts of the Company, Dialog Group, Inc., and its wholly-owned subsidiaries; Healthcare Dialog, Inc. and Data Dialog, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

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

On September 18, 2006, the Company's 1 for 100 common stock consolidation took effect. As a result, $198,498 was transferred from common stock to additional paid in capital.

BUSINESS ACTIVITY

Dialog Group, Inc. (DLGO) is a publicly traded corporation, headquartered at 257 Park Avenue South, Suite 1201, New York, New York 10010, with an administrative and sales office in Sunrise, Florida. The company's two Segments, Data and Communications, provide a broad spectrum of proprietary and exclusive databases for healthcare, consumer and business-to-business market clients. The company also provides a combination of traditional customer relationship management support applications such as advertising and marketing services (Internet-based promotional venues).

Description of the Segments

Both of Dialog Group's Segments each currently market its product and service offerings through branded product lines. The Data Segment products are Data Dialog Marketing, Data Dialog Data Management, direct mail quotes and Adialogin. The Communication Segment is Healthcare Dialog Communications.

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

Direct Mail Quotes "Request for Quote" product was this market's first online commerce center to link customers who need direct mail job quotes with mail shops and direct marketing service organizations with letter-shop capabilities

Communications Segment

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

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004 the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB 25. SFAS No. 123R eliminates the use of the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that amended the compliance date to adopt SFAS 123R, effective January 1, 2006. SFAS No. 123R permits companies to adopt its requirements using either a "modified prospective" method or a "modified retrospective" method. Under the "modified prospective" method compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and, based on the requirements of SFAS No. 123R, for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the "modified retrospective" method the requirements are the same as under the "modified prospective" method, except that entities also are allowed to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123. The Company has chosen to use the "modified prospective" method as explained in Note 7 to these unaudited condensed consolidated financial statements.

In May 2005 the FASB issued Statement No. 154 "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3". This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application of a different accounting principle to prior accounting periods as if that principle had always been used or of the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. This Interpretation is effective for years beginning after December 31, 2005. Adoption of FAS No. 154 has not had a material effect on our unaudited consolidated financial statements.

In June 2006 the FASB issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109". The Interpretation clarifies the accounting for uncertainty in income taxes and prescribes recognition thresholds and derecognition guidance for the measurement of tax positions and interest penalties, accounting in interim periods, disclosure and transition. Additionally, this Interpretation establishes a consistent threshold for recognizing current and deferred taxes. This Interpretation requires evaluation of a Company's tax positions as to whether they are more-likely-than-not i) to be sustained under tax audit and ultimate settlement in related appeals or litigation and ii) to be measured at a 50% likelihood for quantification when realized. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the effect, if any, adoption will have on our unaudited condensed consolidated financial statements.

In September 2006 the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108)", to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that the Company quantify misstatements based on their impact on each of the Company's financial statements and related disclosures. SAB 108 is effective as of the end of the Company's 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Company is currently evaluating the impact of adopting SAB 108 on its financial statements.

In September 2006 the FASB issued SFAS 157 "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of the Company's 2008 fiscal year. The Company is currently evaluating the impact of adopting SFAS 157 on its financial statements.

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

Revenue and net income for discontinued operation is as follows:

                                                Nine months ended     Three months ended
                                                   September 30,         September 30,
                                              ---------------------   ------------------
                                                2006         2005       2006     2005
                                              --------   ----------     ----   --------
Total Revenues                                $113,645   $1,196,048      $--   $425,973
                                              --------   ----------      ---   --------
Pre-tax income (loss) from discontinued
  operations                                   210,894      (11,543)      (0)     1,419
Income tax benefit                                  --           --       --         --
                                              --------   ----------      ---   --------
Income (Loss) from discontinued operations,
  net of income taxes                         $210,894   $  (11,543)     $(0)  $  1,419


Sale of Dialog Group Operating Assets

On August 31, 2006, Dialog Group entered into an agreement with Dialog Marketing Services, Inc. a subsidiary of Redi-Direct Marketing, Inc. a privately held information services company. The agreement provides for the sale of substantially all of Registrant's operating assets for a cash purchase price of $1,900,000. Registrant would retain its financial assets, including its receivables, and would be relieved of the liability for its office leases. The agreement provides a breakup fee of $150,000 to be paid by the Registrant if the sale is not consummated for any reason. Prior to the execution of the agreement, there was no material relationship between either party and the other or the other's affiliates. Under Delaware law, this transaction must be submitted to the shareholders for their approval.

Revenue and net income for discontinued operation is as follows:


                                                                    Nine months ended          Three months ended
                                                                       September 30,               September 30,
                                                                 ------------------------   ------------------------
                                                                     2006         2005          2006        2005
                                                                 -----------  -----------   -----------  -----------
Total Revenues                                                   $ 2,773,582  $ 2,271,571   $   871,229  $   563,474
                                                                 -----------  -----------   -----------  -----------
Pre-tax income (loss) from discontinued operations                   117,672      (99,316)       61,390     (156,884)
Income tax benefit                                                        --           --            --           --
                                                                 -----------  -----------   -----------  -----------
Income (Loss) from discontinued operations, net of income taxes  $   117,672  ($   99,316)  $    61,390  ($  156,884)


Sale of Adavaliant USA, Inc.

On September 29, 2006 the Company sold the entire capital stock of its AdValiant USA, Inc. subsidiary to an unrelated third party. AdValiant USA results were reported in the Data Segment. The AdValiant USA business consisted of online marketing channels - affiliate performance marketing, contextual ad network, lead generation, web publishing and marketing solutions. In consideration of the release of approximately $374,643 of the Company's and its subsidiaries' debt to AdValiant USA, the Company delivered the stock to the buyer. The Company enjoyed a gain of approximately $223,712 on the sale of AdValiant, USA.

Revenue and net income for discontinued operation is as follows:

                                                                     Nine months ended       Three months ended
                                                                       September 30,            September 30,
                                                                   ---------------------   ---------------------
                                                                      2006       2005        2006        2005
                                                                   --------   ----------   --------   ----------
Total Revenues                                                     $ 12,980   $1,595,693   $     --   $1,595,693
                                                                   --------   ----------   --------   ----------
Pre-tax income (loss) from discontinued operations                  223,712       19,239    223,712      (13,762)
Income tax benefit                                                       --           --         --           --
                                                                   --------   ----------   --------   ----------
Income (Loss)  from discontinued operations, net of income taxes   $223,712   $1,614,932   $223,712   $1,581,931

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

NOTE 5 - ACCRUED LIABILITES

As of September 30, 2006, accrued liabilities consisted of the following:

Accrued professional fees and other expenses   $   52,420
Accrued payroll and payroll taxes                 721,911
Accrued interest                                  126,003
Accrued settlements and contingencies             206,358
Other                                              47,435
                                               ----------
                                               $1,154,127
                                               ==========

NOTE 6 - EQUITY

DEBT CONVERSION

In May of 2006 Peter DeCrescenzo, the company's president and Vincent DeCrescenzo, Sr. the company's executive vice president agreed that each would convert $100,000 of past due salary and vacation into convertible debentures. The debentures are due and payable on March 21, 2008 and bear interest at the rate of 12% per annum. The principal and any unpaid interest is convertible, at the holder's election, into common stock at the rate of one share of common stock for each $0.01 of principal or interest converted. No compensation was paid with respect to this transaction.

Peter DeCrescenzo and Vincent DeCrescenzo are both officers of the company and accredited investors who are purchasing the debentures and warrants and any shares issued upon their conversion or exercise, respectively, for their own investment and not for resale. They agreed in writing to restrictions on resale placed with the Company's transfer agent and the printing of a legend on his certificate. Because of these factors, this issuance is exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6.

STOCK CONSOLIDATION

On September 18, 2006, the Company's 1 for 100 common stock consolidation took effect. As a result, $198,498 was transferred from Common Stock to Additional Paid in Capital.

CLASS E PREFERRED STOCK DIVIDENDS

The dividends accrue at the rate of $400 per share per quarter. Pursuant to the provisions of the Class E Preferred Stock Declaration, shares of common stock, based on the average closing price for the shares during the last 20 trading days before the dividends were due, can be paid in lieu of cash.

During the nine months ended September 30, 2006, quarterly dividends accrued on its Class E Preferred Stock at the rate of $400 per share, per quarter, for a total of $119,400. During the first quarter of 2006, 5,135,486 shares were issued to settle $119,400 of dividends due from dividends accrued and not paid in 2005.

NOTE 7 - STOCK OPTIONS

We account for option issues according to FASB Statement No. 123R, "Share-Based Payment, an amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees beginning January 1, 2006. During the nine months ended September 30, 2006, the Company did not issue any employee stock options nor did any employee stock options vest.

At September 30, 2006, the Company had one stock based compensation plan, which is described below. There was no compensation cost that has been charged against income for this plan for the nine months ended September 30, 2006.

Under the 2002 Employee stock Option Plan (as amended), the Company may grant options to its employees for up to 1.5 million shares of common stock. Under this plan, the exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is 10 years. Options are granted on various dates and vest in one-third increments commencing at the grant date with subsequent vesting at approximately the first and second anniversary of the options grant date.

Pro forma information regarding option grants made for compensation expense is based on specified valuation techniques that produce estimated compensation charges. The following table reflects the pro forma information:

                                    Nine months ended  Three months ended
                                       September 30,       September 30,
                                    -----------------  ------------------
                                           2005               2005
                                       -----------         ---------
Compensation expense related to
  stock option plans, net of tax:
     -- As reported                    $     1,200         $   1,200
     -- Proforma                       $     1,200         $   1,200

Net income
     -- As reported                    $(1,465,821)        $(546,815)
     -- Proforma                       $(1,465,821)        $(546,815)

Basic earnings per share
     -- As reported                    $    (0.011)        $  (0.003)
     -- Proforma                       $    (0.011)        $  (0.003)

Dilluted earnings per share
     -- As reported                    $    (0.011)        $  (0.003)
     -- Proforma                       $    (0.011)        $  (0.003)

The fair value of each option grant is estimated on the date of the grant using the prospective method of transition as prescribed by FASB Statement No. 123R.

A summary of the status of the Company's stock option plans as of September 30, 2006 and changes during the period ending on that dates is presented below:

Stock options activity for period ending September 30th is as follows:

Options Outstanding, January 1, 2006        291,403   $1.80
Options Granted                                   0       0
Options Forfeited                                 0       0
Options Expired                                   0       0
Options Exercised                                 0       0
                                          ---------   -----
Options outstanding, September 30, 2006     291,403   $1.80
                                          ---------   -----

NOTE 8 - INCOME TAXES

As of September 30, 2006, the Company had federal and state net operating losses of approximately $12,894,000 that are subject to annual limitations through 2025. The losses are available to offset future taxable income.

The temporary differences that give rise to the deferred tax asset at September 30, 2006 are as follows:

Deferred tax asset:
Net operating losses       $ 4,512,900)
Less valuation allowance    (4,512,900)
                           -----------
Net deferred tax asset     $         0
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

The effective tax rate for the periods ended September 30, 2006 and 2005 are as follows:

U.S. statutory tax rate    35%
State and local taxes       4
Less valuation reserve    (39)
                          ---
Effective tax rate          0%
                          ===

NOTE 9 - SEGMENT DISCLOSURES

The Company's reportable operating segments are categorized in three components:
(1) Communications, which includes Healthcare Dialog, Inc., (2) Data, which includes Data Dialog, Inc., and (3) Corporate which is Dialog Group, Inc.

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

SIGNIFICANT CUSTOMERS

Two customers in the Healthcare segment accounted for approximately 62% of the Healthcare revenues for 2006, while one customer in the Healthcare segment accounted for approximately 40% of the healthcare revenues for 2005. In January 2006 a major pharmaceutical company advised Heathcare that in June 2006 it would be discontinuing a program that began in 2003.

Management is not aware of any known trends, uncertainties, or circumstances that are reasonably likely to have a material effect on composition or percentages of significant customers.

Nine months ended September 30, 2006

                                   Corporate    Communications      Data         Totals
                                  -----------   --------------   ----------   -----------
REVENUE                           $                $             $            $
COST OF SALES
                                  -----------      --------      ----------   -----------
GROSS  PROFIT
                                  -----------      --------      ----------   -----------
TOTAL OPERATING EXPENSES              988,644                                     988,644
                                  -----------      --------      ----------   -----------
INCOME (LOSS) FROM OPERATIONS        (988,644)                                   (988,644)
                                  -----------      --------      ----------   -----------
OTHER INCOME (EXPENSES)

Interest income                        14,524                                      14,524
Interest expense                     (206,827)                                   (206,827)
                                  -----------      --------      ----------   -----------
TOTAL OTHER INCOME (EXPENSES)        (192,303)                                   (192,303)
                                  -----------      --------      ----------   -----------
INCOME/(LOSS) FROM CONTINUING
  OPERATIONS                       (1,180,947)                                 (1,180,947)
Income (loss) from discontinued
  operations                                0       166,925         385,354       552,279
                                  -----------      --------      ----------   -----------
NET INCOME/(LOSS)                 $(1,180,947)     $166,925      $  385,354   $  (628,668)
                                  ===========      ========      ==========   ===========

Nine months ended September 30, 2005

                                            Corporate    Communications      Data         Totals
                                           -----------   --------------   ----------   -----------
REVENUE                                    $         0     $              $            $
COST OF SALES                                        0
                                           -----------     ----------     ----------   -----------
GROSS  PROFIT                                        0

TOTAL OPERATING EXPENSE                      1,240,262                                   1,240,262
                                           -----------     ----------     ----------   -----------
INCOME (LOSS) FROM OPERATION                (1,240,262)                                 (1,240,262)
                                           -----------     ----------     ----------   -----------
OTHER INCOME (EXPENSES)
Interest expense                              (127,286)                                   (127,286)
Other expense                                   (1,409)                                     (1,409)
Gain on debt settlements                        53,021                                      53,021
                                           -----------     ----------     ----------   -----------
TOTAL OTHER INCOME (EXPENSES)                  (75,674)                                    (75,674)
                                           -----------     ----------     ----------   -----------
INCOME/(LOSS) FROM CONTINUING OPERATIONS    (1,315,937)                                 (1,315,937)
                                           -----------     ----------     ----------   -----------
(Loss) from discontinued operations            (57,975)       124,161       (216,070)     (149,884)
                                           -----------     ----------     ----------   -----------
NET INCOME/(LOSS)                          $(1,373,912)    $  124,161     $ (216,070)  $(1,465,821)
                                           ===========     ==========     ==========   ===========

NOTE 10 - RELATED PARTY TRANSACTIONS

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

In May of 2006 Peter DeCrescenzo, the company's president and Vincent DeCrescenzo, Sr. the company's executive vice president converted $100,000 of past due salary and vacation into convertible debentures. The debentures mature in 2008 and bear interest at the rate of 12% per annum. The principal and any unpaid interest is convertible, at the holder's election, into common stock at the rate of one share of common stock for each $0.01 of principal or interest converted. No compensation was paid with respect to this transaction during the nine months ended September 30, 2006.

DUE TO OFFICER

In December 2005, an officer and director provided approximately $50,000 at 8% per annum and due on demand. This loan was made directly to the Company to help in the financing of other loans.

The Company accepted a non-binding interest free deposit of $85,493 from an officer, to be repaid from subsequent financings or the proceeds of an asset sale transaction. See Note 11.


RENT TO RELATED PARTIES

The Company leases two apartments from January 1, 2006 through December 31, 2007 from a company controlled by the President and C.E.O. along with the C.O.O. and C.F.O. Rent expense to these related parties amounted to $36,000 for the nine months ended September 30, 2006.

NOTE 11 - SUBSEQUENT EVENT

On August 31, 2006, Dialog Group, Inc (the "DGI") entered into an agreement with Dialog Marketing Services, Inc. a subsidiary of Redi-Direct Marketing, Inc. a privately held information services company. The agreement provides for the sale of substantially all of DGI's operating assets for a cash purchase price of $1,900,000. DGI would retain its financial assets, including its receivables, and would be relieved of the liability for its office and equipment leases. The agreement provides a breakup fee of $150,000 to be paid by the DGI if the sale is not consummated for any reason. The proposed sale will be submitted to shareholders for approval during the fourth quarter.

As a condition of closing, the Purchaser has required that two officers and directors, Peter V. DeCrescenzo and Vincent DeCrescenzo, Sr., the Chief Executive Officer and the Chief Financial Officer respectively, sign employment agreements with the Purchaser. The levels of compensation provided in the agreements is less than the amounts provided in their present employment agreements.

Peter DeCrescenzo's contract extends through March of 2009 and provides for a base compensation of $150,000 per year with increases eventually reaching $250,000 if the executive performs successfully for the Purchaser. The agreement also provides for bonuses of up to $75,000 for successful performance as defined in the agreement. In addition, if certain sales and results targets are met, Mr. DeCrescenzo could receive an equity interest of up to 10% of the Purchaser. He would have no interest in the Purchaser's parent.

Vincent DeCrescenzo Sr.'s agreement is identical except that the salary commences at $95,000 and does not provide for increases or bonuses. In addition, the maximum amount that he may receive in Purchaser equity is two and one-half percent. He would have no interest in the Purchaser's parent.

In addition, Dialog Marketing Services has lent the Registrant $200,000. The note bears interest at the annual rate of eight percent and, after December 1, 2006, is payable on demand. The debt is secured by the pledge of the Company's assets, including its databases.

Item 2. Management's Discussion and Analysis or Plan of Operation.

General

      Dialog Group, Inc. (DLGO) is a publicly traded corporation, headquartered at 257 Park Avenue South, Suite 1201, New York, New York 10010, with an administrative and sales office in Sunrise, Florida. The company's two Segments, Data and Communications, provide a broad spectrum of proprietary and exclusive databases for healthcare, consumer and business-to-business market clients. The company also provides a combination of traditional customer relationship management support applications such as advertising and marketing services.

      Proposed Sale of Assets

On August 31, 2006, Dialog Group, Inc (the "DGI") entered into an agreement with Dialog Marketing Services, Inc. a subsidiary of Redi-Direct Marketing, Inc. a privately held information services company. The agreement provides for the sale of substantially all of DGI's operating assets for a cash purchase price of $1,900,000. DGI would retain its financial assets, including its receivables, and would be relieved of the liability for its office and equipment leases. The agreement provides a breakup fee of $150,000 to be paid by the DGI if the sale is not consummated for any reason. The proposed sale will be submitted to shareholders for approval during the fourth quarter. As a result of this pending transaction, all of the Company's operations are now classified as discontinued operations. The Management Discussion below only covers the operations of the central management office.


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

      Sale of AdValiant USA, Inc.

On September 30, 2006 the Company sold the entire capital stock of its AdValiant USA, Inc. subsidiary to an unrelated third party. AdValiant USA results were reported in the Data Segment. The AdValiant USA business consisted of online marketing channels - affiliate performance marketing, contextual ad network, lead generation, web publishing and marketing solutions.

In consideration of the release of approximately $374,643 of the Company's and its subsidiaries' debt to AdValiant USA, the Company delivered the stock to the buyer. The Company enjoyed a gain of approximately $223,712 on the sale of AdValiant, USA.

Description of the Segments

Prior to the reclassification of the Company's results because of the pending sale, both of Dialog Group's Segments marketed its product and service offerings through branded product lines. The Data Segment products are Data Dialog Marketing, Data Dialog Data Management, Direct Mail Quotes and Adialogin. The Communications Segment is Healthcare Dialog Communications.

      Data Segment

      Data Dialog Marketing serves the direct marketing needs of small- and medium-sized businesses with data and direct services. Data Dialog Marketing offers a host of data-related services, such as targeted marketing lists, lead generation, turnkey direct mail programs, and data cleansing to multiple market segments including insurance, financial planning, real estate, auto dealerships, printers and other segments that are users of direct mail and prospect marketing. Data Dialog Marketing also offers a unique subscription-based product featuring limited selections of data specifically designed for the small business user.

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

      Direct Mail Quotes "Request for Quote" product was this market's first online commerce center to link customers who need direct mail job quotes with mail shops and direct marketing service organizations with letter-shop capabilities.

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

The results of operations set forth below reflect only the central administrative expenses and carrying charges because all of the income and expense related to the divisions have been allocated to discontinued operations because of the pending sale.

Results of Operations for the Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

         Dialog Group

Income Statement Item                   Third Quarter 2006   Third Quarter 2005
Revenue                                            $ - 0 -               $ - 0 -
Cost of Revenue                                      - 0 -                 - 0 -
Operating Expenses                                 347,143               376,220
Result of Operations                             (347,143)             (376,143)
Net Other Income                                  (73,868)               (8,663)
Discontinued Operations                            296,609             (161,932)
Net Result                                      $(124,401)            $(546,815)

      Operating expenses for the quarter ended September 30, 2006 were $347,143 compared with $376,220 for the quarter ended September 30, 2005. This represents an decrease of $29,077 from 2005.

      Because there is no continuing income, the losses from operations were equal to the expenses.

      Net other income/expense was an expense of $73,868 for the quarter ended September 30, 2006 of which $78,454 is attributed to interest payments, compared with net other expense of $8,663 for the quarter ended September 30, 2005, an increase of $62,205 Last year included interest expense of $59,567 and forgiveness of debt income of $62,704.

      The net loss for the quarter ended September 30, 2006 was $124,401, compared with a net loss of $546,815 in the quarter ended September 30, 2005, representing an improvement of $422,414. This improvement can be attributed to the gain from discontinued operations of $296,609 compared to the loss from discontinued operations of $161,932 for 2005, an improvement of $458,541.

Results of Operations for the Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

      Dialog Group

Income Statement Item      First three quarters 2006   First three quarters 2005
Revenue                                    $ - 0 -                      $- 0 -
Cost of Revenue                              - 0 -                       - 0 -
Operating Expenses                         988,664                   1,240.262
Result of Operations                     (988,664)                 (1,240,262)
Net Other Income                         (192,303)                    (75,675)
Discontinued Operations                    552,279                   (149,884)
Net Result                              $(628,668)                $(1,465,821)


      Operating expenses for the three quarters ended September 30, 2006 were $988,664 compared with $1,240,262 for the three quarters ended September 30, 2005. This represents an decrease of $251,598 from the first three quarters of 2005.

      Because there is no continuing income, the losses from operations were equal to the expenses.


      Net other income/expense was an expense of $192,303 for the first three quarters ended September 30, 2006 the overwhelming majority of which is attributed to interest payments, compared with net other income/expense which was an expense of $75,675 for the first three quarters ended September 30, 2005, an increase of $116,628. Last year included interest expense of $187,291 and a forgiveness of debt of $75,892.

      The net loss for the first three quarters ended September 30, 2006 was $628,668, compared with a net loss of $1,465,821 in the first three quarters ended September 30, 2005, representing an improvement of $837,153. This significant improvement can be attributed to the gain from discontinued operations of $552,279 in 2006 compared to a loss from discontinued operations in 2005 of $149,884.

Significant Customers

      Two customers in the Healthcare segment accounted for over 70% of the Company's healthcare revenues for 2006, while one customer in the Healthcare segment accounted for 40% of the healthcare revenues for 2005.

      Management is not aware of any known trends, uncertainties, or circumstances that are reasonably likely to have material effect on composition or percentages of significant customers.

Liquidity & Capital Resources

      DGI had a consolidated working capital deficit of approximately ($4,383,000) on September 30, 2006 as compared to a deficit of approximately ($2,854,000) at December 31, 2005. The increase of approximately $1,529,000 is the result of an increase in accounts payable, accrued expenses and short-term borrowings due a level of sales in the first three quarters that did not provide the level of accounts receivable required to fund operations. An additional reason for the increase is that the convertible notes are now included in the short term liabilities.

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

Off-Balance Sheet Transactions

      At no time during the third quarter did the Company have any relationships with unconsolidated entities or financial partnerships, including as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3 Controls and Procedures.

      The Company evaluated, under the supervision and with the participation of the Company's management (including its chief executive and chief financial officers), the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange
Act) means controls and other procedures of a company that are designed to ensure that this information is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation of its disclosure controls and procedures, the Company's chief executive and chief financial officers had concluded as of March 31, 2006, that the controls, as a result of the resignation of the controller and one bookkeeper, did not operate as designed and did not alert them on a timely basis to all material information relating to the Company required to be included in the Company's periodic SEC filings. Based on the evaluation of the disclosure controls and procedures as of September 30, 2006, the chief executive and chief financial officers concluded that, as of the end of the second quarter, the revised disclosure controls and procedures were effective at a reasonable assurance level.

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

Part II. Other Information

Item 1. Legal Proceedings

      Suppliers

      In 2003 Acxiom Corporation commenced an action against Dialog Group and its then ThinkDirectMarketing subsidiary in the Circuit Court of Faulkner County, Arkansas. The action was for a breach of written contracts, including a promissory note and a Data License Agreement. Acxiom sought $400,000 on the note and $295,415 for unpaid data usage, and $1,250,000 for unused minimum usage requirements for 2003 and 2004. In January 2006 the Company settled with Acxiom for Ninety Thousand ($90,000.00) Dollars to be paid over forty-two months. As of September 30 2006, the company is behind in payments on the unpaid balance of $85,000.

      Also in January 2006 Healthcare Dialog was contacted by an attorney for CBS Market Watch concerning their claim for $45,510 for content. The claim was initially settled for $36,408. As of September 30, 2006 the balance remaining was $26,408. The company has been unable to make additional payments and in September the attorney did attempt to bring the case to court.

      In April 2004 USA Direct obtained a default judgment for $39,025 against Dialog Group in the Common Pleas Court of the State of Pennsylvania, York County. The Company has agreed to settle the claim for $20,000. As of September 30, 2006 the balance remaining was $15,000.

      Former Subsidiaries

      In April 2003, Dean Eaker and Bruce Biegel commenced an arbitration proceeding against Dialog Group and its former subsidiary, TDMI, relating to the termination of their employment before the American Arbitration Association in New York City. On January 17, 2005, the arbitration panel awarded $313,764 to Dean Eaker and $160,133 to Bruce Biegel. The full amount of the award has been accrued on the Dialog Group books and charged to loss on discontinued operation. On April 17, 2005 the company settled with both Eaker and Biegel for a series of payments aggregating $473,898. As of September 30 approximately $140,000 was unpaid. As a result of payments being behind schedule, the attorney for Mr. Ecker and Mr. Biegel was able to receive a default judgment. The Company agreed at that time to pay the remaining balance from the receipt of a pending sale of substantially all of the company's assets.

      Except as specified above, there are no material presently pending legal proceedings to which Dialog Group is a party, or to which any of its properties or assets are subject.

Items 2, 3, 4 and 5 are omitted, as there is no information to report there under.

Item 6. Exhibits

Exhibits

Exhibit
 Number   Description                                                              Page
-------   ----------------------------------------------------------------------   ----
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

21.1      Subsidiaries of the registrant. Incorporated by reference from the         X
          Quarterly Report on Form 10-QSB filled September 2, 2006

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

Date: November 17, 2006


                                        By: /s/ Peter V. DeCrescenzo
                                            ------------------------------------
                                            Peter V. DeCrescenzo, President and
                                            Chief Executive Officer

                                INDEX TO EXHIBITS

Exhibit    Page
 Number   Number   Description
-------   ------   --------------------------------------------
 31(i)      __     302 Certification of Chief Executive Officer
31(ii)      __     302 Certification of Chief Financial Officer
 32(i)      __     906 Certification of Chief Executive Officer
32(ii)      __     906 Certification of Chief Financial Officer