Form 10KSB
period 2006-12-31
DIALOG GROUP INC
filed 2007-05-07
CIK 1051059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

REPORT ON FORM 10-KSB

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the year ended December 31, 2006.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______ to ______.

Commission File No. 000-30294

DIALOG GROUP, INC.
(Name of Small Business Issuer in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	87-0394290 (I.R.S. Employer Identification Number)

Twelfth Floor, 257 Park Avenue South, New York, NY	10010
(Address of Principal Executive Offices)	(Zip Code)

212.254.1917
(Issuer's Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value per share.

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10SKB or any other amendment to this Form 10SKB. ☐

State issuer’s revenues for the most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market values shall be computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of a specified date within the past 60 days: $114,848 based on the last sale price of $0.08 on April 30, 2007.

Check whether the issuer has filled all documents and reports required to be filed by section 12, 13, or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,773,697.

Documents Incorporated By Reference: See Item 13, Exhibits.

PART I

Item 1. Description of Business

General

Dialog Group, Inc. (DGI) is a publicly traded corporation (OTCBB:DLGO), headquartered at 257 Park Avenue South, Suite 1201, New York, New York 10010.

Sales of Assets

On January 4, 2007, the Registrant completed the sale of substantially all of Registrant’s operating assets to Dialog Marketing Services, Inc., a subsidiary of Redi Direct, Inc., a privately held information services company. The sale, which was effective as of December 31, 2006, was for a cash purchase price of $1,900,000. Registrant retained its financial assets, including its receivables, and was relieved of the liability for its office leases. Prior to the execution of the agreement, there was no material relationship between either party and the other or the other’s affiliates.

Immediately after the closing of this sale, Registrant sold two of its subsidiaries, Data Dialog, Inc. and Healthcare Dialog, Inc. to unrelated parties.

As a result of these sales, Dialog Group has ceased operations.

Purchase and sale of AdValiant

As of December 30, 2005, Dialog Group sold all of the equity of AdValiant, Inc., an Ontario corporation back to its original owners. The original transaction, consummated on June 30, 2005, provided that the owners of AdValiant would have had the right to receive up to approximately 3,366,856 shares of Dialog Group common stock if certain goals were met. AdValiant shares which were exchangeable for 2,525,142 of the shares of Dialog Group common stock remained in escrow until they are earned. The remaining AdValiant shares, exchangeable for 841,714 shares of Dialog Group common stock, were issued to Empire Media, Inc., a company controlled by Peter Bordes which owns one-half of AdValiant USA and Messrs. Manhas and Wise, who each own a quarter of AdValiant USA. After AdValiant was acquired, Peter Bordes, the controlling person of Empire Media, and Matt Wise and Jivan Manhas were then deemed to have joined the control group of Dialog Group and Mr. Bordes was elected to the Board of Directors.

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

Competition

As there are now no operations, no analysis of the competition is possible.

Government Regulation

There is no regulation applicable to the Company as presently operating.

Licenses, Patents and Trademarks

The Company sold all its useful trademarks as part of the sale to Dialog Marketing Services.

Research and Development

There are no research and development activities being conducted at present.

Employees

As of the date of this report, the Company and it subsidiaries, had 3 employees, principally 1 in New York City 2 in Sunrise, Florida. The Company believes that its relationship with its employees is good.

Item 2. Description of Property

The Company owns no real estate and was relieved of responsibility for its leases as part of the transaction with Dialog Marketing Services. It maintains small facilities, without leases, in New York and Florida.

Item 3. Legal Proceedings

Suppliers

In 2003 Acxiom Corporation commenced an action against Dialog Group and its then ThinkDirectMarketing subsidiary in the Circuit Court of Faulkner County, Arkansas. The action was for a breach of written contracts, including a promissory note and a Data License Agreement. Acxiom sought $400,000 on the note and $295,415 for unpaid data usage, and $1,250,000 for unused minimum usage requirements for 2003 and 2004. In January 2006 the Company settled with Acxiom for Ninety Thousand ($90,000.00) Dollars to be paid over forty-two months. As of the date of this filing, the company is behind in payments on the unpaid balance of $85,000.

In April 2004 USA Direct obtained a default judgment for $39,025 against Dialog Group in the Common Pleas Court of the State of Pennsylvania, York County. The Company has agreed to settle the claim for $20,000. As of this filing the balance remaining was $15,000.

Except as specified above, there are no material presently pending legal proceedings to which Dialog Group is a party, or to which any of its properties or assets are subject.

Item 4. Submissions of Matters to a Vote of Security Holders

At the Company’s annual meeting held on August 24, 2006, the shareholders elected Peter DeCrescenzo, Vincent DeCrescenzo, Sr., Adrian Stecyk, and Richard Kundrat as directors. Each received the votes of 156,843 Class B and B-1 Preferred Shares, 50.1 Class E Preferred Shares, and 104,453,331 Common shares. There were no negative or withheld votes.

At the same meeting, the 1 for 100 consolidation of the Company’s common stock, a reduction of the authorized common shares to 75,000,000, the elimination of the Class E Preferred Stock’s dividend in exchange for the improvement of the conversion ratio, and amendments to the 2002 Stock Option Plan were approved with the votes 156,843 Class B and B-1 Preferred Shares, 50.1 Class E Preferred Shares, and 104,453,331 Common shares. There were no negative or withheld votes.

At a Special Meeting held on December 31, 2006, the sale of all of the Company’s operating assets for $1.9 million was approved with the affirmative votes of 152,435 Class B and B-1 Preferred Shares, 50.1 Class E Preferred Shares, and 1,698,188 Common shares. There were no negative or withheld votes.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company's shares of Common Stock are traded over-the-counter on the Electronic Bulletin Board; the symbol for the Common Stock is “DLGO”.

The reported high and low bid prices for the Common Stock are as shown below for the years ended December 31, 2006 and December 31, 2005. The quotations reflect inter-dealer prices and do not include retail mark-ups, markdowns or commissions. The prices do not necessarily reflect actual transactions.

	High Bid	Low Bid
2007
First Quarter (through March 30, 2007)	$0.51	$0.04
2006
First Quarter	$0.80	$0.40
Second Quarter	$0.80	$0.30
Third Quarter	$0.75	$0.19
Fourth Quarter	$0.25	$0.07

2005
First Quarter	$2.30	$1.00
Second Quarter	$2.20	$0. 81
Third Quarter	$1.40	$0. 90
Fourth Quarter	$1.70	$0. 65

The last sale price of the Company's Common Stock on March 30, 2007, was $ 0.08 as reported on the over-the-counter Electronic Bulletin Board. As of the March 15, 2007, there were 696 shareholders of record of the Company's Common Stock. The Company has been informed that approximately 16 shareholders hold their Common Stock in nominee name. There are approximately 190 holders of the Classes B, B-1, and E Preferred Stock.

Dividends

The Company has never paid cash dividends on its Common Stock. The Company presently intends to retain future earnings to finance the expansion of its business and does not anticipate that any cash dividends will be paid in the foreseeable future. The future dividend policy will depend on the Company's earnings, capital requirements, expansion plans, financial condition and other relevant factors. None of the Company’s Preferred Stocks except the Class E pay any dividends. Until September 30, 2006, each Class E share pays a quarterly dividend of $400; at the election of the Company, this amount may be paid in Common Stock. All of the dividends due through the end of the year were paid in stock. The dividend was terminated as of the end of the third quarter of 2006 in exchange for the increase of the conversion ratio to 10,000 shares of new common for each preferred share.

Conversion Rights

Each share of the Company’s Class B and Class B-1 Preferred Stock can be converted into 0.40 shares of Common Stock and each share of the Class E Common Stock can be converted into 10,000 shares of Common Stock. Each Class B or B-1 share casts 0.40 votes for the election of directors and one vote on all other matters. Each Class E share casts one vote for each share of Common Stock into which it could be converted.

Recent Sales of Unregistered Securities

Fourth Quarter 2006 Stock Sales

Class E Preferred Stock Dividends

During 2006, the Board decided to pay three additional quarterly dividends on the Company’s Class E Preferred Stock, those for the second, third, and fourth quarters of 2005, in shares of common stock. The dividends, at a rate of $400 per share per quarter, had not been paid. Pursuant to the provisions of the Class E Preferred Stock Declaration, shares of common stock, based on the average closing price for the shares during the last 20 trading days before the dividends were due, maybe paid in lieu of cash. A total of 283,802 shares were issued to settle $119,400 of dividends. The holders of the Class E Preferred Stock had represented themselves in writing to be accredited investors who were purchasing those shares and any shares issued as dividends for their own investment and agreed to restrictions on resale placed with the Company’s transfer agent and the printing of a legend on his certificate. Because of these factors, this issuance is exempt from registration under the Securities Act as not involving a public distribution under section 4(2).

Item 6. Management's Discussion and Analysis or Plan of Operation.

General

Sale of Assets

On August 31, 2006, Dialog Group, Inc (the "DGI") entered into an agreement with Dialog Marketing Services, Inc. a subsidiary of Redi-Direct Marketing, Inc. a privately held information services company. The agreement provides for the sale of substantially all of DGI's operating assets for a cash purchase price of $1,900,000. DGI would retain its financial assets, including its receivables, and would be relieved of the liability for its office and equipment leases. As a result of this transaction, all of the Company's operations are now classified as discontinued operations. The Management Discussion below only covers the operations of the central management office.

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

In consideration of the release of approximately $296,623 of the Company's and its subsidiaries' debt to Mail Mogul, the Company delivered the stock to the buyer and paid approximately $3,000 of expenses in connection with the sale. The Company realized a gain of approximately $210,894 on the sale of Mail Mogul.

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

In consideration of the release of approximately $374,643 of the Company's and its subsidiaries' debt to AdValiant USA, the Company delivered the stock to the buyer. The Company realized a gain of approximately $223,712 on the sale of AdValiant, USA.

The results of operations set forth below reflect only the central administrative expenses and carrying charges because all of the income and expense related to the divisions have been allocated to discontinued operations because of the sale.

Results of Operations for the Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Operating expenses for the year ended December 31, 2006 were $1,450,564 compared with $1,677,750 for the year ended December, 2005. This represents a decrease of $227,186 from 2005.

Because there is no continuing income, the losses from operations were equal to the expenses.

Net other income/expense was an expense of $266,118 for the year ended December 31, 2006 of which $284,766 is attributed to interest payments, compared with net other expense of $180,799 for the year ended December 31, 2005, an increase of $85,319. Last year included interest expense of $179,390.

The net income for the year ended December 31, 2006 was $1,545,747, compared with a net loss of $1,781,957 in the year ended December 31, 2005, representing an improvement of $3,327,704. This improvement can be attributed to the gain from discontinued operations of $3,262,429 compared to a gain from discontinued operations of $76,592 for 2005, an improvement of $3,339,021.

Liquidity & Capital Resources

DGI had a working capital deficit of approximately ($2,644,555) on December 31, 2006 as compared to a deficit of approximately ($2,854,000) at December 31, 2005. The decrease of approximately $209,000 is the result of a decrease in accounts payable, accrued expenses and short-term borrowings due to the sale of it’s two previously owned subsidiaries.

Going Concern Concerns

On January 4, 2007 the Company completed the sale of substantially all of Registrant’s operating assets to Dialog Marketing Services, Inc., a subsidiary of Redi Direct, Inc., a privately held information services company. The sale, which was effective as of December 31, 2006, was for a cash purchase price of $1,900,000. The Company retained its financial assets, including its receivables, and was relieved of the liability for its office leases. Prior to the execution of the agreement, there was no material relationship between either party and the other or the other’s affiliates. Immediately after the closing of this sale, the Company sold two of its subsidiaries, Data Dialog, Inc. and Healthcare Dialog, Inc. to unrelated parties. As a result of these sales, Dialog Group has ceased operations.

The Company will be required to rely on management's skill, experience and judgment, both in regard to selectivity, and in any final decision to pursue another business venture, as well as the form of business combination, should an agreement be reached at some point to acquire or combine.

There would be no particular type of business or industry that the Company would be concentrating on at this time.  The management would look at any potential acquisition that would best serve the interests and maximize shareholder value in the future.  The Company would not confine its search for any particular business or business venture to any geographical area.

Members of the Company's management, through their various business contacts, would search for potential business partners whom they feel are deemed to be likely targets for a business combination with the Company.

Material factors that management would consider before acquiring a business or entering into a business venture would be the strength of the management team of the new business and its corporate governance procedures and policies.  The potential transaction would be evaluated with the intent of maximizing shareholder value in the future.  Any acquisition would likely be financed by the issuance of the Company's stock to the owners of the acquired entity.

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

Internal Control Issues

Internal controls have been a major focus of the management team. Considerable effort has been made to centralize the company’s financial operation and to insure that positions in this sector are filled by individuals whose talents and skills are appropriate to the needs of the business. In February 2004 a consultant was hired to help identify the needs and the remaining controls weaknesses. In addition at year end, new staff from our outside auditors has been assigned to provide a more objective assessment of those areas where controls must be further tightened.

The Company’s Chief Executive Office, Chief Financial Officer, and the outside accounting consultant have evaluated the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act) means controls and other procedures of a company that are designed to ensure that this information is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation of its disclosure controls and procedures, the Company's chief executive officer, chief financial officer, and the accounting consultant have concluded that, as of December 31, 2006 and as of the date of filing, the controls, and procedures were designed to be and were effective at a reasonable assurance level and will continue to operate as designed.

The Company maintains certain internal controls over financial reporting that are appropriate, consistent with cost-benefit considerations, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The retention of the accounting consultant, which occurred during the fiscal quarter ended June 30, 2006, has materially affected, and is reasonably likely to continue to affect, the Company’s internal control over financial reporting in a positive manner. No other change effecting the Company’s internal controls occurred during Fiscal 2006.

Item 7. Financial Statements.

The required financial statements commence on page F-1.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A Controls and Procedures.

The Company’s Chief Executive Office, Chief Financial Officer, and the outside accounting consultant have evaluated the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act) means controls and other procedures of a company that are designed to ensure that this information is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation of its disclosure controls and procedures, the Company's chief executive officer, chief financial officer, and the accounting consultant have concluded that, as of December 31, 2006 and as of the date of filing, the controls, and procedures were designed to be and were effective at a reasonable assurance level and will continue to operate as designed.

Management continues its focus on the issue of internal controls over financial reporting that are appropriate, consistent with cost-benefit considerations, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
.
To that end, in 2005 management centralizing the accounting function. In May of 2006 a CPA firm was hired to work with management and the company’s auditors to improve controls. Management will continue to evaluate and test present and new measures while at the same time reviewing areas that may require improvement. The retention of the accounting consultant, which occurred during the fiscal quarter ended June 30, 2006, has materially affected, and is reasonably likely to continue to affect, the Company’s internal control over financial reporting in a positive manner. No other change affecting the Company’s internal controls occurred during Fiscal 2006.

Item 8B Other Information

In January 2007 the Company converted $1,349,045 of debt and $114,987 of unpaid interest into 1,464,033 shares of common stock. The largest bloc, about 1,200,000 shares, went to Pearl Street Holdings, as they held over $1,100,000 of the debt. About 225,000 shares went to directors or retirement funds for the benefit of a director.

Part III

Item 9	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors

The following sets forth information about each director and executive officer/.

Peter V. DeCrescenzo (57), Director, President of the Company, and Chief Executive Officer since March 2003 and Chairman of the Board since April 2003. President and Chief Executive Officer of Dialog Marketing Services Inc. since January 2007.

He has served as Chief Executive Officer and President of the Company since its acquisition of HealthCare Dialog on March 2003. He has also served, since January 2007, as President and Chief Executive Officer of Dialog Marketing Services, a subsidiary of Redi-Direct Marketing, Inc. a privately held information services company. Dialog Marketing Services acquired all of this Company’s operating assets in December 2006. In April 2004, Mr. DeCrescenzo was elected to the board of NuVim, Inc. a company of which Mr. Kundrat, a director of Dialog Group and a candidate for re-election serves as Chairman and CEO. From November 2000 until the acquisition, Mr. DeCrescenzo served as President, Chief Executive Officer, and a director of HealthCare Dialog where he headed its strategic and creative services group and its interactive group. Before HealthCare Dialog was organized, Mr. DeCrescenzo was, in 1992, the founding partner of PVD and Partners, a full-service healthcare marketing communications agency. He was also senior vice president and partner at MD Direct, a healthcare marketing communications company specializing in direct marketing to physicians and consumers, where he developed Patient Select, the first and largest direct-to-consumer database of its kind. MD Direct was later acquired by Carlson Marketing. Peter DeCrescenzo's healthcare marketing career began at Sterling Drugs, where he held positions in sales, promotional services, and group brand management. After 14 years with Sterling Drugs, he joined American Home Products Corporation as director of marketing for Ayerst Labs. From American Home Products, he joined Sandoz Pharmaceuticals as product marketing director. Peter DeCrescenzo left Sandoz to become a partner at MD Direct.

Vincent DeCrescenzo, Sr. (62) Director, Executive Vice-President of the Company, Chief Operating Officer, and Chief Financial Officer since March 2003. Vice-President of Dialog Marketing Services Inc. since January 2007.

He has served as Chief Operating Officer and Executive Vice-President of the Company since its acquisition of HealthCare Dialog on March 2003. He has also served, since January 2007, as Vice-President of Dialog Marketing Services, a subsidiary of Redi-Direct Marketing, Inc. a privately held information services company. Dialog Marketing Services acquired all of this Company’s operating assets in December 2006. Prior to that he served as Chief Operating Officer and a director of HealthCare Dialog since November 2000 where he led the production services organization. Before joining Healthcare Dialog, Mr. DeCrescenzo was, from 1996, the Chief Operating Officer of PVD and Partners and of four spin-off companies. Vincent DeCrescenzo worked for Bradlees Discount Stores for over a decade beginning in 1980, starting as a single unit store manager and progressing to Regional Vice President for New England and membership in the Bradlees Operating Committee. As Regional Vice President, he had full profit and loss responsibility for 50 stores, over $500,000,000 in sales, and a store population that peaked at over 10,000 employees.

Adrian Stecyk (46), Director of the Company since December 2001.

From December 2001 until March 2003 he served as the Company’s President. He is the Chief Executive Officer and Director of Griffin Securities plc, a US based investment banking and NASD registered brokerage firm and has served in that position since 1997. He has been a director of Griffin Group plc since July 2000. Mr. Stecyk has a B.S. in Engineering and M.B.A. from Boston University. From 1980 to 1986, Mr. Stecyk was member of the Technical Staff at Charles Stark Draper Laboratory, a technology research and development company. Mr. Stecyk co-founded Griffin Capital Management Corp., a registered Investment Advisor, where he was responsible for asset management and investment advisory services to major institutions.

Richard P. Kundrat (63) Director of the Company since May, 2003., Chairman and Chief Executive Officer of NuVim, Inc., Director

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

Board Participation

All candidates for election to the Board are expected to attend the Annual Meeting. All current and then directors attended the last Annual Meeting, held in August 2006.

All the nominees who were members of the Board of Directors participated in all 8 meetings held in FY 2006 and this year’s only meeting. In addition, on 7 occasions since January 2006, actions were taken by written consent.

Corporate Governance

Board Committees

Although the Company is not required to have independent directors or committees, it has endeavored to recruit independent people to serve as directors. The Company has not been able to attract many independent directors because of its financial instability and the lack of sufficient Directors’ and Officers’ Liability Insurance. As a result, the Board only includes two independent directors.

The Board of Directors currently has three standing committees: an Audit Committee, a Compensation Committee and a Corporate Governance and Nominations Committee. All three committees have received charters from the Board of Directors. The Charters are intended to provide policy guidance and protect the responsibility and independence of each committee. Copies of each committee’s charter are attached to this Information Statement as Exhibits A, B, and C, respectively.

Audit Committee

The Audit Committee oversees the relationship with independent auditors, audits of financial statements, internal accounting and financial reporting processes, and systems of financial controls. They select, hire, and, if necessary, terminate the independent auditors; oversee the integrity of the financial statements and compliance with legal and regulatory requirements as affects financial statements; approve the audit and non-audit services to be performed by the independent auditors; generally review any earnings announcements and other public announcements regarding our results of operations, including the periodic reports that the Securities and Exchange Commission requires; and review the adequacy and effectiveness of DGI’s internal controls and critical accounting policies.

The Audit Committee, which has existed since 2002 and received its charter this year, met four times this fiscal year.

The Audit Committee is comprised of Mr. Stecyk who serves as Chairman and Mr. Kundrat. The Board has determined all members of the Audit Committee are independent under the rules of the National Association of Securities Dealers. The Board has determined that Mr. Stecyk and Mr. Kundrat qualify as an “audit committee financial expert,” as defined by the rules of the Securities and Exchange Commission.

Audit Committee Report

The Audit Committee is pleased to report that it has reviewed and discussed the audited financial statements with management and has discussed with Berenfeld, Spritzer, Shechter and Sheer, the Company’s independent auditors, the matters required to be discussed by SAS 61. In addition, the audit committee has received the written disclosures and a letter from the independent accountants required by Independence Standards Board Standard No. 1 and has discussed with them their independence. Based on the review and discussions referred above the audit committee recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-KSB for the 2006 fiscal year to be filed with the Commission.

Respectfully submitted,

Adrian Stecyk

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

The compensation of the Company’s executive officers is set by their contracts and provide for the possibility of bonuses. No bonuses have ever been paid and neither executive receives more than 55% of their contractual salaries.

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

This committee, which was formed in 2006, has met twice.

The Committee also reviews any correspondence from our stockholders, has established a policy for considering stockholder nominees for election to our Board of Directors which it uses to evaluate and recommend candidates for election to our Board of Directors and monitors compliance with our Code of Ethics and Business Policy.

All communications received addressed to the “Board of Directors” or to an individual director are delivered unopened to Mr. Stecyk as chair of the Corporate Governance and Nominations Committee or to the director to whom it was addressed. Any shareholder wishing to write to the Board or to any member should send their letter, addressed to that director or to the Board of Directors care of the Company’s headquarters, twelfth floor, 257 Park Avenue South, New York, NY 10010.

The policy of the Nominating Committee towards candidates for director suggested by security holders is to welcome qualified independent directors who are willing to serve the Company. Any holders of any Dialog Group securities who wish to nominate directors for the 2007 Annual Meeting should contact the company’s Secretary at the Company’s main office. Any honest person with a business background, particularly if they qualify as a financial expert, will be carefully reviewed. All candidates will receive a careful review regardless of the source of their nomination.

The Corporate Governance and Nominations Committee is comprised of Messrs. Stecyk and Kundrat. Mr. Stecyk serves as Chairman. The Board has determined that all members of the Corporate Governance and Nominations Committee are independent under the rules of the National Association of Securities Dealers.

Control Persons

On the record date, Peter V. DeCrescenzo, President, Chief Executive Officer, and a Director of the Company, controlled, directly or indirectly, 103,795 shares Class B-1 Preferred Stock, constituting about 40% of the outstanding Class B-1 Preferred Shares (about 34% of all Class B preferred shares as a group), 24 shares of the outstanding Class E Preferred Stock, constituting about 24 % of the outstanding Class E Shares, and 839,387 shares of Common Stock, constituting about 22 % of the outstanding Common Shares. In the aggregate, Mr. DeCrescenzo holds about 23% of the total voting shares. Mr. DeCrescenzo has informed the Company that he intends to vote his shares for the election of the entire slate of directors and in favor of all the other agenda items.

In April 2005, Pearl Street Holdings plc, an English company controlled by Stephen Dean and Vince Nicholls lent Dialog Group $550,000 and purchased $555,000 of the Company’s Convertible Notes from the Griffin Crossover Fund, LLC. These notes and all interest due on them was converted into 1,199,227 shares in January 2007. Pearl owns, after conversion of all its notes, almost 32% of the Dialog Group common stock, representing about 24.0% of the total voting shares. In addition, Management believes that Silverhall Holdings Ltd. which owns 47,646 shares of common stock and 10 shares of the Class E Preferred Stock is also controlled by Messrs. Dean and Nicholls. As a result, Pearl, and its directors and officers, Stephen Dean and Vince Nichols, are control persons of Dialog Group. Pearl had the right to designate one person for election as a director at the 2007 annual meeting and thereafter elect a Pearl designee so long as Pearl Street Holdings owns or can obtain on exercise of instruments already owned at least twenty-five percent of the fully diluted common stock of Dialog Group. Pearl declined to designate a successor to John Hand, its original designee, for election at this and the 2006 Annual Meetings. Mr. Hand had served as a director from August 11, 2005 to February 9, 2006.

Section 16(a) Beneficial Owners

Under Section 16(a) of the Securities Exchange Act of 1934, the Company’s directors, executive officers, and beneficial holders of more than 10% of the Company’s Common Stock are required to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based on our records and other information, the Company believes that during FY 2006, Peter DeCrescenzo and Vincent DeCrescenzo, executive officers and directors, failed to file forms 4 or 5 for the acquisitions below. No shares were sold.

Name	Date	Class of Shares	Transaction	Number of Shares
Peter DeCrescenzo
	January 30, 2006	Common	Conversion of past due salary	153,846
	March 8, 2006	Common	Class E Dividend	12,385
	December 11, 2006	Common	Class E Dividend	68,456

Vincent DeCrescenzo
	March 8, 2006	Common	Class E Dividend	2,580
	December 11, 2006	Common	Class E Dividend	14,261

Item 10 Executive Compensation

Executive Officer Employment Agreements

Peter DeCrescenzo and Vincent DeCrescenzo, Sr. are the Company’s only executive officers. The information about Ms. Lanzendoen is provided because of her salary level and her ownership during prior years of more than five (5%) percent of the Company’s common stock.

The Company has employment contracts with both of its Executive Officers, Peter DeCrescenzo, who serves as President and CEO, and Vincent DeCrescenzo, Sr., who serves as Chief Operating Officer and CFO. The agreements, initially signed in February 2003, when Healthcare Dialog was acquired, provided for annual salaries of $250,000 and $150,000, respectively, for the initial term ending December 31, 2004. The agreements provide for an annual bonus of up to 25% of the base salary if the executive meets performance goals fixed annually by the Board of Directors; both executives have agreed to waive these bonus provisions with respect to 2005 and 2006 results.

At the end of each term, the agreements provide for automatic annual renewals (including a cost of living increase of at least the increase in the Consumer Price Index) or, if not renewed, for the payment of one year’s additional salary. Both executives waived the cost of living adjustments for 2006. The agreements provide for the Company’s standard benefits and fringes and as well as automobile allowances, health insurance and other insurance benefits, health club access, and a housing allowance or access to apartments leased by the Company for the executives’ use.

Compensation

The following table sets forth certain information concerning total compensation received by our Chief Executive Officer and our other executive officers during the last year for services rendered to the Company in all capacities.

SUMMARY COMPENSATION TABLE
FOR THE YEAR ENDED DECEMBER 31, 2006

Name							Non-Equity	Non-Qualified
and							Incentive Plan	Deferred	All
Principal					Stock	Option	Compensation	Compensation	Other
Position	Year	Salary		Bonus	Awards	Awards	Earnings	Earnings	Compensation	Total
		( $ )		( $ )	( $ )	( $ )	( $ )	( $ )	( $ )	( $ )
( a )	( b )	( c )		( d )	( e )	( f )	( g )	( h )	( I )	( j )

Peter DeCrescenzo, President & CEO	2006	$250,000	(1)	-	-	-	-	-	-	-

Vincent DeCrescenzo, Executive Vice-President & CFO	2006	$150,000	(2)	-	-	-	-	-	-	-

Mark Siegel, Secretary	2006	$66,000	(3)	-	-	-	-	-	-	-

(1) $102,492 is accrued and unpaid at December 31, 2006

(2) $25,571 is accrued and unpaid at December 31, 2006

(3) $16,500 is accrued and unpaid at December 31, 2006

Compensation Discussion

Executive compensation is fixed by contract and has not been changed since the executive officers joined the company. No bonus has ever been paid. Annually, significant portions of their salaries have been converted to common stock. As can be seen from these charts, neither executive officer received their entire executive salary during 2006.

Directors Compensation

The members of the Board of Directors who are Company officers received no additional compensation for their attendance at meetings or other performance of their duties as directors. In 2003, the Company agreed to pay Mercury Group (formerly known as Cater Barnard) £2,000 per month for each director it appoints, then two, currently one. Mercury Group will compensate its directors for their services to the Company. As of May 28, 2003, Mercury Group exchanged its right to receive payment for its director’s services for 288,000 shares of common stock. Until May, 2005, Mr. Stecyk was covered by this provision. Mercury’s right to name a director has expired.

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

Pursuant to the Option Plan, each non-officer director received each year an option to purchase 100,000 shares of the common stock at the closing price on the date of the annual meeting. In addition, each committee chair and the chair of the designated option committee received an option to purchase 50,000 shares at the same price. No director or officer has received any options since May 2004. If the common stock consolidation proposed in Item 2 and these proposed amendments to the Plan presented in Item Five are adopted, the automatic grants will be adjusted to 25,000 consolidated shares for outside directors in 2006 and 10,000 thereafter and 12,500 consolidated shares for committee chairs in 2006 and 5,000 thereafter. These grants were automatically made at the annual meeting held in August 2006, but continued declined in the price of the Company’s shares has rendered them worthless.

All directors are reimbursed for their expenses associated with their performance.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Shareholders

Principal Holders of Common Stock.

The following table sets forth information, as of April 13, 2007, with respect to the beneficial ownership of the Company's Common Stock by each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company's outstanding Common Stock

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of the Class Beneficially Owned (1)
Peter DeCrescenzo	1,300,905(2)	24.09%
Twelfth Floor
257 Park Avenue South
New York, NY 10010
Vincent DeCrescenzo, Sr.	404,640(3)	7.49%
Twelfth Floor
257 Park Avenue South
New York, NY 10010
Pearl Street Holdings plc	1,246,691(4)	23.09%
Attn: Vince Nichols
Hilden Park House
79 Tunbridge Road
Hildenborough, Kent TN119BH
Cede & Co.	365,531(5)	6.77%
P O Box 20, Bowling Green Station
New York, NY 10004

(1)
All numbers include, as of the record date, 122,343 shares issuable upon conversion of the Class B and B-1 Preferred Stock, 995,000 shares issuable upon conversion of the Class E Preferred Stock, and 209,281 shares issuable upon exercise of warrants or options but do not reflect approximately 1,214 shares to which creditors are entitled under the Plan of Reorganization which have not been claimed. They are based upon information furnished to the Company by the security holders or obtained from the stock transfer books of the Company. Other than indicated in the notes, the Company has been informed that these persons have sole voting and investment power with respect to their shares. Certain options disclosed hereunder may not have been fully vested as of the date of this report.

(2)
This includes 839,387 shares of Common Stock now held by Mr. DeCrescenzo personally and by retirement trusts for him and his spouse, 41,518 shares of Common Stock issuable upon conversion of 103,795 shares Class B-1 Preferred, 240,000 shares of common stock issuable upon conversion of 24 shares of the Class E Preferred Stock, and 180,000 shares issuable upon the exercise of convertible notes, warrants, and employee stock options.

(3)
This includes 199,242 shares of Common Stock now held and 6,648 shares of Common Stock issuable upon conversion of 16,619 shares Class B-1 Preferred, 50,000 issuable upon conversion of 5 shares of the Class E Preferred Stock, and 148,750 shares issuable upon the exercise of convertible notes, warrants, and employee stock options.

(4)
This includes 1,199,227 shares held directly and 47,464 shares held by Silverhall Holdings Ltd. Both of these British companies are, management believes, under the control of Stephen Dean and Vincent Nichols.

(5)	Cede & Co, as the nominee of Depository Trust Company, is the record but not the beneficial owner of 365,531 shares of Common Stock.

Common Stock Ownership by Directors and Executive Officers

The following table sets forth information, as of April 13, 2007, with respect to the beneficial ownership of the Company's Common Stock by (a) the present executive officers and directors and nominees for Director of the Company and (b) the present directors and officers of the Company as a group. Peter DeCrescenzo and Vincent DeCrescenzo, Sr. are the Company’s only executive officers. Unless otherwise noted, the shares are owned directly or indirectly with sole voting and investment power.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of the Class Beneficially Owned (1)
Peter V. DeCrescenzo	1,300,905(2)	24.09%
Vincent DeCrescenzo, Sr.	404,640(3)	7.49%
Adrian Stecyk	84,102(4)	1.56%
Richard P. Kundrat	62,677(5)	1.16%
All directors and executive officers as a group (4 persons)	1,852,324	34.30%

(1)
All numbers include, as of the record date, 122,343 shares issuable upon conversion of the Class B and B-1 Preferred Stock, 995,000 shares issuable upon conversion of the Class E Preferred Stock, and 209,281 shares issuable upon exercise of warrants or options but do not reflect approximately 1,214 shares to which creditors are entitled under the Plan of Reorganization which have not been claimed. They are based upon information furnished to the Company by the security holders or obtained from the stock transfer books of the Company. Other than indicated in the notes, the Company has been informed that these persons have sole voting and investment power with respect to their shares. Certain options disclosed hereunder may not have been fully vested as of the date of this report.

(2)
This includes 839,387 shares of Common Stock now held by Mr. DeCrescenzo personally and by retirement trusts for him and his spouse, 41,518 shares of Common Stock issuable upon conversion of 103,795 shares Class B-1 Preferred, 240,000 shares of common stock issuable upon conversion of 24 shares of the Class E Preferred Stock, and 180,000 shares issuable upon the exercise of convertible notes, warrants, and employee stock options.

(3)
This includes 199,242 shares of Common Stock now held and 6,648 shares of Common Stock issuable upon conversion of 16,619 shares Class B-1 Preferred, 50,000 issuable upon conversion of 5 shares of the Class E Preferred Stock, and 148,750 shares issuable upon the exercise of convertible notes, warrants, and employee stock options.

(4)	Includes 30,602 shares of Common Stock and 53,500 shares issuable upon the exercise of convertible notes and stock options.

(5)	Includes 22,177 shares of Common Stock and 40,500 shares issuable upon the exercise of stock options.

Item 12. Certain Relationships and Related Transactions

In April 2005 Pearl Street Holdings plc, a publicly traded English company lent the Company $550,000 and acquired another $555,000 of the Company’s outstanding Convertible Notes. All these notes were converted in January 2007. Pearl now holds almost 1,200,000, shares of common stock. Pearl and the Company have agreed that, so long as Pearl held more that 25% of the fully diluted equity of the Company, the Company’s directors would nominate a person recommended by Pearl to its Board of Directors.

Pearl, and its principal officers, Stephen Dean and Vince Nicholls, may now be considered control persons of Dialog Group.

Class E Preferred Dividends

Each Class E preferred share pays a quarterly dividend of $400, which Dialog Group may elect to pay in Common Stock. During 2006, the Dialog Group issued shares of common stock in lieu of paying cash dividends for the last quarter of 2005 and all three quarters of 2006 for which dividends were due. A total of 124,632 shares of common stock were issued to Peter DeCrescenzo, and Vincent DeCrescenzo, Sr., and retirement trusts for their benefit.

Apartment Rental

During 2006, the Company rented one executive apartment for the entire year from Verdi Realty, a company controlled by the Vincent DeCrescenzo. During the fiscal year, the Company paid a total of $24,000 in rent for twelve months. This is believed by management to be below the current marked price for this unit.Since then, Mr. Peter DeCrescenzo has received a monthly living allowance to replace the apartment previously provided to him

During 2005, the Company rented one executive apartment for the entire year. During the fiscal year, the Company paid a total of $24,000 in rent for twelve months. This is believed by management to be below the current marked price for these units. Mr. Peter DeCrescenzo has received a monthly living allowance to replace the apartment previously provided to him.

Item 13. Exhibits

Exhibit Number	Description	Page
2.1	Third Amended Plan of Reorganization - Incorporated by reference from Report on Form 8-K filed on October 12, 2001	X

2.2
Amendment dated February 27, 2003 to an Agreement for Merger by and among IMX Pharmaceuticals, Inc., a Utah corporation (“IMX”) (for itself and for Dialog Group, Inc., its successor by merger), HCD Acquisition, Inc. ("HCD Acquisition"), a Delaware corporation, Healthcare Dialog, Inc., a Delaware corporation (“HCD”), and Peter V. DeCrescenzo, Vincent DeCrescenzo, Sr., and Cindy Lanzendoen, each an individual, (collectively, the “Shareholders”) and Cater Barnard, plc, an a corporation of England and Wales (“CB”) - Incorporated by reference from Report on Form 8-K filed on March 15, 2003
X

2.3
Agreement for Merger dated February 24, 2003 among Dialog Group, Inc., a Delaware corporation (“DGI”), IP2M Acquisition Corp. ("Acquisition"), a Delaware corporation, IP2M, Inc., a Delaware corporation (“IP2M”), and Robin Smith, William Donovan, Five Don, Ltd. (a/k/a 5 Don Ltd.), Cameron Bevis, and Art Sadin - Incorporated by reference from Report on Form 8-K filed on March 15, 2003
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

Item 14 Principal Accountants Fees and Services

Berenfeld, Spritzer, Shechter, and Sheer, of Coral Gables, Florida, have served as auditors during 2005 and 2006. The Board has now reappointed Berenfeld, Spritzer, Shechter, and Sheer to serve as its auditor for 2007. They are not expected to attend the Annual Meeting, and have not asked for an opportunity to address the shareholders.

The following table sets forth fees billed to the Company by the Company's independent auditors for the year ended December 31, 2006, and December 31, 2005 for (i) services rendered for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.  As indicated below, only audit services were provided by the accountants; the Board pre-approved one hundred (100%) percent of the audit services rendered by the Company’s independent auditors. Any additional services to be rendered would first be submitted to the committee for its approval.

Principal Accountant Fees and Services

For the fiscal year ended	December 31, 2006	December 31, 2005
Audit Fees	$20,000	$64,374
Audit - Related Fees	0	0
Tax Fees	0	0
Total Fees	$20,000	$64,374

PART F/S - Financial Statements

DIALOG GROUP INC. FINANCIAL STATEMENTS

DIALOG GROUP, INC.
BALANCE SHEET
DECEMBER 31, 2006

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$640,215
Accounts receivable, net	162,434
Prepaid expenses and other current assets	38,564
Total current assets	841,213

OTHER ASSETS:
Notes receivable, net	111,297
Total other assets	111,297

TOTAL ASSETS	$952,510

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable	$584,108
Accrued expenses	566,525
Payroll taxes payable	637,495
Pearl Street Holdings convertible note	1,105,000
Convertible note - related parties	444,045
Due to related parties	148,595
Total current liabilities	3,485,768

STOCKHOLDERS' DEFICIENCY:
Preferred stock, $.001 par value; 1,500,000 Authorized
Class B, 305,858 Shares Issued and Outstanding
Class E, 200 Shares Authorized,
99.5 Shares issued and Outstanding	306
Common stock, $.001 par value, 200,000,000 Shares Authorized;
2,309,413 Shares Issued and Outstanding	2,310
Additional paid-in-capital	8,298,646
Accumulated deficit	(10,834,520)
Total stockholders' deficiency	(2,533,258)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$952,510

Reference should be made to the notes to financial statements.

DIALOG GROUP, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005

	2006	2005

REVENUES	$-	$-

COST OF REVENUES	-	-

GROSS PROFIT	-	-

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,450,564	1,677,750

LOSS FROM OPERATIONS	(1,450,564)	(1,677,750)

OTHER INCOME (EXPENSES):

Interest expense	(284,766)	(179,390)
Other expense	-	(1,409)
Interest income	18,648	-

Total Other Income (Expenses)	(266,118)	(180,799)

LOSS FROM CONTINUING OPERATIONS	(1,716,682)	(1,858,549)

INACTIVE AND DISCONTINUED OPERATIONS
Income (Loss) from inactive operations	-	(290)
Income (loss) from operations of discontinued operations	1,167,598	(659,933)
Gain on disposal of discontinued operations	2,094,831	736,815
Total income from inactive and discontinued operations	3,262,429	76,592

NET INCOME (LOSS)	$1,545,747	$(1,781,957)

EARNINGS/( LOSS) PER SHARE, BASIC AND DILUTED ON NET INCOME/(LOSS) FROM CONTINUING OPERATIONS	$(0.92)	$(1.35)

EARNINGS/(LOSS) PER SHARE ON DISCONTINUED OPERATIONS, BASIC AND DILUTED	1.64	0.05

NET EARNINGS/( LOSS) PER SHARE, BASIC AND DILUTED	$0.72	$(1.30)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	1,992,841	1,497,827

Reference should be made to the notes to financial statements.

DIALOG GROUP, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2006

	CLASS B PREFERRED		CLASS E PREFERRED		CLASS F REFERRED				ADDITIONAL		OTHER
	STOCK (B)		STOCK (E)		STOCK (F)		COMMON STOCK		PAID-IN	ACCUMULATED	COMPREHENSIVE
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	INCOME(LOSS)	TOTAL

Balance at January 1, 2005	312,372	313	99.5	0			1,166,541	1,166	7,499,639	(10,302,247)		(2,801,129)

Prepaid compensation per this year							3,500	4	3,496			3,500
Outside services for new equities							48,410	48	32,788			32,836
Warrants from value convertible note issue									455			455
Stock options issued for services									1,200			1,200
Prepaid employee compensation							216,000	216	107,784			108,000
Conversion of accrued payroll to common stock							52,524	53	52,471			52,524
Conversion of accounts payable to common stock							27,500	28	13,722			13,750
Cancellation of warrants									(3,663)			(3,663)
Conversion of accrued payroll to common stock							161,465	161	103,457			103,618
Acquisition of AdValiant					400	0						0
Acquisition of AdValiant								84,171	824,880	(22,547)	0	886,504
Conversion of preferred stock to common stock	(6,514)	(7)					2,606	3	4			0
Conversion of note payable to common stock							19,840	20	30,138			30,158
Additional compensation for guarantee of debt							11,750	12	9,238			9,250
Cash sales of common stock							130,000	130	129,870			130,000
Class E dividends declared and 3 qtrs payment							93,155	93	119,307	(119,400)		0
Disposition of AdValiant					(400)	0		(84,171)	(824,880)	0	0	(909,051)
Net Income/(Loss)										(1,781,957)		(1,781,957)

Balance at December 31, 2005	305,858	306	99.5	0	0	0	1,933,291	1,934	8,099,906	(12,226,151)	0	(4,124,005)

Stock consolidation												0

Class E dividend payments							335,156	335	153,781	(154,116)		0

Stock issued for service							40,965	41	44,959			45,000

Net income (loss)										1,545,747		1,545,747

Balance at December 31, 2006	305,858	$306	99.5	$-	0	$-	2,309,412	$2,310	$8,298,646	$(10,834,520)	$-	$(2,533,258)

Reference should be made to the notes to financial statements.

DIALOG GROUP, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Cash Flows from Operating Activities:

Loss from continuing operations	$(1,716,682)	($1,880,678)
Income from discontinued operations	3,262,429	99,011
Loss from Inactive Operations	-	(290)
Net income (loss)	1,545,747	(1,781,957)

Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Depreciation and amortization	175,018	410,368
Bad debt expense	3,159	183,343
Common stock, warrants and stock options issued for services	45,000	129,031
Changes in operating assets and liabilities
(Increase) decrease
Accounts receivable	660,041	(347,697)
Prepaid and other current assets	109,788	(80,238)
Other current receivables		20,258
Increase (decrease)
Accounts payable and accrued expenses	(1,157,515)	637,714
Cash overdraft	(223,762)	223,762
Current liabilities - Due to related parties	148,595	(113,011)
Deferred revenues	(343,293)	(465,197)
Net cash provided by (used in) operating activities	962,778	(1,183,624)

Cash Flows from Investing Activities :
Purchase of property and equipment	-	(6,130)
Purchase of database	-	(172,774)
Proceeds from sale of fixed assets	336,027	-
Settlement/(Issuance) of note receivable	(133)	(163,460)
Website development	-	(17,000)
Net cash provided by (used in) investing activities	335,894	(359,364)

Cash Flows from Financing Activities:
Proceeds from Issuance of Convertible Debt	-	595,000
Proceeds from Issuance of Convertible Debt to Related Parties	200,000	126,000
Short Term Borrowing, net	(858,457)	360,246
Issuance of stock for settlement of debt	-	200,052
Proceeds from sale of common stock	-	130,000
Net cash provided by (used in) financing activities	(658,457)	1,411,298
Increase (decrease) in cash and cash equivalents	640,215	(131,690)

Cash and cash equivalents, beginning of year	-	131,690

Cash and cash equivalents, end of year	$640,215	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid during the year	$284,766	$274,654
Income taxes paid during the year	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Conversion of Accrued Expenses into Common Stock	$-	$156,143
Conversion of Accounts Payable to Common Stock	$-	$13,750
Conversion of notes payable to common stock	$-	$30,158
Class E Dividends Payable Converted to common stock	$154,116	$119,400

Reference should be made to the notes to financial statements.

DIALOG GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

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

On September 18, 2006, the Company's 1 for 100 common stock consolidation took effect. As a result, $191,414 was transferred from common stock to additional paid in capital.

BUSINESS ACTIVITY

Dialog Group, Inc. (DLGG) is headquartered at 257 Park Avenue South, Suite 1201, New York, New York 10010.

On January 4, 2007 the Company completed the sale of substantially all of Registrant’s operating assets to Dialog Marketing Services, Inc., a subsidiary of Redi Direct, Inc., a privately held information services company. The sale, which was effective as of December 31, 2006, was for a cash purchase price of $1,900,000. The Company retained its financial assets, including its receivables, and was relieved of the liability for its office leases. Prior to the execution of the agreement, there was no material relationship between either party and the other or the other’s affiliates. Immediately after the closing of this sale, the Company sold two of its subsidiaries, Data Dialog, Inc. and Healthcare Dialog, Inc. to unrelated parties. As a result of these sales, Dialog Group has ceased operations.

DIALOG GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

ACCOUNTS RECEIVABLE

The Company conducted business and extended credit based on the evaluation of its customers' financial condition, generally without requiring collateral. Exposure to losses on receivables varied by customer due to the financial condition of each customer. The Company monitors credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. Recoveries of accounts previously written off are recognized as income in the periods in which the recoveries are made. At December 31, 2006, the allowance for doubtful accounts is $147,799. This amount is based upon Management's estimation of the accounts receivable collectiblity.

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

The Company maintains cash balances at a few banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. From time to time, the Company had cash in financial institutions in excess of federally insured limits. At December 31, 2006 the Company had $583,410 of escrowed cash in excess of the Federal Deposit Insurance Corporation insured limit.

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

DIALOG GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

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

STOCK-BASED COMPENSATION

In December 2004 the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB 25. SFAS No. 123R eliminates the use of the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that amended the compliance date to adopt SFAS 123R, effective January 1, 2006. SFAS No. 123R permits companies to adopt its requirements using either a "modified prospective" method or a "modified retrospective" method. Under the "modified prospective" method compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and, based on the requirements of SFAS No. 123R, for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the "modified retrospective" method the requirements are the same as under the "modified prospective" method, except that entities also are allowed to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123. The Company has chosen to use the "modified prospective" method.

COMPENSATED ABSENCES

The Company only accrues for compensated absences of employees with employment agreements with the Company that require the Company to provide for this benefit. Accordingly, the liability for such absences has been recorded in the accompanying consolidated financial statements.

REPORTING PERIOD

The accompanying condensed consolidated financial statements for the twelve months ended December 31, 2005 depict the results of operations and cash flows of Dialog Group, Healthcare Dialog, Data Dialog and Mail Mogul for the twelve months ended December 31, 2005 and the six months period June 30, 2005 (date of the acquisition) through December 31, 2005 (date of the sale) and December 31, 2005 for AdValiant, Inc. and AdValiant USA, inc. respectively. The results of operations for Healthcare Dialog, Data Dialog and Mail Mogul for the twelve months ended December 31, 2005 and the six months period June 30, 2005 (date of the acquisition) through December 31, 2005 (date of the sale) and December 31, 2005 for AdValiant, Inc. and AdValiant USA, inc. respectively have been reported as income (loss) from discontinued operations.

DIALOG GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

BASIS OF PRESENTATION

The financial statements include the accounts of the Company, Dialog Group, Inc., and its formerly wholly-owned subsidiaries; Healthcare Dialog, Inc., Mail Mogul, Inc., Data Dialog, Inc. and AdValiant USA, Inc. All significant inter-company balances and transactions have been eliminated.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior year financial statements in order for them to be in conformity with the current year presentation.

NOTE -2 DISCONTINUED OPERATIONS

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

As consideration for the sale of Mail Mogul, the Company released approximately $296,623 of the Company's and its subsidiaries' debt to Mail Mogul. The Company paid approximately $3,000 of expenses in connection with the sale. The Company recognized a gain on the sale of Mail Mogul of approximately $208,402.

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

Revenue and net income for discontinued operation is as follows:

	Year ended	Year ended
	December 31, 2006	December 31, 2005

Total revenues	$113,645	$1,494,375

Pre-tax income (loss) from discontinued operations	208,402	(379)

Income tax benefit	0	0

Income (Loss) from discontinued operations, net of income taxes	$208,402	$(379)

Sale of Dialog Group Operating Assets

On January 4, 2007 the Company completed the sale of substantially all of Registrant’s operating assets to Dialog Marketing Services, Inc., a subsidiary of Redi Direct, Inc., a privately held information services company at a gain of $1,814,748. The sale, which was effective as of December 31, 2006, was for a cash purchase price of $1,900,000. The Company retained its financial assets, including its receivables, and was relieved of the liability for its office leases. Prior to the execution of the agreement, there was no material relationship between either party and the other or the other’s affiliates. Immediately after the closing of this sale, the Company sold two of its subsidiaries, Data Dialog, Inc. and Healthcare Dialog, Inc. to unrelated parties at a gain of $280,083.

DIALOG GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

Revenue and net income for discontinued operation is as follows:

	Year ended	Year ended
	December 31, 2006	December 31, 2005

Total revenues	$2,773,582	$2,902,618

Pre-tax income (loss) from discontinued operations	735,484	(192,454)

Income tax benefit	0	0

Income (Loss) from discontinued operations, net of income taxes	$735,484	$(192,454)

Sale of AdValiant USA, Inc.

On September 29, 2006 the Company sold the entire capital stock of its AdValiant USA, Inc. subsidiary to an unrelated third party. The AdValiant USA business consisted of online marketing channels - affiliate performance marketing, contextual ad network, lead generation, web publishing and marketing solutions. In consideration of the release of approximately $374,643 of the Company's and its subsidiaries' debt to AdValiant USA, the Company delivered the stock to the buyer. The Company recognized a gain of approximately $223,712 on the sale of AdValiant, USA in 2006.

Revenue and net income for discontinued operation is as follows:

	Year ended	Year ended
	December 31, 2006	December 31, 2005

Total revenues	$12,980	$2,325,710

Pre-tax income (loss) from discontinued operations	223,712	207,820

Income tax benefit	0	0

Income (Loss) from discontinued operations, net of income taxes	$223,712	$207,820

Sale of AdValiant, Inc.

On December 30, 2005 the Company sold AdValiant Inc. back to its original owners. The original transaction provided that the owners of AdValiant, Inc. would have the right to received up to approximately 3,366,856 shares of Dialog Group common stock if certain goals were met. AdValiant shares which were exchangeable for 2,525,141 of the shares of Dialog Group common stock remained in escrow until earned. The remaining AdValiant shares exchangeable for 841,714 shares of Dialog Group common stock were issued to Empire Media, a company controlled by a 50% owner of AdValiant, Inc. and two other individuals who each held 25% of ownership in AdValiant, Inc.

DIALOG GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

The gain on the sale of AdValiant amounted to $736,815 and the loss from the discontinued operations amounted to $699,699. As a result of the resale, all AdValiant Exchangeable Shares and the right to exchange them for Dialog Group common stock were cancelled, the class F Voting Preferred Stock was returned to Dialog Group for cancellation, AdValiant Inc. agreed to pay certain liabilities of AdValiant USA, Inc. and the newly restored owners of AdValiant agreed to pay Dialog Group $242,000 with interest during the next eighteen months.

NOTE 3 - GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been presented assuming the continuity of the Company as a going concern. However, the Company has incurred substantial losses resulting in an accumulated deficit of $10,834,520 as of December 31, 2006. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.

On January 4, 2007 the Company completed the sale of substantially all of it’s operating assets to Dialog Marketing Services, Inc., a subsidiary of Redi Direct, Inc., a privately held information services company. Immediately after the closing of this sale, the Company sold two of its subsidiaries, Data Dialog, Inc. and Healthcare Dialog, Inc. to unrelated parties. As a result of these sales, Dialog Group has ceased operations.

The Company will be required to rely on management's skill, experience and judgment, both in regard to selectivity, and in any final decision to pursue another business venture, as well as the form of business combination, should an agreement be reached at some point to acquire or combine.

There would be no particular type of business or industry that the Company would be concentrating on at this time.  The management would look at any potential acquisition that would best serve the interests and maximize shareholder value in the future.  The Company would not confine its search for any particular business or business venture to any geographical area.

Members of the Company's management, through their various business contacts, would search for potential business partners whom they feel are deemed to be likely targets for a business combination with the Company.

Material factors that management would consider before acquiring a business or entering into a business venture would be the strength of the management team of the new business and its corporate governance procedures and policies.  The potential transaction would be evaluated with the intent of maximizing shareholder value in the future.  Any acquisition would likely be financed by the issuance of the Company's stock to the owners of the acquired entity.

Presently, the Company cannot ascertain the eventual success of management's plans with any degree of certainty. The accompanying financial statements do not include any adjustments that might result from the eventual outcome of the risks and uncertainty described above.

NOTE 4- ACCRUED LIABILITES

As of December 31, 2006, accrued liabilities consisted of the following:

Accrued professional fees and other expenses	$48,732
Accrued payroll and payroll taxes	340,885
Accrued interest	114,908
Accrued settlements and contingencies	62,000

$566,525

DIALOG GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

NOTE 5 - EQUITY

On September 18, 2006, the Company's 1 for 100 common stock consolidation took effect. As a result, $191,414 was transferred from common stock to additional paid in capital. All 2005 common stock and per share disclosures have been restated to reflect this consolidation.

CLASS E PREFERRED STOCK DIVIDENDS

The dividends accrue at the rate of $400 per share per quarter. Pursuant to the provisions of the Class E Preferred Stock Declaration, shares of common stock, based on the average closing price for the shares during the last 20 trading days before the dividends were due, can be paid in lieu of cash. During 2006, 335,156 shares were issued to settle $154,116 of dividends.

CLASS F PREFERRED STOCK

As part of the AdValiant acquisition, a new class of Voting Preferred, Class F, was created to provide appropriate voting power to the holders of the AdValiant Exchangeable shares. When AdValiant was sold back to its original owners, all Class F shares were surrendered for cancellation and were cancelled. The class itself was abolished during 2006.

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

STOCK WARRANTS

In connection with the issuance of the Class E Preferred Shares, each purchaser received a warrant to purchase 25,000 shares of common stock for a price of $.16 per share. Warrants to purchase a total of 2,487,500 shares have been issued to the Class E shareholders. The warrants are exercisable until September 30, 2008. At the time of the issuance of the Class E Preferred Shares, Sept. 30, 2003, common shares were trading between $.10 and $.12 per share. No value was assigned to the warrants in that there was no intrinsic value at the date of issuance.

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

DIALOG GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

NOTE 6 - STOCK OPTIONS

A total of 100,000 and 100,000 stock options were granted to employees, non-employee directors, officers, or consultants during the years ended December 31, 2006 and 2005, respectively,. No options vested in the twelve months ending December 31, 2006 and 2005, while 0 and 648,235 options were forfeited by former employees during 2006 and 2005, respectively.

At December 31, 2004, the Company had one stock based compensation plan, which is described below. The Company accounts for the fair value of its grants under this plan in accordance with FASB 123 and FASB 148. The compensation cost that has been charged against income for this plan is $1,200 for 2005.

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

A summary of the status of the Company's stock option plans as of December 31, 2006 and 2005 and changes during the years ending on those dates is presented below:

Stock options activity for 2006 and 2005 at December 31st is as follows:

	Shares	Price
Options outstanding, January 1, 2005	3,462,540	$0.121
Options Granted	100,000	$0.012
Options Forfeited	0	0.00
Options Expired	(648,235)	$0.001
Options Exercised	0	0.00
Options Outstanding, December 31, 2005	2,914,035	$0.001
Options Granted	0	0.00
Options Forfeited	0	0.00
Options Expired	0	0.00
Options Exercised	0	0.00
Options Outstanding, December 31, 2006	2,914,035	$0.001

Stock options outstanding and exercisable at December 31, 2006 are as follows

		Options Outstanding
		Weighted Average	Weighted Average
Range of Exercise Price	Shares Outstanding	Exercise Price	Remaining Life
$3.00 to $4.00	19,800	$3.120	7.00
$0.17 to $0.25	1,194,195	$0.174	8.00
$.036 to $0.05	1,700,040	$0.037	10.00
	2,914,035	$0.154	8.34

DIALOG GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

NOTE 7- COMMITMENTS AND CONTINGENCIES

Rent expense amounted to $173,551and $347,827 for the years ended December 31, 2006 and 2005, respectively. The Company no longer has any lease commitments beyond one year.

NOTE 8- INCOME TAXES

As of December 31, 2006, the Company had federal and state net operating losses of approximately $10,700,000 that are subject to annual limitations through 2025.

The temporary differences that give rise to deferred tax asset and liability at December 31, 2006 and 2005 are as follows:

	2006	2005
Net operating losses	$3,638,000	$4,306,000
Less valuation allowance	(3,638,000)	(4,306,000)

Net deferred tax asset	$0	$0

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

The effective tax rate for the periods ended December 31, 2006 and 2005 are as follows:

U.S. statutory tax rate	35%
State and local taxes	4
Less valuation reserve	(39)
Effective tax rate	0

DIALOG GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

NOTE 9 - RELATED PARTY TRANSACTIONS

CONVERTIBLE NOTES DUE TO RELATED PARTIES

All of these convertible notes bear interest at the rate of five (5%) percent per annum and mature on February 1, 2007. The holders of the notes can convert them into Company common stock at a price of $0.01 per share. After the Company's shares close over $0.04 per share for twenty trading days, the Company can compel the holders to convert their notes and all accrued interest into shares of common stock at the conversion price. In January 2007 the Company converted $1,349,045 of this debt and $114,987 of unpaid interest into 1,464,033 shares of common stock. The largest bloc, about 1,200,000 shares, went to Pearl Street Holdings, as they held $1,105,000 of the debt. About 225,000 shares went to directors or retirement funds for the benefit of a director.

Pearl Street Holdings has convertible notes which consist of $510,000 and $595,000.	$1,105,000

Convertible Notes issued to employees for unpaid wages	218,045
Convertible Notes issued to an officer and director	200,000
Convertible Note issued to a company controlled by a director	26,000
444,045
Total long term debt	$1,549,045

DUE TO RELATED PARTIES

An officer and director provided approximately $63,102 at 8% per annum and due on demand. In addition, the Company accepted a non-binding interest free binder for a possible purchase of the company should the Dialog Marketing Services sale not transpire from the same officer of $85,493 which was repaid from the proceeds of the asset sale transaction.

RENT TO RELATED PARTIES

The Company leases an apartment from January 1, 2005 through December 31, 2007 from a company controlled by the President and Chief Executive Officer along with the Chief Operating Officer and Chief Financial Officer of its shareholders and executives. Rent expense paid to these related parties amounted to $24,000 and $24,000 for twelve months ended December 31, 2006 and 2005, respectively. In addition, the President and Chief Executive Officer received a $24,000 living allowance in 2006.

NOTE 10 -LITIGATION

In 2003 Acxiom Corporation commenced an action against Dialog Group and its then ThinkDirectMarketing subsidiary in the Circuit Court of Faulkner County, Arkansas. The action was for a breach of written contracts, including a promissory note and a Data License Agreement. Acxiom sought $400,000 on the note and $295,415 for unpaid data usage, and $1,250,000 for unused minimum usage requirements for 2003 and 2004. In January 2006 the Company settled with Acxiom for Ninety Thousand ($90,000.00) Dollars to be paid over forty-two months. As of the date of this filing, the company is behind in payments on the unpaid balance of $85,000. This amount has accrued and is included in accrued expenses.

In April 2004 USA Direct obtained a default judgment for $39,025 against Dialog Group in the Common Pleas Court of the State of Pennsylvania, York County. The Company has agreed to settle the claim for $20,000. As of this filing the balance remaining was $15,000. This amount has accrued and is included in accrued expenses.

Except as specified above, there are no material presently pending legal proceedings to which Dialog Group is a party, or to which any of its properties or assets are subject.

NOTE 11-SUBSEQUENT EVENTS

In January 2007 the Company converted $1,349,045 of debt and $114,987 of unpaid interest into 1,464,033 shares of common stock. The largest bloc, about 1,200,000 shares, went to Pearl Street Holdings, as they held over $1,100,000 of the debt. About 225,000 shares went to directors or retirement funds for the benefit of a director.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIALOG GROUP, INC.
Date: May 4, 2007

	By:	/s/ Peter V. DeCrescenzo
Peter V. DeCrescenzo, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed bellow by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter V. DeCrescenzo Peter V. DeCrescenzo	Chief Executive Officer	May 4, 2007

/s/ Vincent DeCrescenzo Vincent DeCrescenzo	Chief Financial and Accounting Officer	May 4, 2007

INDEX TO EXHIBITS

Exhibit Number	Page Number	Description
21.1	46	Subsidiaries of the registrant

31(i)	47	302 Certification of Chief Executive Officer

31(ii)	49	302 Certification of Chief Financial Officer

32(i)	51	906 Certification of Chief Executive Officer

32(ii)	51	906 Certification of Chief Financial Officer