Form 10QSB
period 2007-03-31
DIALOG GROUP INC
filed 2007-05-16
CIK 1051059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

(Mark One)

☒  Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the
quarterly period ended March 31, 2007.

☐  Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the
transition period from _______________ to _______________.

Commission File No. 000-30294

DIALOG GROUP, INC.
(Name of Small Business Issuer in its Charter)

Delaware.	87-0394290
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

Twelfth Floor, 257 Park Avenue South, New York, NY	10010
(Address of Principal Executive Offices)	(Zip Code)

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
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

At May 1, 2007 there were 3,773,697 shares of common stock, par value $.001 per share outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No  ☒

DIALOG GROUP, INC. AND SUBSIDIARIES

INDEX

Page Number
Part I - Financial Information

Item 1 Financial Statements

Condensed Balance Sheets as of March 31, 2007 (unaudited)	F-1

Condensed Statements of Operations for the Three Months Ended March 31, 2007 (unaudited) and March 31, 2006 (unaudited)	F-2

Condensed Statements of Cash Flows for the Three Months Ended March 31, 2007 (unaudited) and March 31, 2006 (unaudited)	F-3

Notes to Condensed Financial Statements (unaudited)	F-4 to F-10

Item 2. Management’s Discussion and Analysis or Plan of Operation	3 - 5

Item 3. Controls and Procedures

Part II - Other Information

Item 1 Legal Proceedings	6

Item 2 Recent Unregistered Sales of Equity Securities and Use of Proceeds	6

Item 6. Exhibits	7

DIALOG GROUP, INC.
BALANCE SHEET
MARCH 31, 2007

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$15,158
Prepaid expenses and other current assets	78,964
Total current assets	94,122

OTHER ASSETS:
Notes receivable, net	50,000
Total other assets	50,000

TOTAL ASSETS	$144,122

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable	$451,390
Accrued expenses	459,143
Payroll taxes payable	208,549
Convertible note - related parties	200,000
Due to related parties	63,102
Total current liabilities	1,382,184

STOCKHOLDERS' DEFICIENCY:
Preferred stock, $.001 par value; 1,500,000 Authorized
Class B, 305,858 Shares Issued and Outstanding
Class E, 200 Shares Authorized,
99.5 Shares issued and Outstanding	306
Common stock, $.001 par value, 200,000,000 Shares Authorized;
3,773,445 Shares Issued and Outstanding	3,774
Additional paid-in-capital	9,761,214
Accumulated deficit	(11,003,356)
Total stockholders' deficiency	(1,238,062)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$144,122

Reference should be made to the notes to financial statements.

DIALOG GROUP, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 and 2006

	2007	2006

REVENUES	$-	$-

COST OF REVENUES	-	-

GROSS PROFIT	-	-

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	89,456	349,153

LOSS FROM OPERATIONS	(89,456)	(349,153)

OTHER INCOME (EXPENSES):

Interest expense	(6,774)	(54,261)
Interest income	4,894	5,073

Total Other Income (Expenses)	(1,880)	(49,188)

LOSS FROM CONTINUING OPERATIONS	(91,336)	(398,341)

INACTIVE AND DISCONTINUED OPERATIONS
Income from operations of discontinued operations	-	351,744
Loss on disposal of discontinued operations	(77,500)	-
Total income from inactive and discontinued operations	(77,500)	351,744

NET LOSS	$(168,836)	$(46,597)

LOSS PER SHARE, BASIC AND DILUTED ON NET LOSS FROM CONTINUING OPERATIONS	$(0.03)	$(0.20)

EARNINGS/(LOSS) PER SHARE ON DISCONTINUED OPERATIONS, BASIC AND DILUTED	(0.02)	$0.18

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.05)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	3,625,398	1,984,827

Reference should be made to the notes to financial statements.

DIALOG GROUP, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	2007	2006
Cash Flows from Operating Activities:

Loss from continuing operations	$(91,336)	($398,341)
Income from discontinued operations	(77,500)	351,744
Net loss	(168,836)	(46,597)

Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	-	99,813
Bad debt expense	23,630
Changes in operating assets and liabilities
(Increase) decrease
Accounts receivable	138,804	381,631
Prepaid and other current assets	-	(9,894)
Increase (decrease)
Accounts payable and accrued expenses	(554,059)	(533,721)
Cash overdraft	-	(69,306)
Current liabilities - Due to related parties	(85,493)	(51,276)
Deferred revenues	-	(32,778)
Net cash used in operating activities	(645,954)	(262,128)

Cash Flows from Investing Activities :
Purchase of property and equipment	-	2,207
Settlement/(Issuance) of note receivable	20,897	-
Net cash provided by investing activities	20,897	2,207

Cash Flows from Financing Activities:
Short Term Borrowing, net	-	259,921
Net cash provided by financing activities	-	259,921

Decrease in cash and cash equivalents	(625,057)	-

Cash and cash equivalents, beginning of period	640,215	-

Cash and cash equivalents, end of period	$15,158	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid during the period	$6,000	$73,473

Reference should be made to the notes to financial statements.

Dialog Group, Inc.
Notes to Condensed Financial Statements
March 31, 2007

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

ORGANIZATION AND CAPITALIZATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Revenue and net income for discontinued operation is as follows:

	Three Months ended	Three Months ended
	March 31, 2007	March 31, 2006

Total revenues	$-	$113,645

Pre-tax income (loss) from discontinued operations	-	208,402

Income tax benefit	-	0

Income from discontinued operations, net of income taxes	$-	$208,402

Sale of Dialog Group Operating Assets

On January 4, 2007 the Company completed the sale of substantially all of Registrant’s operating assets to Dialog Marketing Services, Inc., a subsidiary of Redi Direct, Inc., a privately held information services company at a gain of $1,814,748. The sale, which was effective as of December 31, 2006, was for a cash purchase price of $1,900,000. The Company retained its financial assets, including its receivables, and was relieved of the liability for its office leases. Prior to the execution of the agreement, there was no material relationship between either party and the other or the other’s affiliates. Immediately after the closing of this sale, the Company sold two of its subsidiaries, Data Dialog, Inc. and Healthcare Dialog, Inc. to unrelated parties. Post closing activity resulted in a loss of $77,500 for the three months ended March 31, 2007.

Revenue and net income for discontinued operation is as follows:

	Three Months ended	Three Months ended
	March 31, 2007	March 31, 2006

Total revenues	$-	$963,246

Pre-tax income (loss) from discontinued operations	-	143,342

Income tax benefit	-	0

Income (Loss) from discontinued operations, net of income taxes	$-	$143,342

NOTE 3 - GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been presented assuming the continuity of the Company as a going concern. However, the Company has incurred substantial losses resulting in an accumulated deficit of $11,003,356 as of March 31, 2007. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.

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

NOTE 4- ACCRUED LIABILITES

As of March 31, 2007, accrued liabilities consisted of the following:

Accrued professional fees and other expenses	$47,258
Accrued payroll and payroll taxes	349,885
Accrued settlements and contingencies	62,000

$459,143

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

A summary of the status of the Company's stock option plans as of March 31, 2007 and changes during the three months ended March 31, 2007 is presented below:

	Shares	Price
Options outstanding, January 1, 2006	2,914,035	$0.001
Options Granted	0	$0.00
Options Forfeited	0	0.00
Options Expired	0	$0.00
Options Exercised	0	0.00
Options Outstanding, December 31, 2006	2,914,035	$0.001
Options Granted	0	0.00
Options Forfeited	0	0.00
Options Expired	0	0.00
Options Exercised	0	0.00
Options Outstanding, March 31, 2007	2,914,035	$0.001

Stock options outstanding and exercisable at March 31, 2007 are as follows

		Options Outstanding
		Weighted Average	Weighted Average
Range of Exercise Price	Shares Outstanding	Exercise Price	Remaining Life
$3.00 to $4.00	19,800	$3.120	7.00
$0.17 to $0.25	1,194,195	$0.174	8.00
$.036 to $0.05	1,700,040	$0.037	10.00
	2,914,035	$0.154	8.34

NOTE 7- INCOME TAXES

As of March 31, 2007, the Company had federal and state net operating losses of approximately $11,000,000 that are subject to annual limitations through 2025.

The temporary differences that give rise to deferred tax asset and liability at March 31, 2007 and 2006 are as follows:

2007
Net operating losses	$3,850,000
Less valuation allowance	(3,850,000)

Net deferred tax asset	$0

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

The effective tax rate for the periods ended March 31, 2007 are as follows:

U.S. statutory tax rate	35%
State and local taxes	4
Less valuation reserve	(39)
Effective tax rate	0

NOTE 8 - RELATED PARTY TRANSACTIONS

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

DUE TO RELATED PARTIES

An officer and director provided approximately $63,102 at 8% per annum which amount is due on demand.

NOTE 9 -LITIGATION

In 2003 Acxiom Corporation commenced an action against Dialog Group and its then ThinkDirectMarketing subsidiary in the Circuit Court of Faulkner County, Arkansas. The action was for a breach of written contracts, including a promissory note and a Data License Agreement. Acxiom sought $400,000 on the note and $295,415 for unpaid data usage, and $1,250,000 for unused minimum usage requirements for 2003 and 2004. In January 2006 the Company settled with Acxiom for Ninety Thousand ($90,000.00) Dollars to be paid over forty-two months. As of the date of this filing, the company is behind in payments on the unpaid balance of $85,000. This amount has been accrued and is included in accrued expenses.

In April 2004 USA Direct obtained a default judgment for $39,025 against Dialog Group in the Common Pleas Court of the State of Pennsylvania, York County. The Company has agreed to settle the claim for $20,000. As of this filing the balance remaining was $15,000. This amount has been accrued and is included in accrued expenses.

Except as specified above, there are no material presently pending legal proceedings to which Dialog Group is a party, or to which any of its properties or assets are subject.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

General

As a result of the sale of its assets and subsidiaries, Dialog Group has ceased operations.

During the first quarter of 2007, Dialog Group searched for a new line of business to acquire. Administrative costs were deeply cut compared to the same quarter last year.

Sale of Assets and Subsidiaries

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

Results of Operations for the Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Operating expenses for the three months ended March 31, 2007 were $89,456 compared with $349,153 for the three months ended March 31, 2006. This represents a decrease of $259,697 from 2006.

Because there is no continuing income, the losses from operations were equal to the expenses.

Net other income/expense was an expense of $1,880 for the three months ended March 31, 2007 of which $6,774 is attributed to interest payments, compared with net other expense of $49,188 for the three months ended March 31, 2006, an increase of $47,308. Last year’s included interest expense of $54,261.

The net loss for the three months ended March 31, 2007 was $168,836, compared with a net loss of $46,597 in the three months ended March 31, 2006, representing an decrease of $122,239. This decrease can be attributed to the gain from discontinued operations of $77,500 compared to a gain from discontinued operations of $351,744 for 2006, a decrease of $429,244.

Liquidity & Capital Resources

DGI had a working capital deficit of approximately ($1,288,062) on March 31, 2007. The deficit is the result of accounts payable, accrued expenses and short-term borrowings due to the sale of it’s two previously owned subsidiaries in excess of available current assets.

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

Off-Balance Sheet Transactions

At no time during the first quarter of 2007 did the Company have any relationships with unconsolidated entities or financial partnerships, including as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Internal Control Issues

The Company’s Chief Executive Officer, Chief Financial Officer, and the outside accounting consultant have evaluated the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act) means controls and other procedures of a company that are designed to ensure that this information is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation of its disclosure controls and procedures, the Company's chief executive officer, chief financial officer, and the accounting consultant have concluded that, as of March 31, 2007 and as of the date of filing, the controls, and procedures were designed to be and were effective at a reasonable assurance level and will continue to operate as designed.

The Company maintains certain internal controls over financial reporting that are appropriate, consistent with cost-benefit considerations, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The retention of the accounting consultant, which occurred during the fiscal quarter ended June 30, 2006, has materially affected, and is reasonably likely to continue to affect, the Company’s internal control over financial reporting in a positive manner. There were no changes affecting the Company’s internal controls occurred during the first quarter of 2007.

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

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds

On January 5, 2007 the Company converted all of its Convertible Notes due February 1, 2007 into common stock. A total principal of $1,349,045 and accrued interest of $114,987 was converted into 1,464,033 shares of common stock pursuant to the provisions of the Convertible Notes. This transaction was exempt from registration under Section 3(a) (9) of the Securities Act of 1933 because the Notes were exchanged by their holders for Dialog Group common stock exclusively and no commission or other remuneration is paid or given directly or indirectly for soliciting the exchange.

Peter DeCrescenzo, the Company’s CEO, and Vincent DeCrescenzo, Sr., its CFO, received 162,760 and 32,552 shares of common stock, respectively.

As a result of this transaction, Pearl Street Holdings plc, now holds almost 1,200,000, shares of common stock. Pearl and the Company have agreed that, so long as Pearl held more that 25% of the fully diluted equity of the Company, the Company’s directors would nominate a person recommended by Pearl to its Board of Directors. Therefore, Pearl, and its principal officers, Stephen Dean and Vince Nicholls, may now be considered control persons of Dialog Group.

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
X

3(i).1	Amended and Restated Articles of Incorporation - Incorporated by reference from Interim Report on Form 8-K filed on March 14, 2003	X

3(i).2	Certificate of Designation of Class C-1 Preferred Stock - Incorporated by reference from the initial filing of registration statement file number 333-106490	X

3(i).3	Certificate of Designation of Class C-2 Preferred Stock - Incorporated by reference from the initial filing of registration statement file number 333-106490	X

3(i).4	Certificate of Designation of Class C-3 Preferred Stock - Incorporated by reference from the initial filing of registration statement file number 333-106490	X

3(i).5	Certificate of Cancellation of Class C and Class D Preferred Stock - Incorporated by reference from the initial filing of registration statement file number 333-106490	X

3(i).6	Certificate of Amendment for Increased Shares - Incorporated by reference from the initial filing of registration statement file number 333-106490	X

3(i).7	Certificate of Designation of Class E Preferred Stock Incorporated by reference from Amendment No.1 to Annual Report on Form 10-KSB filed on October 3, 2006.	X

3(i).8	Certificate of Elimination of Classes C-1, C-1, and C-3 Preferred Stock Incorporated by reference from Amendment No.1 to Annual Report on Form 10-KSB filed on October 3, 2006.	X

3(i).9	Certificate of Amendment for Increased Shares Incorporated by reference from Amendment No.1 to Annual Report on Form 10-KSB filed on October 3, 2006.	X

3(ii).1	By-laws - Incorporated by reference from Interim Report on Form 8-K filed on March 14, 2003	X

4.1	Instruments defining the rights of security holders - Incorporated by reference from Exhibit 3(i).1 through Exhibit 3(i).10.	X

4.2	Convertible Debenture - Incorporated by reference from the Current Report on Form 8-K filed March 27, 2007.	X

4.3	Warrant - Incorporated by reference from the Current Report on Form 8-K filed March 27, 2007.	X

10	Material contracts

10.1	Employment Agreement for Peter V. DeCrescenzo Incorporated by reference from the Annual Report on Form 10-KSB filed on April 14, 2003	X

10.2	Employment Agreement for Vincent DeCrescenzo Incorporated by reference from the Annual Report on Form 10-KSB filed on April 14, 2003	X

10.3	Employment Agreement for Cindy Lanzendoen Incorporated by reference from the Annual Report on Form 10-KSB filed on April 14, 2003	X

10.5	2002 Stock Option Plan, as amended- Incorporated by reference from the initial filing of registration statement file number 333-106490	X

10.6	Amendment to Employment Agreement for Peter V. DeCrescenzo. Incorporated by reference from Amendment No.1 to Annual Report on Form 10-KSB filed on October 3, 2006.	X

10.7	Amendment to Employment Agreement for Vincent DeCrescenzo, Sr. Incorporated by reference from Amendment No.1 to Annual Report on Form 10-KSB filed on October 3, 2006.	X

10.8	Guarantee Agreement with Peter DeCrescenzo Incorporated by reference from Amendment No.1 to Annual Report on Form 10-KSB filed on October 3, 2006.	X

10.9	Guarantee Agreement with Vincent DeCrescenzo Incorporated by reference from Amendment No.1 to Annual Report on Form 10-KSB filed on October 3, 2006.	X

21.1	Subsidiaries of the registrant	X

31(i)	302 Certification of Chief Executive Officer	47

31(ii)	302 Certification of Chief Financial Officer	49

32(i)	906 Certification of Chief Executive Officer	51

32(ii)	906 Certification of Chief Financial Officer	51

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIALOG GROUP, INC.

Date: May 15, 2007	By:	/s/ Peter V. DeCrescenzo
Peter V. DeCrescenzo, President and Chief Executive Officer

Signature	Title	Date
/s/ Peter V. DeCrescenzo Peter V. DeCrescenzo	Chief Executive Officer	May 15, 2007
/s/ Vincent DeCrescenzo Vincent DeCrescenzo	Chief Financial and Accounting Officer	May 15, 2007

INDEX TO EXHIBITS

Exhibit	Page
Number	Number	Description

31(i)	__	302 Certification of Chief Executive Officer
31(ii)	__	302 Certification of Chief Financial Officer
32(i)	__	906 Certification of Chief Executive Officer
32(ii)	__	906 Certification of Chief Financial Officer