Form 10QSB
period 2007-06-30
DIALOG GROUP INC
filed 2007-08-10
CIK 1051059

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

|X| Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007.

|_| Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ______________________ to
_________.

                         Commission File No. 000-30294

                               DIALOG GROUP, INC.
                               ------------------
                 (Name of Small Business Issuer in its Charter)


Delaware                                                              87-0394290
--------------------------------                          ----------------------
(State or Other Jurisdiction of                                 (I.R.S. Employer
Incorporation or Organization)                            Identification Number)

Twelfth Floor, 257 Park Avenue South, New York, NY                         10010
--------------------------------------------------                    ----------
(Address of Principal Executive Offices)                              (Zip Code)

212.254.1917
------------
(Issuer's Telephone Number)

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

      At August 6, 2007 there were 3,773,697 shares of common stock, par value $.001 per share outstanding.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                               DIALOG GROUP, INC.

                                      INDEX
 Page
Number
                         Part I - Financial Information

            Item 1             Consolidated Financial Statements

F-1         Condensed Balance Sheet as of June 30, 2007 (unaudited)

F-2 to F-3  Condensed Statements of Operations for the Six and Three Months
            Ended June 30, 2007 (unaudited) and June 30, 2006 (unaudited)

F-4 Condensed Statements of Cash Flows for the Six Months Ended June 30, 2007 (unaudited) and June 30, 2006 (unaudited)

F-5 to F-11 Notes to Condensed Financial Statements

3 - 00      Item 2.     Management's   Discussion  and  Analysis  or  Plan  of
            Operation

00          Item 3. Controls and Procedures

                           Part II - Other Information

00          Item 1      Legal Proceedings

00          Item 2      Recent  Unregistered  Sales of Equity  Securities  and
                        Use of Proceeds

00          Item 6.     Exhibits

                               DIALOG GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                  JUNE 30, 2007
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:
      Prepaid expenses and other current assets                   $     13,066
                                                                  ------------
            Total current assets                                        13,066
                                                                  ------------


TOTAL ASSETS                                                      $     13,066
                                                                  ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

  Bank overdraft                                                  $      3,440
  Accounts payable                                                     413,331
  Accrued expenses                                                     692,238
  Payroll taxes payable                                                218,403
  Convertible note - related parties                                   200,000
  Due to related parties                                                63,102
                                                                  ------------
     Total current liabilities                                       1,590,514
                                                                  ------------



STOCKHOLDERS' DEFICIENCY:

  Preferred stock, $.001 par value; 1,500,000 authorized
       Class B, 305,858 shares issued and outstanding
       Class E, 200 shares authorized,
         99.5  shares issued and outstanding                               306

  Common stock, $.001 par value, 75,000,000 shares authorized;
      3,773,697 shares issued and outstanding                            3,774
  Additional paid-in-capital                                         9,761,214
  Accumulated deficit                                              (11,342,742)
                                                                  ------------
Total stockholders' deficiency                                      (1,577,448)
                                                                  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                    $     13,066
                                                                  ============


    The accompanying notes are an integral part of these financial statements

                               DIALOG GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2007 and 2006
                                   (UNAUDITED)


                                                             2007          2006
                                                      -----------   -----------

REVENUES                                              $        --   $        --

COST OF REVENUES                                               --            --
                                                      -----------   -----------

GROSS PROFIT                                                   --            --

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES              358,440       641,502
                                                      -----------   -----------


LOSS FROM OPERATIONS                                     (358,440)     (641,502)
                                                      -----------   -----------

OTHER INCOME (EXPENSE):

    Interest expense                                      (14,582)     (128,373)
    Loss on sale of note receivable                       (13,931)           --
    Interest income                                         4,894         9,938
                                                      -----------   -----------

       Total other expense                                (23,619)     (118,435)
                                                      -----------   -----------

LOSS FROM CONTINUING OPERATIONS                          (382,059)     (759,937)
                                                      -----------   -----------

INACTIVE AND DISCONTINUED OPERATIONS
    Income from operations of discontinued
    operations                                                 --       255,670
    Loss on disposal of discontinued operations          (126,163)           --
                                                      -----------   -----------
       Total net (loss) income from inactive and
       discontinued operations                           (126,163)      255,670
                                                      -----------   -----------

NET LOSS                                              $  (508,222)  $  (504,267)
                                                      ===========   ===========


LOSS PER SHARE, BASIC AND DILUTED ON NET LOSS
FROM CONTINUING OPERATIONS                            $     (0.10)  $     (0.39)
                                                      ===========   ===========

(LOSS) EARNINGS PER SHARE ON DISCONTINUED
  OPERATIONS, BASIC AND DILUTED                       $     (0.03)  $      0.13
                                                      ===========   ===========

NET LOSS PER SHARE, BASIC AND DILUTED                 $     (0.13)  $     (0.26)
                                                      ===========   ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING, BASIC AND DILUTED                          3,700,244     1,965,818
                                                      ===========   ===========


    The accompanying notes are an integral part of these financial statements

                               DIALOG GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2007 and 2006
                                   (UNAUDITED)


                                                             2007          2006
                                                      -----------   -----------


REVENUES                                              $        --   $        --

COST OF REVENUES                                               --            --
                                                      -----------   -----------

GROSS PROFIT                                                   --            --

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES              268,984       292,349
                                                      -----------   -----------


LOSS FROM OPERATIONS                                     (268,984)     (292,349)
                                                      -----------   -----------

OTHER INCOME (EXPENSE):

    Interest expense                                       (7,808)      (74,112)
    Loss on sale of note receivable                       (13,931)           --
    Interest income                                            --         4,865
                                                      -----------   -----------

       Total other expense                                (21,739)      (69,247)
                                                      -----------   -----------

LOSS FROM CONTINUING OPERATIONS                          (290,723)     (361,596)
                                                      -----------   -----------

INACTIVE AND DISCONTINUED OPERATIONS
    Loss from operations of discontinued operations            --       (96,074)
    Loss on disposal of discontinued operations           (48,663)           --
                                                      -----------   -----------
       Net loss from inactive and discontinued
       operations                                         (48,663)      (96,074)
                                                      -----------   -----------

NET LOSS                                              $  (339,386)  $  (457,670)
                                                      ===========   ===========


LOSS PER SHARE, BASIC AND DILUTED ON NET LOSS
FROM CONTINUING OPERATIONS                            $     (0.08)  $     (0.18)
                                                      ===========   ===========

NET LOSS PER SHARE ON DISCONTINUED
  OPERATIONS, BASIC AND DILUTED                       $     (0.01)  $     (0.05)
                                                      ===========   ===========

NET LOSS PER SHARE, BASIC AND DILUTED                 $     (0.09)  $     (0.23)
                                                      ===========   ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING, BASIC AND DILUTED                          3,773,446     1,984,828
                                                      ===========   ===========


    The accompanying notes are an integral part of these financial statements

                               DIALOG GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (UNAUDITED)

                                                               2007        2006
                                                          ---------   ---------
Cash Flows from Operating Activities:

    Net loss                                              $(508,222)  $(504,267)

     Adjustments to reconcile net loss to net cash used
     in operating activities:
           Depreciation and amortization                         --     167,900
           Bad debt expense                                  22,132     (44,958)
     Changes in operating assets and liabilities
           Accounts receivable                              140,302     513,366
           Prepaid expenses and other current assets         11,795      36,311
           Accounts payable and accrued expenses           (349,169)   (104,065)
           Bank overdraft                                     3,440     (37,451)
           Current liabilities - due to related parties     (85,493)     23,102
           Other current liabilities                             --     (18,012)
           Deferred revenues                                     --     (99,466)
                                                          ---------   ---------
             Net cash used in operating activities         (765,215)    (67,540)
                                                          ---------   ---------

Cash Flows from Investing Activities :
           Settlement of note receivable                    125,000          --
                                                          ---------   ---------
           Net cash provided by investing activities        125,000          --
                                                          ---------   ---------

Cash Flows from Financing Activities:
           Short term borrowing, net                             --    (212,238)
           Proceeds from issuance of convertible debt to
           employees                                             --     279,778
                                                          ---------   ---------
             Net cash provided by financing activities           --      67,540
                                                          ---------   ---------


Decrease in cash and cash equivalents                      (640,215)         --

Cash and cash equivalents, beginning of period              640,215          --
                                                          ---------   ---------

Cash and cash equivalents, end of period                  $      --   $      --
                                                          =========   =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid during the period                           $  12,000   $ 146,946
                                                          =========   =========
Income taxes paid during the period                       $      --   $      --
                                                          =========   =========



    The accompanying notes are an integral part of these financial statements

                               Dialog Group, Inc.
              Notes to Consolidated Condensed Financial Statements
                                  June 30, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


SIGNIFICANT ACCOUNTING POLICIES:
    In preparing our unaudited consolidated condensed financial statements and accounting for the underlying transactions and balances reflected therein, we have applied the significant accounting policies described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. During the six months ended June 30, 2007, we updated our significant accounting policies as follows:

    Income Taxes
    Effective January 1, 2007, we adopted Financial Accounting Standard Board ("FASB") Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes," or "FIN 48," which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," or "SFAS No. 109." We utilize a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

ORGANIZATION AND CAPITALIZATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The financial statements include the accounts of the Company, Dialog Group, Inc., and its formerly wholly-owned subsidiaries; Healthcare Dialog, Inc., Mail Mogul, Inc., Data Dialog, Inc. and AdValiant USA, Inc. All significant inter-company balances and transactions have been eliminated. The former subsidiaries were sold in December 2006 and have been reported as discontinued operations in the comparative three and six month statements of operations for 2007 and 2006.

Certain reclassifications have been made to the prior year financial statements in order for them to be in conformity with the current year presentation.


BUSINESS ACTIVITY

Dialog Group, Inc. (DLGG) is headquartered at 257 Park Avenue South, Suite 1201, New York, New York 10010.

On January 4, 2007 the Company completed the sale of substantially all of it's operating assets to Dialog Marketing Services, Inc., a subsidiary of Redi Direct, Inc., a privately held information services company. The sale, which was effective as of December 31, 2006, was for a cash purchase price of $1,900,000. The Company retained its financial assets, including its receivables, and was relieved of the liability for its office leases. Prior to the execution of the agreement, there was no material relationship between either party and the other or the other's affiliates. Immediately after the closing of this sale, the Company sold two of its subsidiaries, Data Dialog, Inc. and Healthcare Dialog, Inc. to unrelated parties. As a result of these sales, Dialog Group has ceased operations.

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

As consideration for the sale of Mail Mogul, the Company released approximately $296,623 of the Company's and its subsidiaries' debt to Mail Mogul. The Company paid approximately $3,000 of expenses in connection with the sale. The Company recognized a gain on the sale of Mail Mogul of approximately $210,894.

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

Revenue and net income for discontinued operation is as follows:

                                                              Six Months   Six Months
                                                                 ended       ended
                                                               June 30,     June 30,
                                                                 2007         2006
----------------------------------------------------------------------------------------
Total revenues                                                $         -  $   113,644

Pre-tax income from discontinued operations                             -      210,894

Income tax benefit                                                      -            0
----------------------------------------------------------------------------------------

Income from discontinued operations, net of income taxes      $         -  $   210,894


Sale of Dialog Group Operating Assets

On January 4, 2007 the Company completed the sale of substantially all of its operating assets to Dialog Marketing Services, Inc., a subsidiary of Redi Direct, Inc., a privately held information services company at a gain of $1,814,748. The sale, which was effective as of December 31, 2006, was for a cash purchase price of $1,900,000. The Company retained its financial assets, including its receivables, and was relieved of the liability for its office leases. Prior to the execution of the agreement, there was no material relationship between either party and the other or the other's affiliates. Immediately after the closing of this sale, the Company sold two of its subsidiaries, Data Dialog, Inc. and Healthcare Dialog, Inc. to unrelated parties. Post closing activity resulted in a loss of $126,163 for the six months ended June 30, 2007.

Revenue and net income for discontinued operation is as follows:

                                                               Six Months   Six Months
                                                                 ended        ended
                                                                June 30,    June 30,
                                                                  2007        2006
----------------------------------------------------------------------------------------
Total revenues                                                 $         -  $1,902,353

Pre-tax income from discontinued operations                              -      44,776

Income tax benefit                                                       -           0
----------------------------------------------------------------------------------------

Income from discontinued operations, net of income taxes       $         -  $   44,776



NOTE 3 - GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been presented assuming the continuity of the Company as a going concern. However, the Company has incurred substantial losses resulting in an accumulated deficit of $11,342,742 as of June 30, 2007. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.

On January 4, 2007 the Company completed the sale of substantially all of its operating assets to Dialog Marketing Services, Inc., a subsidiary of Redi Direct, Inc., a privately held information services company. Immediately after the closing of this sale, the Company sold two of its subsidiaries, Data Dialog, Inc. and Healthcare Dialog, Inc. to unrelated parties. As a result of these sales, Dialog Group has ceased operations.

The Company is actively seeking reverse acquisition or merger partners. Material factors that management would consider before acquiring a business or entering into a business venture would be the strength of the management team of the new business and its corporate governance procedures and policies. The potential transaction would be evaluated with the intent of maximizing shareholder value in the future. Any acquisition would likely be financed by the issuance of the Company's stock to the owners of the acquired entity.

Presently, the Company cannot ascertain the eventual success of management's plans with any degree of certainty. The accompanying financial statements do not include any adjustments that might result from the eventual outcome of the risks and uncertainty described above.


NOTE 4 - EQUITY

On September 18, 2006, the Company's 1 for 100 common stock consolidation took effect. As a result, $191,414 was transferred from common stock to additional paid in capital.

In January 2007 the Company converted $1,349,045 of debt and $114,987 of unpaid interest into 1,464,033 shares of common stock. A total of 1,200,000 shares, went to Pearl Street Holdings, as they held $1,105,000 of the debt. A total of 225,000 shares went to directors or retirement funds for the benefit of a director.

CLASS E PREFERRED STOCK DIVIDENDS

The dividends accrued at the rate of $400 per share per quarter. Pursuant to the provisions of the Class E Preferred Stock Declaration, shares of common stock, based on the average closing price for the shares during the last 20 trading days before the dividends were due, can be paid in lieu of cash. At the March Board meeting the Class E holders relinquished their dividends effective December 31, 2006.

CLASS F PREFERRED STOCK

As part of the AdValiant acquisition, a new class of Voting Preferred, Class F, was created to provide appropriate voting power to the holders of the AdValiant Exchangeable shares. When AdValiant was sold back to its original owners, all Class F shares were surrendered for cancellation and were cancelled. The class itself was abolished during 2006.

PREFERRED STOCK

Each share of the Company's Class B and Class B-1 Preferred Stock can be converted into .40 shares of Common Stock and each share of the Class E Common Stock can be converted into 10,000 shares of Common Stock. Each Class B or B-1 share casts .40 votes for the election of directors and one vote on all other matters. Each Class E share casts one vote for each share of Common Stock into which it could be converted. The preferred stock does not contain unconditional obligations requiring the Company to redeem the instruments by transferring assets at a specified or determinable date or upon an event to occur.

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

NOTE 5 - STOCK OPTIONS

A total of 100,000 and 100,000 stock options were granted to employees, non-employee directors, officers, or consultants during the years ended December 31, 2006 and 2005, respectively. No options vested in the twelve months ending December 31, 2006 and 2005, while 0 and 648,235 options were forfeited by former employees during 2006 and 2005, respectively.

At December 31, 2004, the Company had one stock based compensation plan, which is described below. The Company accounts for the fair value of its grants under this plan in accordance with FASB 123R. The compensation cost that has been charged against income for this plan is $0 for the three months ended June 30, 2007 and 2006.

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

A summary of the status of the Company's stock option plans as of June 30, 2007 and changes during the six months ended June 30, 2007 is presented below:


                                                           Shares       Price
-------------------------------------------------------------------------------
Options outstanding, January 1, 2007                      2,914,035  $    0.001
Options Granted                                                   0  $     0.00
Options Forfeited                                                 0        0.00
Options Expired                                                   0  $     0.00
Options Exercised                                                 0        0.00
Options Outstanding, June 30, 2007                        2,914,035  $    0.001

Stock options outstanding and exercisable at June 30, 2007 are as follows

                                                          Options Outstanding
-------------------------------------------------------------------------------
                                                          Weighted    Weighted
                                                           Average    Average
                                             Shares       Exercise   Remaining
Range of Exercise Price                     Outstanding     Price      Life
--------------------------------------------------------------------------------
$3.00 to $4.00                                   19,800  $    3.120       7.00
$0.17 to $0.25                                1,194,195  $    0.174       8.00
$.036 to $0.05                                1,700,040  $    0.037      10.00
                                              2,914,035  $    0.154       8.34


NOTE 6- INCOME TAXES

As of June 30, 2007, the Company had federal and state net operating losses of approximately $11,300,000 that are subject to annual limitations through 2025.

The temporary differences that give rise to deferred tax asset and liability at June 30, 2007 and 2006 are as follows:

                                                             2007
-------------------------------------------------------------------------------
Net operating losses                                     $4,407,000
Less valuation allowance                                  (4,407,00)

Net deferred tax asset                                   $        0

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

The effective tax rate for the periods ended June 30, 2007 are as follows:

U.S. statutory tax rate                                                    35%
State and local taxes                                                       4
Less valuation reserve                                                    (39)
                                                                    ---------
Effective tax rate                                                          0
                                                                    =========


We adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement 109, "Accounting for Income Taxes", and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2007.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.


NOTE 7 - RELATED PARTY TRANSACTIONS

CONVERTIBLE NOTES DUE TO RELATED PARTIES

All of these convertible notes bear interest at the rate of five (5%) percent per annum and mature on February 1, 2008. The holders of the notes can convert them into Company common stock at a price of $0.01 per share. After the Company's shares close over $0.04 per share for twenty trading days, the Company can compel the holders to convert their notes and all accrued interest into shares of common stock at the conversion price. In January 2007 the Company converted $1,349,045 of this debt and $114,987 of unpaid interest into 1,464,033 shares of common stock. The largest bloc, about 1,200,000 shares, went to Pearl Street Holdings, as they held $1,105,000 of the debt. About 225,000 shares went to directors or retirement funds for the benefit of a director.


DUE TO RELATED PARTIES

An officer and director provided approximately $63,102 at 8% per annum which amount is due on demand.

NOTE 8 -LITIGATION

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


NOTE 9 -RECENT ACCOUNTING PRONOUNCEMENTS

    In May 2007, the FASB issued FASB Staff Position ("FSP") FIN 48-1, or "FSP FIN 48-1," which clarifies when a tax position is considered settled under FIN
48. The FSP explains that a tax position can be effectively settled on the completion of an examination by a taxing authority without legally being extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if (1) the tax position is not considered more likely than not to be sustained solely on the basis of its technical merits and (2) the statute of limitations remain open. FSP FIN 48-1 should be applied upon the initial adoption of FIN 48. The impact of our adoption of FIN 48 (as of January 1, 2007) is in accordance with this FSP and the implementation has not resulted in any changes to our consolidated financial statements.

Item 2. Management's Discussion and Analysis or Plan of Operation.

General

      As a result of the sale of its assets and subsidiaries, Dialog Group has ceased operations.

      During the six months ended June 30, 2007, Dialog Group searched for a new line of business to acquire. Administrative costs were deeply cut compared to the same quarter last year.

      Sale of Assets and Subsidiaries

      On January 4, 2007, the Registrant completed the sale of substantially all of Registrant's operating assets to Dialog Marketing Services, Inc., a subsidiary of Redi Direct, Inc., a privately held information services company. The sale, which was effective as of December 31, 2006, was for a cash purchase price of $1,900,000. Registrant retained its financial assets, including its receivables, and was relieved of the liability for its office leases. Prior to the execution of the agreement, there was no material relationship between either party and the other or the other's affiliates. As a result of this transaction, all of the Company's operations are now classified as discontinued operations. The Management Discussion below only covers the operations of the central management office.

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

Results of Operations for the Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

      Operating expenses for the six months ended June 30, 2007 were $358,440 compared with $641,502 for the six months ended June 30, 2006. This represents a decrease of $283,062 from 2006. The decrease is due to the elimination of all operations, including the physical office expenses, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006.

      Because there is no continuing income, the losses from operations were equal to the expenses.

      Net other income/expense was an expense of $23,619 for the six months ended June 30, 2007 of which $14,582 is attributed to interest payments, compared with net other expense of $118,435 for the six months ended June 30, 2006, an increase of $94,816. The six months ended June 30, 2006 included interest expense of $128,373.

      The net loss for the six months ended June 30, 2007 was $508,222, compared with a net loss of $504,267 for the six months ended June 30, 2006, representing an increase of $3,955. The loss from discontinued operations of $126,163 for the six months ended June 30, 2007 is compared to a gain from discontinued operations of $255,670 for 2006, a decrease of $381,833.

Results of Operations for the Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

      Operating expenses for the three months ended June 30, 2007 were $268,984 compared with $292,349 for the three months ended June 30, 2006. This represents a decrease of $23,365 from 2006. The decrease is due to the elimination of all operations, including the physical office expenses, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006.

      Because there is no continuing income, the losses from operations were equal to the expenses.

      Net other income/expense was an expense of $21,739 for the three months ended June 30, 2007 of which $7,808 is attributed to interest payments, compared with net other expense of $69,247 for the three months ended June 30, 2006, an increase of $47,508. The three months ended June 30, 2006 included interest expense of $74,112.

      The net loss for the three months ended June 30, 2007 was $339,386, compared with a net loss of $457,670 in the three months ended June 30, 2006, representing an increase of $118,284. The loss from discontinued operations of $48,663 for the three months ended June 30, 2007 is compared to a loss from discontinued operations of $96,074 for the three month ended June 30, 2006, an increase of $47,411.


      Liquidity & Capital Resources

      DGI had a working capital deficit of approximately $1,577,448 on June 30, 2007. The deficit is the result of accounts payable, accrued expenses and short-term borrowings due to the sale of its two previously owned subsidiaries in excess of available current assets.

      Going Concern Concerns

      On January 4, 2007 the Company completed the sale of substantially all of Registrant's operating assets to Dialog Marketing Services, Inc., a subsidiary of Redi Direct, Inc., a privately held information services company. The sale, which was effective as of December 31, 2006, was for a cash purchase price of $1,900,000. The Company retained its financial assets, including its receivables, and was relieved of the liability for its office leases. Prior to the execution of the agreement, there was no material relationship between either party and the other or the other's affiliates. Immediately after the closing of this sale, the Company sold two of its subsidiaries, Data Dialog, Inc. and Healthcare Dialog, Inc. to unrelated parties. As a result of these sales, Dialog Group has ceased operations.

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

      Off-Balance Sheet Transactions

      At no time during the six months ended June 30, 2007 did the Company have any relationships with unconsolidated entities or financial partnerships, including as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

      Internal Control Issues

      The Company's Chief Executive Officer, Chief Financial Officer, and the outside accounting consultant have evaluated the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act) means controls and other procedures of a company that are designed to ensure that this information is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation of its disclosure controls and procedures, the Company's chief executive officer, chief financial officer, and the accounting consultant have concluded that, as of June 30, 2007 and as of the date of filing, the controls, and procedures were designed to be and were effective at a reasonable assurance level and will continue to operate as designed.

      The Company maintains certain internal controls over financial reporting that are appropriate, consistent with cost-benefit considerations, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The retention of the accounting consultant, which occurred during the fiscal quarter ended June 30, 2006, has materially affected, and is reasonably likely to continue to affect, the Company's internal control over financial reporting in a positive manner. There were no changes affecting the Company's internal controls occurred during the six months ended June 30, 2007.

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

      Except as specified above, there are no material pending legal proceedings to which Dialog Group is a party, or to which any of its properties or assets are subject.

Items 2, 3, 4 and 5 are omitted, as there is no information to report there under.

Item 6.           Exhibits

Exhibits



  Exhibit
   Number   Description                                                   Page
    2.1     Third Amended Plan of  Reorganization  " Incorporated  by       X
            reference  from  Report on Form 8-K filed on October  12,
            2001
    2.2     Amendment  dated  February 27, 2003 to an  Agreement  for       X
            Merger  by and among IMX  Pharmaceuticals,  Inc.,  a Utah
            corporation  ("IMX")  (for  itself and for Dialog  Group,
            Inc.,  its successor by merger),  HCD  Acquisition,  Inc.
            ("HCD Acquisition"),  a Delaware corporation,  Healthcare
            Dialog,  Inc., a Delaware  corporation ("HCD"), and Peter
            V.  DeCrescenzo,  Vincent  DeCrescenzo,  Sr.,  and  Cindy
            Lanzendoen,  each  an  individual,   (collectively,   the
            "Shareholders") and Cater Barnard,  plc, an a corporation
            of England and Wales ("CB") "  Incorporated  by reference
            from Report on Form 8-K filed on March 15, 2003
    2.3     Agreement  for  Merger  dated  February  24,  2003  among       X
            Dialog Group, Inc., a Delaware corporation ("DGI"),  IP2M
            Acquisition    Corp.    ("Acquisition"),    a    Delaware
            corporation,   IP2M,   Inc.,   a   Delaware   corporation
            ("IP2M"),  and Robin Smith,  William  Donovan,  Five Don,
            Ltd. (a/k/a 5 Don Ltd.),  Cameron Bevis,  and Art Sadin -
            Incorporated  by reference  from Report on Form 8-K filed
            on March 15, 2003
   3(i).1   Amended  and  Restated   Articles  of   Incorporation   "       X
            Incorporated  by reference  from  Interim  Report on Form
            8-K filed on March 14, 2003
   3(i).2   Certificate of  Designation of Class C-1 Preferred  Stock       X
            "  Incorporated  by reference  from the initial filing of
            registration statement file number 333-106490
   3(i).3   Certificate of  Designation of Class C-2 Preferred  Stock       X
            "  Incorporated  by reference  from the initial filing of
            registration statement file number 333-106490
   3(i).4   Certificate of  Designation of Class C-3 Preferred  Stock       X
            "  Incorporated  by reference  from the initial filing of
            registration statement file number 333-106490
   3(i).5   Certificate  of  Cancellation  of  Class  C and  Class  D       X
            Preferred  Stock "  Incorporated  by  reference  from the
            initial  filing of  registration  statement  file  number
            333-106490
   3(i).6   Certificate   of  Amendment   for   Increased   Shares  "       X
            Incorporated  by  reference  from the  initial  filing of
            registration statement file number 333-106490
   3(i).7   Certificate  of  Designation  of Class E Preferred  Stock       X
            Incorporated  by reference  from Amendment No.1 to Annual
            Report on Form 10-KSB filed on October 3, 2006.
   3(i).8   Certificate  of  Elimination of Classes C-1, C-1, and C-3       X
            Preferred Stock  Incorporated by reference from Amendment
            No.1 to Annual  Report on Form 10-KSB filed on October 3,
            2006.

   3(i).9   Certificate    of   Amendment   for   Increased    Shares       X
            Incorporated  by reference  from Amendment No.1 to Annual
            Report on Form 10-KSB filed on October 3, 2006.
  3(ii).1   By-laws "  Incorporated  by reference from Interim Report       X
            on Form 8-K filed on March 14, 2003
    4.1     Instruments  defining  the rights of  security  holders "       X
            Incorporated  by reference  from Exhibit  3(i).1  through
            Exhibit 3(i).10.
    4.2     Convertible  Debenture "  Incorporated  by reference from       X
            the Current Report on Form 8-K filed March 27, 2007.
    4.3     Warrant "  Incorporated  by  reference  from the  Current       X
            Report on Form 8-K filed March 27, 2007.
     10     Material contracts
    10.1    Employment    Agreement   for   Peter   V.    DeCrescenzo       X
            Incorporated  by reference from the Annual Report on Form
            10-KSB filed on April 14, 2003
    10.2    Employment     Agreement    for    Vincent    DeCrescenzo       X
            Incorporated  by reference from the Annual Report on Form
            10-KSB filed on April 14, 2003
    10.3    Employment  Agreement for Cindy  Lanzendoen  Incorporated       X
            by reference  from the Annual Report on Form 10-KSB filed
            on April 14, 2003
    10.5     2002 Stock  Option  Plan,  as amended"  Incorporated  by       X
             reference  from  the  initial  filing  of   registration
             statement file number 333-106490
    10.6    Amendment   to   Employment   Agreement   for   Peter  V.       X
            DeCrescenzo.  Incorporated  by reference  from  Amendment
            No.1 to Annual  Report on Form 10-KSB filed on October 3,
            2006.
    10.7    Amendment   to    Employment    Agreement   for   Vincent       X
            DeCrescenzo,   Sr.   Incorporated   by   reference   from
            Amendment  No.1 to Annual  Report on Form 10-KSB filed on
            October 3, 2006.
    10.8    Guarantee  Agreement with Peter DeCrescenzo  Incorporated       X
            by  reference  from  Amendment  No.1 to Annual  Report on
            Form 10-KSB filed on October 3, 2006.
    10.9    Guarantee     Agreement    with    Vincent    DeCrescenzo       X
            Incorporated  by reference  from Amendment No.1 to Annual
            Report on Form 10-KSB filed on October 3, 2006.
    21.1    Subsidiaries of the registrant                                  X
    31(i)   302 Certification of Chief Executive Officer                   11
   31(ii)   302 .Certification of Chief Financial Officer                  12
    32(i)   906 Certification of Chief Executive Officer                   13
   32(ii)   906 Certification of Chief Financial Officer                   14

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    DIALOG GROUP, INC.

Date: August __, 2007

                                    By:         /s/ Peter V. DeCrescenzo
                                        --------------------------------------
                                    Peter V. DeCrescenzo,  President and
                                    Chief Executive Officer




Signature                                      Title                 Date

/s/ Peter V. DeCrescenzo              Chief Executive Officer   August __, 2007
------------------------
Peter V. DeCrescenzo

/s/  Vincent DeCrescenzo                  Chief Financial       August __, 2007
------------------------------        and Accounting Officer
Vincent DeCrescenzo

                                INDEX TO EXHIBITS

  Exhibit   Page
  Number    Number                   Description

     31(i)     11       302 Certification of Chief Executive Officer
     31(ii)    12       302 Certification of Chief Financial Officer
     32(i)     13       906 Certification of Chief Executive Officer
     32(ii)    14       906 Certification of Chief Financial Officer