Form 10QSB
period 2007-09-30
DIALOG GROUP INC
filed 2007-11-14
CIK 1051059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

(Mark One)

☒    Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007.

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

At November 9, 2007 there were 3,773,697 shares of common stock, par value $.001 per share outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

DIALOG GROUP, INC.

INDEX

Page
Number
Part I - Financial Information

	Item 1	Condensed Consolidated Financial Statements

3	Balance Sheet as of September 30, 2007 (unaudited)

4-5	Statements of Operations for the Nine and Three Months Ended September 30, 2007 and2006 (unaudited)

6	Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006 (unaudited)

7-13	Notes to the Financial Statements

14	Item 2.	Management’s Discussion and Analysis or Plan of Operation

	Item 3.	Controls and Procedures

Part II - Other Information

17	Item 1	Legal Proceedings

17	Item 2	Recent Unregistered Sales of Equity Securities and Use of Proceeds

18	Item 6.	Exhibits

DIALOG GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2007
(UNAUDITED)

ASSETS

CURRENT ASSETS:
Prepaid expenses and other current assets	$10,548

TOTAL ASSETS	$10,548

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Bank overdraft	$3,555
Accounts payable	427,677
Accrued expenses	815,039
Payroll taxes payable	218,403
Convertible note - related parties	200,000
Due to related parties	63,102
Total current liabilities	1,727,776

STOCKHOLDERS' DEFICIENCY:
Preferred stock, $.001 par value; 1,500,000 authorized
Class B, 305,858 shares issued and outstanding
Class E, 200 shares authorized,
99.5 shares issued and outstanding	306
Common stock, $.001 par value, 75,000,000 shares authorized;
3,773,697 shares issued and outstanding	3,774
Additional paid-in-capital	9,761,214
Accumulated deficit	(11,482,522)
Total stockholders' deficiency	(1,717,228)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$10,548

See accompanying notes to the unaudited condensed consolidated financial statements

DIALOG GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 and 2006
(UNAUDITED)

	2007	2006

REVENUES	$-	$-

COST OF REVENUES	-	-

GROSS PROFIT	-	-

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	489,999	988,644

LOSS FROM OPERATIONS	(489,999)	(988,644)

OTHER INCOME (EXPENSE):

Interest expense	(22,803)	(206,827)
Loss on sale of note receivable	(13,931)	-
Interest income	4,894	14,524

Total other expense	(31,840)	(192,303)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(521,839)	(1,180,947)

INCOME TAX (BENEFIT)	-	-

NET LOSS FROM CONTINUING OPERATIONS	(521,839)	(1,180,947)

Income from discontinued operations net of tax	-	552,279
Loss on disposal of discontinued operations	(126,163)	-
Total net (loss) income from inactive and discontinued operations	(126,163)	552,279

NET LOSS	$(648,002)	$(628,668)

LOSS PER SHARE ON CONTINUING OPERATIONS, BASIC AND DILUTED	$(0.14)	$(0.63)

(LOSS) EARNINGS PER SHARE ON DISCONTINUED OPERATIONS, BASIC AND DILUTED	$(0.03)	$0.30

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.17)	$(0.33)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	3,725,229	1,868,611

See accompanying notes to the unaudited condensed consolidated financial statements

DIALOG GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 and 2006
(UNAUDITED)

	2007	2006

REVENUES	$-	$-

COST OF REVENUES	-	-

GROSS PROFIT	-	-

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	131,559	347,143

LOSS FROM OPERATIONS	(131,559)	(347,143)

OTHER INCOME (EXPENSE):

Interest expense	(8,221)	(78,454)
Interest income	-	4,586

Total other expense	(8,221)	(73,868)

LOSS FROM CONTINUING OPERATIONS	(139,780)	(421,011)

INCOME TAX (BENEFIT)	-	-

NET LOSS FROM CONTINUING OPERATIONS	(139,780)	(421,011)

Income from discontinued operations net of tax	-	296,609
Net loss from inactive and discontinued operations	-	296,609

NET LOSS	$(139,780)	$(124,402)

LOSS PER SHARE ON CONTINUING OPERATIONS, BASIC AND DILUTED	$(0.04)	$(0.21)

NET LOSS PER SHARE ON DISCONTINUED OPERATIONS, BASIC AND DILUTED	$-	$0.15

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.04)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	3,773,679	1,984,646

See accompanying notes to the unaudited condensed consolidated financial statements

DIALOG GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	2007	2006
Cash Flows from Operating Activities:

Net loss	$(648,002)	$(628,668)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	186,434
Bad debt expense	22,132	-
Changes in operating assets and liabilities
Accounts receivable	140,302	400,532
Prepaid expenses and other current assets	14,313	51,877
Accounts payable and accrued expenses	(212,022)	(437,026)
Bank overdraft	3,555	(19,540)
Current liabilities - due to related parties	(85,493)	23,102
Other current liabilities	-	343,269
Deferred revenues	-	(126,465)
Net cash used in operating activities	(765,215)	(206,485)

Cash Flows from Investing Activities :
Purchase of data base		4,963
Settlement of note receivable	125,000	-
Net cash provided by investing activities	125,000	4,963

Cash Flows from Financing Activities:
Short term borrowing, net	-	(39,128)
Proceeds from issuance of convertible debt to employees	-	240,650
Net cash provided by financing activities	-	201,522

Decrease in cash and cash equivalents	(640,215)	-

Cash and cash equivalents, beginning of period	640,215	-

Cash and cash equivalents, end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid during the period	$12,000	$146,946
Income taxes paid during the period	$-	$-
Conversion of debt to equity	$1,464,033	$-

See accompanying notes to the unaudited condensed consolidated financial statements

Dialog Group, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SIGNIFICANT ACCOUNTING POLICIES:

In preparing our unaudited condensed consolidated financial statements and accounting for the underlying transactions and balances reflected therein, we have applied the significant accounting policies described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. During the nine months ended September 30, 2007, we updated our significant accounting policies as follows:

    Income Taxes

Effective January 1, 2007, we adopted Financial Accounting Standard Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” or “FIN 48,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” or “SFAS No. 109.” We utilize a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

ORGANIZATION AND CAPITALIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The financial statements include the accounts of the Company, Dialog Group, Inc., and its formerly wholly-owned subsidiaries; Healthcare Dialog, Inc., Mail Mogul, Inc., Data Dialog, Inc. and AdValiant USA, Inc. All significant inter-company balances and transactions have been eliminated. The former subsidiaries were sold in December 2006 and have been reported as discontinued operations in the comparative nine and three month statements of operations for 2007 and 2006.

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

Revenue and net income for discontinued operation is as follows:

	Nine Months ended	Nine Months ended
	September 30, 2007	September 30, 2006

Total revenues	$-	$113,644

Pre-tax income from discontinued operations	-	210,894

Income tax benefit	-	0

Income from discontinued operations, net of income taxes	$-	$210,894

Sale of Dialog Group Operating Assets

On January 4, 2007 the Company completed the sale of substantially all of its operating assets to Dialog Marketing Services, Inc., a subsidiary of Redi Direct, Inc., a privately held information services company at a gain of $1,814,748. The sale, which was effective as of December 31, 2006, was for a cash purchase price of $1,900,000. The Company retained its financial assets, including its receivables, and was relieved of the liability for its office leases. Prior to the execution of the agreement, there was no material relationship between either party and the other or the other’s affiliates. Immediately after the closing of this sale, the Company sold two of its subsidiaries, Data Dialog, Inc. and Healthcare Dialog, Inc. to unrelated parties. Post closing activity resulted in a loss of $126,163 for the nine months ended September 30, 2007.

Revenue and net income for discontinued operation is as follows:

	Nine Months ended	Nine Months ended
	September 30, 2007	September 30, 2006

Total revenues	$-	$2,773,582

Pre-tax income from discontinued operations	-	117,672

Income tax benefit	-	0

Income from discontinued operations, net of income taxes	$-	$117,672

NOTE 3 - GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been presented assuming the continuity of the Company as a going concern. However, the Company has incurred substantial losses resulting in an accumulated deficit of $11,482,522 as of September 30, 2007. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.

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

In January 2007 the Company converted $1,349,045 of debt and $114,988 of unpaid interest into 1,464,033 shares of common stock. A total of 1,200,000 shares, went to Pearl Street Holdings, as they held $1,105,000 of the debt. A total of 225,000 shares went to directors or retirement funds for the benefit of a director.

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

STOCK WARRANTS

In connection with the issuance of the Class E Preferred Shares, each purchaser received a warrant to purchase 25,000 shares of common stock for a price of $16.00 per share. Warrants to purchase a total of 24,875 shares have been issued to the Class E shareholders. The warrants are exercisable until September 30, 2008. At the time of the issuance of the Class E Preferred Shares, September 30, 2003, common shares were trading between $10.00 and $12.00 per share. No value was assigned to the warrants in that there was no intrinsic value at the date of issuance.

In connection with issuance of convertible notes, the warrants provide the holders the opportunity to purchase the common stock for a price of $7.50 per share, or convert the face value of the notes along with accrued interest into common stock at $6.00 per share. Warrants to purchase a total of 31,402 shares have been issued to the convertible note holders. The warrants are exercisable until September 30, 2009.

NOTE 5 - STOCK OPTIONS

A total of 100,000 and 100,000 stock options were granted to employees, non-employee directors, officers, or consultants during the years ended December 31, 2006 and 2005, respectively. No options vested in the twelve months ending December 31, 2006 and 2005, while 0 and 648,235 options were forfeited by former employees during 2006 and 2005, respectively.

At December 31, 2004, the Company had one stock based compensation plan, which is described below. The Company accounts for the fair value of its grants under this plan in accordance with FASB 123R. The compensation cost that has been charged against income for this plan is $0 for the three months ended September 30, 2007 and 2006.

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

A summary of the status of the Company's stock option plans as of September 30, 2007 and changes during the nine months ended September 30, 2007 is presented below:

	Shares	Price
Options outstanding, January 1, 2007	29,140	$0.10
Options Granted	0	$0.00
Options Forfeited	0	0.00
Options Expired	0	$0.00
Options Exercised	0	0.00
Options Outstanding, September 30, 2007	29,140	$0.10

Stock options outstanding and exercisable at September 30, 2007 are as follows

		Options Outstanding
		Weighted Average	Weighted Average
Range of Exercise Price	Shares Outstanding	Exercise Price	Remaining Life
$300 to $400	198	$312.00	7.00
$17 to $25	11,941	$17.40	8.00
$3.6 to $5.00	17,000	$3.70	10.00
	29,139	$15.40	8.34

NOTE 6- INCOME TAXES

As of September 30, 2007, the Company had federal and state net operating losses of approximately $11,500,000 that are subject to annual limitations through 2025.

The temporary differences that give rise to deferred tax asset and liability at September 30, 2007 and 2006 are as follows:

	2007	2006
Net operating losses	$4,446,000	4,512,900
Less valuation allowance	(4,446,000)	(4,512,900)

Net deferred tax asset	$0	0

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

The effective tax rate for the periods ended September 30, 2007 are as follows:

U.S. statutory tax rate	35%
State and local taxes	4
Less valuation reserve	(39)
Effective tax rate	0

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2007.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

CONVERTIBLE NOTES DUE TO RELATED PARTIES

All of these convertible notes bear interest at the rate of five (5%) percent per annum and mature on February 1, 2008. The holders of the notes can convert them into Company common stock at a price of $0.01 per share. After the Company's shares close over $0.04 per share for twenty trading days, the Company can compel the holders to convert their notes and all accrued interest into shares of common stock at the conversion price. In January 2007 the Company converted $1,349,045 of this debt and $114,987 of unpaid interest into 1,464,033 shares of common stock. The largest block, about 1,200,000 shares, went to Pearl Street Holdings, as they held $1,105,000 of the debt. About 225,000 shares went to directors or retirement funds for the benefit of a director.

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

NOTE 9 –RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement 157 ("SFAS 157"), Fair Value Measurements . This Statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. While SFAS 157 does not require any new fair value measurements, it may change the application of fair value measurements embodied in other accounting standards. SFAS 157 will be effective at the beginning of the Company's 2008 fiscal year. The Company is currently assessing the effect of this pronouncement on the consolidated financial statements.

SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company's financial statements.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

General

As a result of the sale of its assets and subsidiaries, Dialog Group has ceased operations.

During the nine months ended September 30, 2007, Dialog Group searched for a new line of business to acquire. Administrative costs were deeply cut compared to the same quarter last year.

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

Results of Operations for the Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Operating expenses for the nine months ended September 30, 2007 were $489,999 compared with $988,644 for the nine months ended September 30, 2006. This represents a decrease of $498,645 from 2006. The decrease is due to the elimination of all operations, including the physical office expenses, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

Because there is no continuing income, the losses from operations were equal to the expenses.

Net other income/expense was an expense of $31,840 for the nine months ended September 30, 2007 of which $22,803 is attributed to interest payments, compared with net other expense of $192,303 for the nine months ended September 30, 2006, a decrease of $160,463. The nine months ended September 30, 2006 included interest expense of $206,827. The decrease is attributable to the elimination of Company’s debt in January 2007.

The net loss for the nine months ended September 30, 2007 was $648,002, compared with a net loss of $628,668 for the nine months ended September 30, 2006, representing an increase of $19,334. The loss from discontinued operations of $126,163 for the nine months ended September 30, 2007 is compared to a gain from discontinued operations of $552,279 for 2006, a decrease of $678,442.

Results of Operations for the Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Operating expenses for the three months ended September 30, 2007 were $131,559 compared with $347,143 for the three months ended September 30, 2006. This represents a decrease of $215,584 from 2006. The decrease is due to the elimination of all operations, including the physical office expenses, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

Because there is no continuing income, the losses from operations were equal to the expenses.

Net other income/expense was an expense of $8,221 for the three months ended September 30, 2007 of which $8,221 is attributed to interest payments, compared with net other expense of $73,868 for the three months ended September 30, 2006, a decrease of $65,647. The three months ended September 30, 2006 included interest expense of $78,454. The decrease is attributable to the elimination of Company’s debt in January 2007.

The net loss for the three months ended September 30, 2007 was $139,780, compared with a net loss of $124,402 in the three months ended September 30, 2006, representing an increase of $15,378. The loss from discontinued operations of $0 for the three months ended September 30, 2007 is compared to a gain from discontinued operations of $296,609 for the three month ended September 30, 2006.

Liquidity & Capital Resources

DGI had a working capital deficit of approximately $1,717,228 on September 30, 2007. The deficit is the result of accounts payable, accrued expenses and short-term borrowings due to the sale of its two previously owned subsidiaries in excess of available current assets.

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

Off-Balance Sheet Transactions

At no time during the nine months ended September 30, 2007 did the Company have any relationships with unconsolidated entities or financial partnerships, including as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Internal Control Issues

The Company’s Chief Executive Officer, Chief Financial Officer, and the outside accounting consultant have evaluated the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act) means controls and other procedures of a company that are designed to ensure that this information is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation of its disclosure controls and procedures, the Company's chief executive officer, chief financial officer, and the accounting consultant have concluded that, as of September 30, 2007 and as of the date of filing, the controls, and procedures were designed to be and were effective at a reasonable assurance level and will continue to operate as designed.

The Company maintains certain internal controls over financial reporting that are appropriate, consistent with cost-benefit considerations, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The retention of the accounting consultant, which occurred during the fiscal quarter ended June 30, 2006, has materially affected, and is reasonably likely to continue to affect, the Company’s internal control over financial reporting in a positive manner. There were no changes affecting the Company’s internal controls occurred during the nine months ended September 30, 2007.

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

Items 2, 3, 4 and 5 are omitted, as there is no information to report there under.

Item 6.	Exhibits

Exhibits

Exhibit
Number	Description	Page

2.1	Third Amended Plan of Reorganization – Incorporated by reference from Report on Form 8-K filed on October 12, 2001	X

2.2
Amendment dated February 27, 2003 to an Agreement for Merger by and among IMX Pharmaceuticals, Inc., a Utah corporation (“IMX”) (for itself and for Dialog Group, Inc., its successor by merger), HCD Acquisition, Inc. ("HCD Acquisition"), a Delaware corporation, Healthcare Dialog, Inc., a Delaware corporation (“HCD”), and Peter V. DeCrescenzo, Vincent DeCrescenzo, Sr., and Cindy Lanzendoen, each an individual, (collectively, the “Shareholders”) and Cater Barnard, plc, an a corporation of England and Wales (“CB”) – Incorporated by reference from Report on Form 8-K filed on March 15, 2003
X

2.3
Agreement for Merger dated February 24, 2003 among Dialog Group, Inc., a Delaware corporation (“DGI”), IP2M Acquisition Corp. ("Acquisition"), a Delaware corporation, IP2M, Inc., a Delaware corporation (“IP2M”), and Robin Smith, William Donovan, Five Don, Ltd. (a/k/a 5 Don Ltd.), Cameron Bevis, and Art Sadin – Incorporated by reference from Report on Form 8-K filed on March 15, 2003
X

3(i).1	Amended and Restated Articles of Incorporation – Incorporated by reference from Interim Report on Form 8-K filed on March 14, 2003	X

3(i).2	Certificate of Designation of Class C-1 Preferred Stock – Incorporated by reference from the initial filing of registration statement file number 333-106490	X

3(i).3	Certificate of Designation of Class C-2 Preferred Stock – Incorporated by reference from the initial filing of registration statement file number 333-106490	X

3(i).4	Certificate of Designation of Class C-3 Preferred Stock – Incorporated by reference from the initial filing of registration statement file number 333-106490	X

3(i).5	Certificate of Cancellation of Class C and Class D Preferred Stock – Incorporated by reference from the initial filing of registration statement file number 333-106490	X

3(i).6	Certificate of Amendment for Increased Shares – Incorporated by reference from the initial filing of registration statement file number 333-106490	X

3(i).7	Certificate of Designation of Class E Preferred Stock Incorporated by reference from Amendment No.1 to Annual Report on Form 10-KSB filed on October 3, 2006.	X

3(i).8	Certificate of Elimination of Classes C-1, C-1, and C-3 Preferred Stock Incorporated by reference from Amendment No.1 to Annual Report on Form 10-KSB filed on October 3, 2006.	X

3(i).9	Certificate of Amendment for Increased Shares Incorporated by reference from Amendment No.1 to Annual Report on Form 10-KSB filed on October 3, 2006.	X

3(ii).1	By-laws – Incorporated by reference from Interim Report on Form 8-K filed on March 14, 2003	X

4.1	Instruments defining the rights of security holders – Incorporated by reference from Exhibit 3(i).1 through Exhibit 3(i).10.	X

4.2	Convertible Debenture – Incorporated by reference from the Current Report on Form 8-K filed March 27, 2007.	X

4.3	Warrant – Incorporated by reference from the Current Report on Form 8-K filed March 27, 2007.	X

10	Material contracts

10.1	Employment Agreement for Peter V. DeCrescenzo Incorporated by reference from the Annual Report on Form 10-KSB filed on April 14, 2003	X

10.2	Employment Agreement for Vincent DeCrescenzo Incorporated by reference from the Annual Report on Form 10-KSB filed on April 14, 2003	X

10.3	Employment Agreement for Cindy Lanzendoen Incorporated by reference from the Annual Report on Form 10-KSB filed on April 14, 2003	X

10.5	2002 Stock Option Plan, as amended– Incorporated by reference from the initial filing of registration statement file number 333-106490	X

10.6	Amendment to Employment Agreement for Peter V. DeCrescenzo. Incorporated by reference from Amendment No.1 to Annual Report on Form 10-KSB filed on October 3, 2006.	X

10.7	Amendment to Employment Agreement for Vincent DeCrescenzo, Sr. Incorporated by reference from Amendment No.1 to Annual Report on Form 10-KSB filed on October 3, 2006.	X

10.8	Guarantee Agreement with Peter DeCrescenzo Incorporated by reference from Amendment No.1 to Annual Report on Form 10-KSB filed on October 3, 2006.	X

10.9	Guarantee Agreement with Vincent DeCrescenzo Incorporated by reference from Amendment No.1 to Annual Report on Form 10-KSB filed on October 3, 2006.	X

21.1	Subsidiaries of the registrant	X

31(i)	302 Certification of Chief Executive Officer	11

31(ii)	302 .Certification of Chief Financial Officer	12

32(i)	906 Certification of Chief Executive Officer	13

32(ii)	906 Certification of Chief Financial Officer	14

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIALOG GROUP, INC.
Date: November __, 2007
	By:	/s/ Peter V. DeCrescenzo
Peter V. DeCrescenzo, President and Chief Executive Officer

Signature	Title	Date

/s/ Peter V. DeCrescenzo	Chief Executive Officer	November __, 2007
Peter V. DeCrescenzo

/s/ Vincent DeCrescenzo	Chief Financial	November __, 2007
Vincent DeCrescenzo	and Accounting Officer

INDEX TO EXHIBITS

Exhibit	Page
Number	Number	Description

31(i)	11	302 Certification of Chief Executive Officer
31(ii)	12	302 Certification of Chief Financial Officer
32(i)	13	906 Certification of Chief Executive Officer
32(ii)	14	906 Certification of Chief Financial Officer